Form 10QSB
period 1996-03-31
ZAXIS INTERNATIONAL INC
filed 1996-05-15
CIK 797542

FORM 10-QSB - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                            Zaxis International Inc.
                  (Name of Issuer as specified in its charter)

           Delaware                 0-15476                         68-0080601
(State of Incorporation)    (Commission File Number)   ( IRS Employer Identification No.)



                    1890 Georgetown Road, Hudson, Ohio 44236
                     (Address of principal executive office)



                                  (216)650-0444
                         (Registrant's telephone number)




Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filings for the past 90 days. Yes[X] No[ ]

As of May 9, 1996 there were 5,377,328 shares of Common Stock outstanding.



Page 1 of 10 Pages. Exhibit Index on Page 9.

                            ZAXIS INTERNATIONAL INC.
                                   FORM 10-QSB



                                                                                                 Page No.
                                                                                                 --------

Part I - Financial Information

Item 1. Financial Statements.

           Consolidated Balance Sheet                                                                3

           Consolidated Statements of Operations                                                     4

           Consolidated Statements of Cash Flows                                                     5

           Notes to Consolidated Financial Statements                                                6


Item 2. Management's Discussion and Analysis.                                                      7-8


                                              Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K.                                                            9

SIGNATURES                                                                                           9



                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                    MARCH 31,         DECEMBER 31,
                                                                                      1996               1995
                                                                                 ----------------   ----------------
                                                                                   (Unaudited)
 CURRENT ASSETS:
       Cash                                                                       $      340,961     $      135,574
       Accounts receivable, net                                                          139,980             54,356
       Inventory                                                                         228,511            135,845
       Prepaid expenses and other                                                        131,985             39,700
                                                                                 ----------------   ----------------
                    Total current assets                                                 841,437            365,475
 PROPERTY AND EQUIPMENT:
       Machinery and equipment                                                           279,703            185,093
       Office equipment                                                                  169,520            163,284
       Leasehold improvements                                                             68,457             50,847
       Furniture and fixtures                                                             18,077             14,390
                                                                                 ----------------   ----------------
                                                                                         535,757            413,614
       Less accumulated depreciation                                                     115,717             96,201
                                                                                 ----------------   ----------------
                                                                                         420,040            317,413
 OTHER ASSETS:
       Deposits                                                                           19,094             19,094
       Patent costs                                                                       28,041             26,124
       Organization costs                                                                  6,910              7,502
                                                                                 ----------------   ----------------
                                                                                          54,045             52,720
                                                                                 ----------------   ----------------

                    TOTAL ASSETS                                                  $    1,315,522     $      735,608
                                                                                 ================   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


 CURRENT LIABILITIES:
       Current portion of lease obligations                                       $        7,552     $       10,334
       Notes payable                                                                      10,015             25,015
       Accounts payable                                                                  286,972            200,262
       Accrued expenses                                                                  181,260            198,512
                                                                                 ----------------   ----------------
                    Total current liabilities                                            485,799            434,123

 STOCKHOLDERS' EQUITY:
       Common stock                                                                       53,773             49,027
       Additional paid-in capital                                                      5,184,737          4,152,631
       Deferred compensation                                                             (39,292)           (59,375)
       Accumulated deficit                                                            (4,369,495)        (3,840,798)
                                                                                 ----------------   ----------------
                    Total stockholders' equity                                           829,723            301,485
                                                                                 ----------------   ----------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    1,315,522     $      735,608
                                                                                 ================   ================



 See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED



                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                ------------------------------------
                                                                                      1996               1995
                                                                                -----------------  -----------------

Net sales                                                                        $       136,165    $        36,195

Cost of goods sold                                                                       205,639             80,882

Selling, general and administrative expenses                                             461,580            333,832
                                                                                -----------------  -----------------

             Loss from operations                                                       (531,054)          (378,519)

Other income (expense):
  Interest income                                                                          3,263                155
  Miscellaneous income                                                                       742                  -
  Interest expense                                                                        (1,648)            (1,033)
                                                                                -----------------  -----------------

             Total other income (expense)                                                  2,357               (878)
                                                                                -----------------  -----------------

             Net loss                                                            $      (528,697)   $      (379,397)
                                                                                =================  =================

Net loss per common share                                                        $          (0.1)   $         (0.12)
                                                                                =================  =================

Weighted average number of shares outstanding                                          5,239,931          3,117,267
                                                                                =================  =================


 See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                ------------------------------------
                                                                                      1996               1995
                                                                                -----------------  -----------------
OPERATING ACTIVITIES:
Net loss                                                                         $      (528,697)   $      (379,397)
Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                         20,833             10,643
    Compensation due to stock option grants                                              (10,894)            79,080
    Changes in operating assets and liabilities:
      Accounts receivable                                                                (85,624)            (5,727)
      Inventory and prepaid expenses                                                    (184,951)            (7,838)
      Accounts payable and accrued expenses                                               69,459              7,681
                                                                                -----------------  -----------------

           Cash used in operating activities                                            (719,874)          (295,558)

 INVESTING ACTIVITIES:
  Purchase of property and equipment                                                    (122,143)           (43,412)
  Patent cost expenditures                                                                (2,643)              (595)
                                                                                -----------------  -----------------

           Cash used in investing activities                                            (124,786)           (44,007)

FINANCING ACTIVITIES:
  Proceeds from sales of common stock                                                  1,067,829             77,739
  Payments on notes payable                                                              (15,000)               -
  Payments on capital lease obligations                                                   (2,782)            (2,307)
  Advances from investors                                                                      -            474,000
                                                                                -----------------  -----------------

           Cash provided by financing activities                                       1,050,047            549,432
                                                                                -----------------  -----------------

Increase in cash                                                                         205,387            209,867
Cash at beginning of period                                                              135,574              9,112
                                                                                -----------------  -----------------

Cash at end of period                                                            $       340,961    $       218,979
                                                                                =================  =================


 See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The financial statements present the consolidated financial position and results of operations of Zaxis International Inc. (International) and Zaxis Inc. (Zaxis or the Company ), its wholly-owned subsidiary.

On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company (InFerGene). InFerGene was an inactive public company and neither InFerGene nor its subsidiary had any assets or liabilities. The merger, for accounting purposes, was a reverse acquisition in which Zaxis acquired InFerGene. The acquisition was accounted for as a purchase with no value assigned to InFerGene. InFerGene then changed its name to Zaxis International Inc. The financial statements include the operations of Zaxis for all periods presented and the operations of International since the date of acquisition. All intercompany transactions and balances have been eliminated.

The financial statements and notes thereto do not include all of the disclosures necessary for a full presentation of financial condition and operating results, and should be read in conjunction with the financial statements for the year ended December 31, 1995.

2. LIQUIDITY

Zaxis incurred losses of $528,697 during the three months ended March 31, 1996, $1,729,000 in 1995 and $686,000 in 1994. Management expects that the Company will continue to incur losses and use cash in operations at least until the fourth quarter of 1996. At that point, it is expected that sales of existing products will be at a higher level, reflecting recently completed agreements with major distributors and the distribution of the Company's product catalog, although there can be no assurance that positive cash flow from operations will be achieved when expected. Completion of management's plans for new product launching, research, development, and product manufacturing and packaging enhancements are expected to require substantial expenditures. Management estimates that funds available will be sufficient to cover operating and capital expenditure needs until the middle of 1996.

Management recognizes that additional financial resources must be obtained in order to execute its plans and to fund operations until they are expected to generate cash, and is in the process of exploring several possibilities for interim and long-term financing. The possibilities that are being explored include the sale of additional equity securities; alliances with other entities or other arrangements that will provide the necessary funds; postponement of plans for product launch, research, development, and capital expenditures; curtailment of the scope of operations; or a combination of the foregoing. There can be no assurance that the Company will be successful in obtaining the interim or long-long-term financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the financial statements.

3. NET LOSS PER COMMON SHARE

Net loss per share has been calculated giving retroactive effect to the exchange ratio of Zaxis Inc. common stock for shares of Zaxis International Inc. in the August 25, 1995 merger. The effects of outstanding options and warrants has not been included in the calculation of net loss per share because their inclusion would not be dilutive.

                            ZAXIS INTERNATIONAL INC.

Item 2. Management's Discussion and Analysis.

Results of Operations
Sales for the three months ended March 31, 1996, totaled $136,000 compared with $36,000 for 1995's first quarter. The increase was largely due to sales to new distributors added in late 1995. Sales to accounts established early in 1995 were also higher in 1996.

Cost of goods sold was $206,000 in 1996, exceeding sales by 51%. Cost of goods sold for 1995 was 125% more than the related sales. Costs continued to exceed sales because sales volume is below capacity and the automation and integration of production and packaging processes, while proceeding, are still not complete.

Selling, general and administrative expenses of $462,000 for the first quarter of 1996 were up $128,000 or 38% from the comparable 1995 quarter. Higher professional and consulting fees, more advertising expense and increased travel costs are the principal reasons for the increase.

The net loss of $529,000 for the first quarter of 1996 compares with $379,000 for the prior year's first quarter. The loss per share of $.10 for 1996 was $.02 less than 1995 due to sales of 1,650,730 shares in the last two quarters of 1995 and the first quarter of 1996.

Financial Condition and Liquidity
Since December 31, 1995, the Company received $1.1 million from the sale of common stock resulting from the exercise of Class A warrants. The principal uses of these funds included operating activities ($720,000) and property and equipment purchases ($122,000). The operating activities include accounts receivable and inventory increases of $86,000 and $98,000, respectively, reflecting actual and anticipated increases in activity.

The Company has not been profitable to date and expects to continue experiencing operating losses at least until the fourth quarter of 1996. Until that point, the Company does not expect to generate cash from operations. Although there can be no assurance that profitable levels of operations will be achieved, the Company believes that sales volume will continue to improve with the distribution agreements initiated in late 1995 and early 1996 and with a new distribution arrangement with a major U.S. distributor launched in May 1996.

The Company is seeking sources of funds to provide necessary working capital while its operations are using cash and to provide the means to carry out its business plan. Elements of that plan include:

o Marketing of the Company's LFS lipoprotein assay system, which management believes can be priced competitively and can produce higher gross margins than existing Company products.

o Further automation of manufacturing and packaging operations to reduce costs and expand capacity to meet anticipated demand.

o Research and development of a line of cholesterol and blood serum tests based on the LFS.

o    Research and development of DNA sequencing products.

The Company expects that cash on hand will be sufficient to meet current commitments for capital expenditures, which do not include the capital and research and development costs described in the preceding paragraph, and to fund operations until approximately the middle of 1996. In order to continue operations at anticipated levels beyond that point, the Company will require additional financing and fulfillment of the plans described in the preceding paragraph will require substantial funds. The Company does not currently have commitments for any of the funds required, but is exploring several possibilities for interim and long-term financing. The possibilities being explored include a public offering of equity securities, an alliance or partnership with a firm with sufficient sources of capital, curtailment of the scope of operations, postponement of the plans described above, or a combination of the foregoing. Once the Company decides the course of action, it is possible that interim financing will be required to fund operations until completion of the implementation of that course of action. There can be no assurance that the Company will be successful in obtaining the interim or long-term financing.

Part II-Other Information

Item 1. Legal Proceedings       None.

Item 2. Changes in Securities       None.

Item 3. Defaults Upon Senior Securities        None.

Item 4. Submission of Matters to a Vote of Security Holders        None.

Item 5. Other Information.        None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

          27   Financial Data Schedule Page 10.

      (b) Reports on Form 8-K.

          Form 8-K dated March 1, 1996 reported a change in Registrant's certifying accountants and indicted that there were no reportable disagreements with prior certifying accountants.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Zaxis International Inc.
                                                  (Registrant)


May 13, 1996                                      /s/ C. E. Leffler
                                                  -------------------------
                                                  C. E. Leffler
                                                  President


May 13, 1996                                      /s/ John V. Danis
                                                  -------------------------
                                                  John V. Danis
                                                  Vice President of Finance