Form 10QSB
period 1996-06-30
ZAXIS INTERNATIONAL INC
filed 1996-08-13
CIK 797542

FORM 10-QSB - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            Zaxis International Inc.
                  (Name of Issuer as specified in its charter)

           Delaware                  0-15476                    68-0080601
(State of Incorporation)       (Commission File Number)      (IRS Employer
                                                             Identification No.)



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

As of August 5, 1996 there were 5,402,998 shares of Common Stock outstanding.

Page 1 of 11 Pages.  Exhibit Index on Page 9.

                            ZAXIS INTERNATIONAL INC.
                                   FORM 10-QSB

                                                                            Page No.
                                                                            --------
Part I - Financial Information

Item 1. Financial Statements.

              Consolidated Balance Sheet                                       3

              Consolidated Statements of Operations:

                  Quarters ended June 30, 1996 and 1995                        4

                  Six Months ended June 30, 1996 and 1995                      5

              Consolidated Statements of Cash Flows                            6

              Notes to Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis.                                 8-9

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.                                     10

SIGNATURES                                                                    11

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                  JUNE 30,      DECEMBER 31,
                                                                    1996          1995
                                                               --------------   -----------
                                                                 (Unaudited)

 CURRENT ASSETS:
       Cash                                                      $   161,462    $   135,574
       Accounts receivable, net                                       66,940         54,356
       Inventory                                                     188,249        135,845
       Prepaid expenses and other                                     50,927         39,700
                                                                 -----------    -----------
                    Total current assets                             467,578        365,475
 PROPERTY AND EQUIPMENT:
       Machinery and equipment                                       244,974        185,093
       Office equipment                                              182,291        163,284
       Leasehold improvements                                         86,189         50,847
       Furniture and fixtures                                         18,077         14,390
                                                                 -----------    -----------
                                                                     531,531        413,614
       Less accumulated depreciation                                 137,422         96,201
                                                                 -----------    -----------
                                                                     394,109        317,413
 OTHER ASSETS:
       Deposits                                                       51,778         19,094
       Patent costs                                                   29,252         26,124
       Organization costs                                              6,317          7,502
                                                                 -----------    -----------
                                                                      87,347         52,720
                                                                 -----------    -----------

                    TOTAL ASSETS                                 $   949,034    $   735,608
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

 CURRENT LIABILITIES:
       Current portion of lease obligations                      $     5,623    $    10,334
       Bank loan payable                                              99,985         25,015
       Notes payable to directors                                    103,340           --
       Accounts payable                                              529,457        200,262
       Accrued expenses                                              196,415        198,512
                                                                 -----------    -----------
                    Total current liabilities                        934,820        434,123

 STOCKHOLDERS' EQUITY:
       Common stock                                                   54,029         49,027
       Additional paid-in capital                                  5,280,368      4,152,631
       Deferred compensation                                         (36,484)       (59,375)
       Accumulated deficit                                        (5,283,699)    (3,840,798)
                                                                 -----------    -----------
                    Total stockholders' equity                        14,214        301,485
                                                                 -----------    -----------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   949,034    $   735,608
                                                                 ===========    ===========

See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                --------------------------
                                                   1996           1995
                                                -----------    -----------
Net sales                                       $    83,431    $    47,840

Cost of goods sold                                  318,034         93,546

Selling, general and administrative expenses        680,268        340,936
                                                -----------    -----------

             Loss from operations                  (914,871)      (386,642)

Other income (expense):
  Interest income                                     1,614          1,227
  Miscellaneous income                                  449            583
  Interest expense                                   (1,396)        (2,267)
                                                -----------    -----------

             Total other income (expense)               667           (457)
                                                -----------    -----------

             Net loss                           $  (914,204)   $  (387,099)
                                                ===========    ===========

Net loss per common share                       $      (0.7)   $     (0.12)
                                                ===========    ===========

Weighted average number of shares outstanding     5,386,380      3,129,984
                                                ===========    ===========


See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                             ------------------------------------
                                                   1996               1995
                                             -----------------  -----------------
Net sales                                       $   219,596        $    84,035

Cost of goods sold                                  523,673            174,428

Selling, general and administrative expenses      1,141,848            674,768
                                                -----------        -----------

             Loss from operations                (1,445,925)          (765,161)

Other income (expense):
  Interest income                                     4,877              1,382
  Miscellaneous income                                1,191                583
  Interest expense                                   (3,044)            (3,300)
                                                -----------        -----------

             Total other income (expense)             3,024             (1,335)
                                                -----------        -----------

             Net loss                           $(1,442,901)       $  (766,496)
                                                ===========        ===========

Net loss per common share                       $      (0.2)       $     (0.24)
                                                ===========        ===========

Weighted average number of shares outstanding     5,394,689          3,123,625
                                                ===========        ===========


See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                   ------------------------
                                                       1996           1995
                                                   -----------    ---------
OPERATING ACTIVITIES:

Net loss                                           $(1,442,901)   $(766,496)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                       43,858       23,216
    Compensation due to stock option grants             (8,086)     158,168
    Changes in operating assets and liabilities:
      Accounts receivable                              (12,584)     (18,302)
      Inventory and prepaid expenses                   (63,631)      15,812
      Accounts payable and accrued expenses            327,098       73,917
                                                   -----------    ---------
           Cash used in operating activities        (1,156,246)    (513,685)

 INVESTING ACTIVITIES:
  Purchase of property and equipment                  (117,917)     (63,118)
  Deposits                                             (32,684)        --
  Patent cost expenditures                              (4,580)        --
                                                   -----------    ---------

           Cash used in investing activities          (155,181)     (63,118)

FINANCING ACTIVITIES:
  Proceeds from sales of common stock                1,163,715       77,739
  Payments on notes payable                            178,310         --
  Payments on capital lease obligations                 (4,711)      (4,794)
  Advances from investors                                 --        676,300
                                                   -----------    ---------

           Cash provided by financing activities     1,337,314      749,245
                                                   -----------    ---------

Increase in cash                                        25,887      172,442
Cash at beginning of period                            135,574        9,112
                                                   -----------    ---------

Cash at end of period                              $   161,461    $ 181,554
                                                   ===========    =========



See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements present the consolidated financial position and results of operations of Zaxis International Inc. (International) and Zaxis Inc. (Zaxis or the Company), its wholly-owned subsidiary.

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

2. LIQUIDITY

Zaxis incurred losses of $1,442,901 during the six months ended June 30, 1996, $1,729,000 in 1995 and $686,000 in 1994. The operations of the Company have been financed mainly by private sales of common stock and, to a lesser extent, by loans from members of the Board of Directors.

Management recognizes that additional financial resources must be obtained in order to execute its plans and to fund operations until they can generate cash, and is in the process of exploring several possibilities for interim and long-term financing. The possibilities that are being explored include the sale of additional equity securities; alliances with other entities or other arrangements that will provide the necessary funds; postponement of plans for product launch, research, development, and capital expenditures; curtailment of the scope of operations; or a combination of the foregoing. There can be no assurance that the Company will be successful in obtaining the interim or long-long-term financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the financial statements.

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

                            ZAXIS INTERNATIONAL INC.

Item 2. Management's Discussion and Analysis.

Results of Operations
Sales for the six months ended June 30, 1996, totaled $220,000 compared with $84,000 for 1995's first six months. The increase was largely due to sales in connection with new programs launched with outside distributors in late 1995 and early 1996. Sales in the second quarter of 1996 of $83,000 were down $53,000 from the first quarter's $136,000. The decrease was due to the impact of initial stocking orders for outside distributors which benefited the first quarter.

Cost of goods sold amounted to $524,000 in 1996, exceeding sales by $304,000. Cost of goods sold for 1995 of $174,000 was $90,000 more than the related sales. Costs continued to exceed sales because sales volume is below capacity. In addition, 1996 sales include distributor demonstration equipment and devices at discounted prices, producing a high cost to sales ratio.

Selling, general and administrative expenses were $1,142 for the six months ended June 30, 1996, up $467,000 or 69% from the previous year. Higher professional and consulting fees, more advertising expense and increased travel costs are the principal reasons for the increase. Sales, executive and administrative salaries were also higher in 1996 than in 1995 due to added personnel, but that increase was offset by a decline in non-cash compensation due to stock option plans.

Financial Condition and Liquidity
Sales of common stock generated $1.2 million and borrowings added another $178,000 to cash. These funds were mainly used in operations, which used $1.2 million in cash, net of a $327,000 increase in accounts payable. Since the end of 1995, the excess of current liabilities over current assets has increased to $467,000 from $68,000.

The Company needs to secure immediate financing to allow it to exploit several opportunities from new products that are completed or are nearly out of the development stage, afford it the time required to build sales volumes of existing products to profitable levels, and satisfy the demands of current creditors. The opportunities that the Company is pursuing include:

- -    Joint ventures with laboratory instrument manufacturers which would provide immediate funds and help secure the rights to patents which the Company has options to acquire.

- -    Marketing programs financed by advance payment by pharmaceutical manufacturers of atherosclerotic therapeutic drugs for mass series of lipoprotein assays to measure the efficacy of patient treatment.

- -    Joint ventures with molecular biology companies for mass production of the
     Company's new long-life DNA sequencing gel product.

- -    Significant investments by private investors, venture capitalists, and/or institutional investors in anticipation of FDA approval of the Company's lipoprotein assay system.

                            ZAXIS INTERNATIONAL INC.

While there have been favorable developments regarding all of the opportunities mentioned above, none have yet been consummated and there can be no assurance that any of them will be successfully concluded.







Part II-Other Information

Item 1. Legal Proceedings       None.

Item 2. Changes in Securities       None.

Item 3. Defaults Upon Senior Securities        None.

Item 4. Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders on June 13, 1996, the following directors were elected to one year terms: Leonard A. Duval, Charles E. Leffler, Steven Tsengas and Calvin D. Wible with 3,169,040 shares voted in favor and 372,450 abstaining; Gregory S. Bambeck and Jon M. Roskowski with 3,145,877 in favor and 395,613 abstaining: and Vincent Tabatneck with 3,149,040 in favor and 392,450 abstaining. In addition, Stockholders approved the Company's Restated 1995 Long-Term Incentive Plan with 3,431,575 shares voted in favor, 24,315 against and 53,240 abstaining; approved the Company's 1996 Non-Employee Directors' Stock Option Plan, 3,392,394 for, 85,430 against and 31,306 abstaining; and ratified the appointment of Ernst & Young LLP as independent accountants, 3,508,158 for, 23,187 against and 10,146 abstaining.

Item 5. Other Information.        None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

          27 Financial Data Schedule        Page 11

      (b) Reports on Form 8-K.
                None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Zaxis International Inc.
                                             ------------------------
                                             (Registrant)

August 13, 1996                              /s/ C. E. Leffler      .
                                             ------------------------
                                             C.E. Leffler
                                             President

August 13, 1996                              /s/ John V. Danis      .
                                             ------------------------
                                             John V. Danis
                                             Vice President of Finance