Form 10QSB
period 1996-09-30
ZAXIS INTERNATIONAL INC
filed 1996-11-14
CIK 797542

    FORM 10-QSB - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

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

As of November 5, 1996 there were 5,432,226 shares of Common Stock outstanding.

Page 1 of 37 Pages.  Exhibit Index on Page 9.

                            ZAXIS INTERNATIONAL INC.
                                   FORM 10-QSB

                                                                           Page No.
                                                                           --------
Part I - Financial Information

Item 1. Financial Statements.

           Consolidated Balance Sheet                                         3

           Consolidated Statements of Operations:

             Quarters ended September 30, 1996 and 1995                       4

             Nine Months ended June 30, 1996 and 1995                         5

           Consolidated Statements of Cash Flows                              6

           Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis.                               8-9

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.                                    10

SIGNATURES                                                                   11

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                   September 30        December 31,
                                                                      1996                  1995
                                                                   -----------         -----------
                                                                   (Unaudited)
CURRENT ASSETS:
    Cash                                                           $   118,708         $   135,574
    Accounts receivable, net                                            68,312              54,356
    Inventory                                                          136,056             135,845
    Prepaid expenses and other                                          17,616              39,700
                                                                   -----------         -----------
                 Total current assets                                  340,692             365,475
PROPERTY AND EQUIPMENT:
    Machinery and equipment                                            245,228             185,093
    Office equipment                                                   202,691             177,674
    Leasehold improvements                                              88,054              50,847
                                                                   -----------         -----------
                                                                       535,973             413,614
    Less accumulated depreciation                                      159,127              96,201
                                                                   -----------         -----------
                                                                       376,846             317,413
OTHER ASSETS:
    Deposits                                                            78,078              19,094
    Patent costs                                                        32,330              26,124
    Organization costs                                                   5,725               7,502
                                                                   -----------         -----------
                                                                       116,133              52,720
                                                                   -----------         -----------
                 TOTAL ASSETS                                      $   833,671         $   735,608
                                                                   ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Current portion of lease obligations                           $     2,348         $    10,334
    Bank loan payable                                                  100,000              25,015
    Notes payable to directors                                         141,340                   0
    Notes payable to others                                            189,000                   0
    Accounts payable                                                   452,631             200,262
    Accrued expenses                                                   221,641             198,512
                                                                   -----------         -----------
                 Total current liabilities                           1,106,960             434,123
STOCKHOLDERS' EQUITY:
    Common stock                                                        54,322              49,027
    Additional paid-in capital                                       5,378,139           4,152,631
    Deferred compensation                                              (33,676)            (59,375)
    Accumulated deficit                                             (5,672,074)         (3,840,798)
                                                                   -----------         -----------
                 Total stockholders' equity                           (273,289)            301,485
                                                                   -----------         -----------
                 Total liabilities and stockholders' equity        $   833,671         $   735,608
                                                                   ===========         ===========


    See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                                                           Three Months Ended
                                                              September 30,
                                                     -------------------------------
                                                        1996                1995
                                                     -----------         -----------
Net sales                                            $   119,794         $    48,311

Cost of goods sold                                       191,560              69,798

Selling, general and administrative expenses             311,664             295,519
                                                     -----------         -----------
         Loss from operations                           (383,430)           (317,006)

Other income (expense):
  Interest income                                          1,319               1,357
  Miscellaneous income                                       263                  71
  Interest expense                                        (6,528)             (8,809)
                                                     -----------         -----------
         Total other income (expense)                     (4,946)             (7,381)
                                                     -----------         -----------
         Net loss                                    $  (388,376)        $  (324,387)
                                                     ===========         ===========
Net loss per common share                            $     (0.07)        $     (0.09)
                                                     ===========         ===========

Weighted average number of shares outstanding          5,413,218           3,785,405
                                                     ===========         ===========


See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                            Nine Months Ended
                                                              September 30,
                                                     -------------------------------
                                                        1996                 1995
                                                     -----------         -----------
Net sales                                            $   339,390         $   132,346

Cost of goods sold                                       715,233             244,226

Selling, general and administrative expenses           1,453,512             970,287
                                                     -----------         -----------
           Loss from operations                       (1,829,355)         (1,082,167)

Other income (expense):
  Interest income                                          6,196               2,739
  Miscellaneous income                                     1,454                 654
  Interest expense                                        (9,572)            (12,109)
                                                     -----------         -----------
           Total other income (expense)                   (1,922)             (8,716)
                                                     -----------         -----------
           Net loss                                  $(1,831,277)        $(1,090,883)
                                                     ===========         ===========

Net loss per common share                            $     (0.34)        $     (0.33)
                                                     ===========         ===========
Weighted average number of shares outstanding          5,346,509           3,344,218
                                                     ===========         ===========



See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED


                                                                   Nine Months Ended
                                                                      September 30,
                                                            ------------------------------
                                                               1996                1995
                                                            -----------         -----------
OPERATING ACTIVITIES:
Net loss                                                    ($1,831,277)        ($1,090,883)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                                66,881              36,624
    Compensation due to stock option grants                      (5,278)            194,672
    Changes in operating assets and liabilities:
      Accounts receivable                                       (13,956)            (30,009)
      Inventory and prepaid expenses                             21,873             (81,719)
      Accounts payable and accrued expenses                     275,499             187,071
                                                            -----------         -----------
              Cash used in operating activities              (1,486,258)           (784,244)

INVESTING ACTIVITIES:
  Purchase of property and equipment                           (122,359)            (96,013)
  Deposits                                                      (58,984)                  0
  Patent cost expenditures                                       (8,384)             (4,555)
                                                            -----------         -----------
               Cash used in investing activities               (189,727)           (100,568)

FINANCING ACTIVITIES:
  Proceeds from sales of common stock                         1,261,780           1,352,770
  Payments on notes payable                                     405,325                   0
  Payments on capital lease obligations                          (7,986)             (8,198)
                                                            -----------         -----------
               Cash provided by financing activities          1,659,119           1,344,572
                                                            -----------         -----------
Increase in cash                                                (16,866)            459,760
Cash at beginning of period                                     135,574               9,112
                                                            -----------         -----------
Cash at end of period                                       $   118,708         $   468,872
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

2. LIQUIDITY

Zaxis incurred losses of $1,831,277 during the nine months ended September 30, 1996, $1,729,000 in 1995 and $686,000 in 1994. The operations of the Company have been financed mainly by private sales of common stock and by loans from members of the Board of Directors and private investors.

Management recognizes that additional financial resources must be obtained in order to execute its plans and to fund operations until they can generate cash, and is in the process of pursuing several possibilities for interim and long-term financing. The Company has engaged an investment banking firm to assist in the private placement of debt securities for interim needs and will then pursue long-term financing, possibly through the sale of common stock. There can be no assurance that the Company will be successful in obtaining the interim or long-term financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the financial statements.

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

                            ZAXIS INTERNATIONAL INC.

Item 2. Management's Discussion and Analysis.

Results of Operations
Sales for the nine months ended September 30, 1996 and 1995, were $339,000 and $132,000, respectively. The increase of $207,000 resulted from (1) new programs launched with outside distributors in late 1995 and early 1996 which accounted for most of the $135,000 increase in the first two quarters of the year over 1995; (2) sales of laboratory equipment of $57,000 in the third quarter; and (3) growth in sales of laboratory media, compounds and reagents.

Cost of goods sold amounted to $715,000 for the nine months ended September 30, 1996, exceeding sales by $386,000. Cost of goods sold for the comparable 1995 period of $244,000 was $112,000 more than the related sales. Costs continued to exceed sales because sales volume is still below capacity. In addition, 1996 sales include sales of distributor demonstration equipment and devices at discounted prices, producing a higher cost to sales ratio.

Selling, general and administrative expenses amounted to $1,454,000 for the nine months ended September 30, 1996, up $483,000 or 50% from the previous year. Higher professional and consulting fees, more advertising expense and increased travel costs are the principal reasons for the increase. Sales, executive and administrative salaries were also higher in 1996 than in 1995 due to added personnel, but that increase was offset by a decline in non-cash compensation due to stock option plans. For the quarter, these costs totaled $312,000, up $16,000 from the prior year, and were lower than the costs incurred in the first two quarters of 1996 of $462,000 and $680,000, respectively. The lower level of expense in the third quarter reflects strict cost controls, payroll reductions and less professional fees and advertising.

Interest expense of $9,572 for the nine months was $2,500 less than 1995 which included borrowing costs on interim financing, pending the completion of a private placement of Common Stock in August 1995. Interest expense for the quarter ended September 30, 1996, was $6,528, compared with $3,044 for the first six months of 1996. The increase was due to interest accrued on notes payable to directors and others issued during the period June through September of 1996.

Financial Condition and Liquidity
Operating activities used $1,486,000 during the first nine months of 1996. Investing activities, primarily equipment purchases and deposits, used an additional $190,000. The primary source of funds was Common Stock sales of $1.3 million, including $1.1 million from the exercise of Class A Warrants in January 1996. The Company borrowed $405,000 during the nine months ended September 30, 1996, including $189,000 from private investors, $141,000 from directors and $75,000 from a bank.

The Company is seeking immediate financing to allow it to exploit several opportunities from new products emerging from development stage, to afford it the time required to build sales volumes of existing products to profitable levels, and to satisfy the demands of current creditors. Accordingly, the Company intends to secure interim financing from private sources and has retained an investment banking firm to assist in that effort. The

                            ZAXIS INTERNATIONAL INC.

Company's immediate goal is to obtain sufficient funds to permit continuing operations into the first half of 1997 and then complete long-term financing, possibly through the sale of equity securities. Concurrently, the Company is pursuing several opportunities to accelerate sales volume and provide additional funds. These include joint ventures and supply arrangements with laboratory instrument manufacturers utilizing various patent rights to which the Company has access; alliances with molecular biology companies to market the Company's long-lived precast DNA sequencing gel; and marketing programs with pharmaceutical manufacturers and laboratory instrument marketers to obtain market share for the Company's Lipoprotein assay kit which was granted FDA clearance for clinical applications in September 1996.

There can be no assurance that any of the financing, marketing or joint venture efforts will be concluded.

Part II-Other Information

Item 1. Legal Proceedings       None.

Item 2. Changes in Securities       None.

Item 3. Defaults Upon Senior Securities        None.

Item 4. Submission of Matters to a Vote of Security Holders     None.

Item 5. Other Information.        None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

                                                                         Page
                                                                         ----

           10  Material Contracts

               Promissory Notes to Directors and Other Investors         11-36

           27    Financial Data Schedule                                    37

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

                                          Zaxis International Inc.
                                          ------------------------
                                                (Registrant)

November 13, 1996                       /s/ C. E. Leffler.
                                        --------------------------------
                                        C. E. Leffler
                                        President

November 13, 1996                       /s/ John V. Danis.
                                        --------------------------------
                                        John V. Danis
                                        Vice President of Finance

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THIS NOTE CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH SUCH LAWS.

                                 PROMISSORY NOTE

$100,000.00                                                      Hudson, Ohio
                                                                 June 26 , 1996

     FOR VALUE RECEIVED, Zaxis International Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Calvin D. Wible and Leonard
A. Duval ("Payee"), the principal sum of One Hundred Thousand Dollars ($100,000), together with interest thereon at the rate hereinafter specified.

     1. REPAYMENT. On December 26, 1996 (the "Maturity Date"), the outstanding principal balance, and accrued and unpaid interest thereon, shall be due and payable in full.

     2. INTEREST. The Company shall pay interest qurterly on the 26th of September and December on the unpaid principal amount of this Note at an annual rate equal to 9.25%.

     3. PAYMENT. Amounts due under this Note are payable in lawful money of the United States of America at Payee's address set forth above or at such other location as may be designated by payee.

     4. PREPAYMENT. The Company shall have the right to prepay any amount of interest or principal due under this Note at any time without penalty or premium. Any such prepayment shall first be applied to the amount of interest accrued to the date of such prepayment, then to the principal amount of this Note.

     5. WARRANTS. As additional consideration for the loan of funds evidenced by this Note, the Company has granted to Payee certain warrants pursuant to a Warrant Agreement of even date herewith.

     6. OPTIONAL REPAYMENT. Payee may elect to accept repayment in the form of shares of Zaxis International Inc. Common Stock by exercising the Warrants pursuant to the Warrant Agreement. If Payee so elects, the Company will grant additional Warrants in an amount equivalent to 50% of the Warrants exercised.

     7. EVENTS OF DEFAULT. In the event of any one of the following:

        (a) The Company shall default in the payment of any amount under this Note when the same becomes due;

          (b) The Company shall (I) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property,
          (ii) make a general assignment for the benefit of creditors, (iii) commence a voluntary case under any state or federal bankruptcy laws (as now or hereafter ineffect), (iv) acquiesce to or fail to have dismissed, within thirty (30) days, any petition filed against it in any involuntary case under such bankruptcy laws, or (vii) take any action for the purpose of effecting any of the foregoing; or

          (c) The Company shall admit in writing its inability, or be generally unable, to pay its debts as they become due or cease operations of its present business;

then, at the option of Payee, the entire amount of the principal of and interest on this Note shall at once become due and payable, without presentment, demand, protest or notice of protest of any kind, all of which are expressly waived by the Company. In addition, upon any such event of default, Payee may exercise any of the remedies provided by law.

     8.   Miscellaneous.

          (a) No waiver, consent or other binding agreement shall deemed to have been made by Payee or be binding upon Payee unless specifically granted in writing, which writing shall be strictly construed. This Note evidences the absolute and unconditional obligation of the Company to pay the principal of, and interest on, this Note. This Note is non-negotiable.

          (b) Payee shall not, solely by holding this Note, be entitled to vote or receive dividends or be considered a shareholder of the Company for any purpose, nor shall anything in this note be construed to confer on Payee, any rights of a shareholder of the Company or any right to vote, to give or withhold consent to any corporate action, to receive notices of meetings of shareholders, to receive dividends or subscription rights or otherwise.

          (c) This note is made in Hudson, Ohio, and shall be governed by the laws of the State of Ohio.

      IN WITNESS WHEREOF, the Company has executed this Note as of the date first above written.

                                        ZAXIS INTERNATIONAL INC.

                                        By_____________________________________
                                                 C. E. Leffler, President

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THIS NOTE CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH SUCH LAWS.

                                 PROMISSORY NOTE

$25,000.00                                                         Hudson, Ohio
                                                                   July 17, 1996

      FOR VALUE RECEIVED, Zaxis International Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Calvin D. Wible and Leonard
A. Duval ("Payee"), the principal sum of Twenty Five Thousand Dollars ($25,000), together with interest thereon at the rate hereinafter specified.

     1. REPAYMENT. The outstanding principal balance, and accrued and unpaid interest thereon, shall be due and payable on demand.

     2. INTEREST. The Company shall pay interest quarterly on the 17th of October, January, April and July on the unpaid principal amount of this Note at an annual rate equal to 1% above the prime rate announced from time to time by Key Bank.

     3. PAYMENT. Amounts due under this Note are payable in lawful money of the United States of America at Payee's address set forth above or at such other location as may be designated by payee.

     4. WARRANTS. As additional consideration for the loan of funds evidenced by this Note, the Company has granted to Payee certain warrants pursuant to a Warrant Agreement of even date herewith.

     5. MISCELLANEOUS.

        (a) No waiver, consent or other binding agreement shall deemed to have been made by Payee or be binding upon Payee unless specifically granted in writing, which writing shall be strictly construed. This Note evidences the absolute and unconditional obligation of the Company to pay the principal of, and interest on, this Note. This Note is non-negotiable.

          (b) Payee shall not, solely by holding this Note, be entitled to vote or receive dividends or be considered a shareholder of the Company for any purpose, nor shall anything in this note be construed to confer on Payee, any rights of a shareholder of the Company or any right to vote, to give or withhold consent to any corporate action, to receive notices of meetings of shareholders, to receive dividends or subscription rights or otherwise.

          (c) This note is made in Hudson, Ohio, and shall be governed by the laws of the State of Ohio.

     IN WITNESS WHEREOF, the Company has executed this Note as of the date first above written.

                                        ZAXIS INTERNATIONAL INC.

                                        By_____________________________________
                                           C. E. Leffler, President

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THIS NOTE CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH SUCH LAWS.

                                 PROMISSORY NOTE

$10,000.00                                                       Hudson, Ohio
                                                                 August 22, 1996


      FOR VALUE RECEIVED, Zaxis International Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Leonard A. Duval ("Payee"), the principal sum of Ten Thousand Dollars ($10,000), together with interest thereon at the rate hereinafter specified.

     1. REPAYMENT. The outstanding principal balance, and accrued and unpaid interest thereon, shall be due and payable on demand. The Company shall have the right to repay any amount of interest or principal due under this Note at any time without penalty or premium. Any such repayment shall first be applied to the amount of interest accrued to the date of such repayment, then to the principal amount of this Note.

     2. INTEREST. Interest shall accrue on the note at an annual rate of 9.25%

     3. PAYMENTS. Amounts due under this Note are payable in lawful money of the United States of America at Payee's address set forth above or at such other location as may be designated by payee.

     4. WARRANTS. As additional consideration for the loan of funds evidenced by this Note, the Company has granted to Payee certain warrants pursuant to a Warrant Agreement of even date herewith.

     5. OPTIONAL REPAYMENT. Payee may elect to accept repayment in the form of shares of Zaxis International Inc. Common Stock by exercising the Warrants pursuant to the Warrant Agreement. If Payee so elects, the Company will grant additional Warrants in an amount equivalent to 50% of the Warrants exercised.

     6. MISCELLANEOUS.

        (a) No waiver, consent or other binding agreement shall deemed to have been made by Payee or be binding upon Payee unless specifically granted in writing, which writing shall be strictly construed. This Note evidences the absolute and unconditional obligation of the Company to pay the principal of, and interest on, this Note. This Note is non-negotiable.

          (b) Payee shall not, solely by holding this Note, be entitled to vote or receive dividends or be considered a shareholder of the Company for any purpose, nor shall anything in this note be construed to confer on Payee, any rights of a shareholder of the Company or any right to vote, to give or withhold consent to any corporate action, to receive notices of meetings of shareholders, to receive dividends or subscription rights or otherwise.

          (c) This note is made in Hudson, Ohio, and shall be governed by the laws of the State of Ohio.

     IN WITNESS WHEREOF, the Company has executed this Note as of the date first above written.

                                        ZAXIS INTERNATIONAL INC.

                                        By_____________________________________
                                               C. E. Leffler, President

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THIS NOTE CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH SUCH LAWS.

                                 PROMISSORY NOTE

$3,000.00                                                    Hudson, Ohio
                                                             September 16, 1996

     FOR VALUE RECEIVED, Zaxis International Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Leonard A. Duval ("Payee"), the principal sum of Three Thousand Dollars ($3,000), together with interest thereon at the rate hereinafter specified.

     1. REPAYMENT. The outstanding principal balance, and accrued and unpaid interest thereon, shall be due and payable on demand. The Company shall have the right to repay any amount of interest or principal due under this Note at any time without penalty or premium. Any such repayment shall first be applied to the amount of interest accrued to the date of such repayment, then to the principal amount of this Note.

     2. INTEREST. Interest shall accrue on the note at an annual rate of 9.25%

     3. PAYMENTS. Amounts due under this Note are payable in lawful money of the United States of America at Payee's address set forth above or at such other location as may be designated by payee.

     4. WARRANTS. As additional consideration for the loan of funds evidenced by this Note, the Company has granted to Payee certain warrants pursuant to a Warrant Agreement of even date herewith.

     5. OPTIONAL REPAYMENT. Payee may elect to accept repayment in the form of shares of Zaxis International Inc. Common Stock by exercising the Warrants pursuant to the Warrant Agreement. If Payee so elects, the Company will grant additional Warrants in an amount equivalent to 50% of the Warrants exercised.

     6. MISCELLANEOUS.

        (a) No waiver, consent or other binding agreement shall deemed to have been made by Payee or be binding upon Payee unless specifically granted in writing, which writing shall be strictly construed. This Note evidences the absolute and unconditional obligation of the Company to pay the principal of, and interest on, this Note. This Note is non-negotiable.

          (b) Payee shall not, solely by holding this Note, be entitled to vote or receive dividends or be considered a shareholder of the Company for any purpose, nor shall anything in this note be construed to confer on Payee, any rights of a shareholder of the Company or any right to vote, to give or withhold consent to any corporate action, to receive notices of meetings of shareholders, to receive dividends or subscription rights or otherwise.

          (c) This note is made in Hudson, Ohio, and shall be governed by the laws of the State of Ohio.

     IN WITNESS WHEREOF, the Company has executed this Note as of the date first above written.

                                     ZAXIS INTERNATIONAL INC.

                                     By_____________________________________
                                     C. E. Leffler, President

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THIS NOTE CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH SUCH LAWS.

                                 PROMISSORY NOTE

$11,000.00                                                       Hudson, Ohio
                                                                 August 22, 1996

     FOR VALUE RECEIVED, Zaxis International Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Joseph Sussen ("Payee"), the principal sum of Eleven Thousand Dollars ($11,000), together with interest thereon at the rate hereinafter specified.

     1. REPAYMENT. The outstanding principal balance, and accrued and unpaid interest thereon, shall be due and payable on demand. The Company shall have the right to repay any amount of interest or principal due under this Note at any time without penalty or premium. Any such repayment shall first be applied to the amount of interest accrued to the date of such repayment, then to the principal amount of this Note.

     2. INTEREST. Interest shall accrue on the note at an annual rate of 9.25%

     3. PAYMENTS. Amounts due under this Note are payable in lawful money of the United States of America at Payee's address set forth above or at such other location as may be designated by payee.

     4. WARRANTS. As additional consideration for the loan of funds evidenced by this Note, the Company has granted to Payee certain warrants pursuant to a Warrant Agreement of even date herewith.

     5. OPTIONAL REPAYMENT. Payee may elect to accept repayment in the form of shares of Zaxis International Inc. Common Stock by exercising the Warrants pursuant to the Warrant Agreement. If Payee so elects, the Company will grant additional Warrants in an amount equivalent to 50% of the Warrants exercised.

     6. MISCELLANEOUS.

        (a) No waiver, consent or other binding agreement shall deemed to have been made by Payee or be binding upon Payee unless specifically granted in writing, which writing shall be strictly construed. This Note evidences the absolute and unconditional obligation of the Company to pay the principal of, and interest on, this Note. This Note is non-negotiable.

          (b) Payee shall not, solely by holding this Note, be entitled to vote or receive dividends or be considered a shareholder of the Company for any purpose, nor shall anything in this note be construed to confer on Payee, any rights of a shareholder of the Company or any right to vote, to give or withhold consent to any corporate action, to receive notices of meetings of shareholders, to receive dividends or subscription rights or otherwise.

          (c) This note is made in Hudson, Ohio, and shall be governed by the laws of the State of Ohio.

     IN WITNESS WHEREOF, the Company has executed this Note as of the date first above written.

                                                 ZAXIS INTERNATIONAL INC.

                                By_____________________________________
                                   C. E. Leffler, President

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THIS NOTE CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH SUCH LAWS.

                                 PROMISSORY NOTE

$13,000.00                                                     Hudson, Ohio
                                                               September 9, 1996


     FOR VALUE RECEIVED, Zaxis International Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of James Stewart ("Payee"), the principal sum of Thirteen Thousand Dollars ($13,000), together with interest thereon at the rate hereinafter specified.

     1. REPAYMENT. The outstanding principal balance, and accrued and unpaid interest thereon, shall be due and payable on demand. The Company shall have the right to repay any amount of interest or principal due under this Note at any time without penalty or premium. Any such repayment shall first be applied to the amount of interest accrued to the date of such repayment, then to the principal amount of this Note.

     2. INTEREST. Interest shall accrue on the note at an annual rate of 9.25%

     3. PAYMENTS. Amounts due under this Note are payable in lawful money of the United States of America at Payee's address set forth above or at such other location as may be designated by payee.

     4. WARRANTS. As additional consideration for the loan of funds evidenced by this Note, the Company has granted to Payee certain warrants pursuant to a Warrant Agreement of even date herewith.

     5. OPTIONAL REPAYMENT. Payee may elect to accept repayment in the form of shares of Zaxis International Inc. Common Stock by exercising the Warrants pursuant to the Warrant Agreement. If Payee so elects, the Company will grant additional Warrants in an amount equivalent to 50% of the Warrants exercised.

     6. MISCELLANEOUS.

        (a) No waiver, consent or other binding agreement shall deemed to have been made by Payee or be binding upon Payee unless specifically granted in writing, which writing shall be strictly construed. This Note evidences the absolute and unconditional obligation of the Company to pay the principal of, and interest on, this Note. This Note is non-negotiable.

         (b) Payee shall not, solely by holding this Note, be entitled to vote or receive dividends or be considered a shareholder of the Company for any purpose, nor shall anything in this note be construed to confer on Payee, any rights of a shareholder of the Company or any right to vote, to give or withhold consent to any corporate action, to receive notices of meetings of shareholders, to receive dividends or subscription rights or otherwise.

         (c) This note is made in Hudson, Ohio, and shall be governed by the laws of the State of Ohio.

      IN WITNESS WHEREOF, the Company has executed this Note as of the date first above written.

                                      ZAXIS INTERNATIONAL INC.

                                      By_____________________________________
                                      C. E. Leffler, President

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THIS NOTE CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH SUCH LAWS.

                                 PROMISSORY NOTE

$10,000.00                                                    Hudson, Ohio
                                                              September 12, 1996


      FOR VALUE RECEIVED, Zaxis International Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Richard McNary ("Payee"), the principal sum of Ten Thousand Dollars ($10,000), together with interest thereon at the rate hereinafter specified.

      1. REPAYMENT. The outstanding principal balance, and accrued and unpaid interest thereon, shall be due and payable on demand. The Company shall have the right to repay any amount of interest or principal due under this Note at any time without penalty or premium. Any such repayment shall first be applied to the amount of interest accrued to the date of such repayment, then to the principal amount of this Note.

      2. INTEREST. Interest shall accrue on the note at an annual rate of 9.25%

      3. PAYMENTS. Amounts due under this Note are payable in lawful money of the United States of America at Payee's address set forth above or at such other location as may be designated by payee.

      4. WARRANTS. As additional consideration for the loan of funds evidenced by this Note, the Company has granted to Payee certain warrants pursuant to a Warrant Agreement of even date herewith.

      5. OPTIONAL REPAYMENT. Payee may elect to accept repayment in the form of shares of Zaxis International Inc. Common Stock by exercising the Warrants pursuant to the Warrant Agreement. If Payee so elects, the Company will grant additional Warrants in an amount equivalent to 50% of the Warrants exercised.

      6. MISCELLANEOUS.

           (a) No waiver, consent or other binding agreement shall deemed to have been made by Payee or be binding upon Payee unless specifically granted in writing, which writing shall be strictly construed. This Note evidences the absolute and unconditional obligation of the Company to pay the principal of, and interest on, this Note. This Note is non-negotiable.

     (b) Payee shall not, solely by holding this Note, be entitled to vote or receive dividends or be onsidered a shareholder of the Company for any purpose, nor shall anything in this note be construed to confer on Payee, any rights of a shareholder of the Company or any right to vote, to give or withhold consent to any corporate action, to receive notices of meetings of shareholders, to receive dividends or subscription rights or otherwise.

     (c) This note is made in Hudson, Ohio, and shall be governed by the laws of the State of Ohio.

      IN WITNESS WHEREOF, the Company has executed this Note as of the date first above written.

                                        ZAXIS INTERNATIONAL INC.

                                        By_____________________________________
                                        C. E. Leffler, President

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THIS NOTE CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH SUCH LAWS.

                                 PROMISSORY NOTE

$ 40,000.00                                                   Hudson, Ohio
                                                              September 13, 1996


      FOR VALUE RECEIVED, Zaxis International Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Edward Gottschalk ("Payee"), the principal sum of Forty Thousand Dollars ($40,000), together with interest thereon at the rate hereinafter specified.

       1. REPAYMENT. The outstanding principal balance and accrued and unpaid interest thereon, shall be due and payable on demand ("the Maturity Date").

       2. INTEREST. The Company shall pay interest at the Maturity Date on the unpaid principal amount of this Note at an annual rate equal to 9.25%.

       3. PAYMENT. Amounts due under this Note are payable in lawful money of the United States of America at Payee's address set forth above or at such other location as may be designated by payee.

       4. PREPAYMENT. The Company shall have the right to prepay any amount of interest or principal due under this Note at any time without penalty or premium. Any such prepayment shall first be applied to the amount of interest accrued to the date of such prepayment, then to the principal amount of this Note.

       5. WARRANTS. As additional consideration for the loan of funds evidenced by this Note, the Company has granted to Payee certain warrants pursuant to a Warrant Agreement of even date herewith.

       6. OPTIONAL REPAYMENT. Payee may elect to accept repayment in the form of shares of Zaxis International Inc. Common Stock by exercising the Warrants pursuant to the Warrant Agreement. If Payee so elects, the Company will grant additional Warrants in an amount equivalent to 50% of the Warrants exercised.

       7. EVENTS OF DEFAULT. In the event of any one of the following:

          (a) The Company shall default in the payment of any amount under this Note when the same becomes due;

          (b) The Company shall (I) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property,
          (ii) make a general assignment for the benefit of creditors, (iii) commence a voluntary case under any state or federal bankruptcy laws (as now or hereafter ineffect), (iv) acquiesce to or fail to have dismissed, within thirty (30) days, any petition filed against it in any involuntary case under such bankruptcylaws, or (vii) take any action for the purpose of effecting any of the foregoing; or

          (c) The Company shall admit in writing its inability, or be generally unable, to pay its debts as they become due or cease operations of its present business;

then, at the option of Payee, the entire amount of the principal of and interest on this Note shall at once become due and payable, without presentment, demand, protest or notice of protest of any kind, all of which are expressly waived by the Company. In addition, upon any such event of default, Payee may exercise any of the remedies provided by law.

      8.  Miscellaneous.
          --------------

          (a) No waiver, consent or other binding agreement shall deemed to have been made by Payee or be binding upon Payee unless specifically granted in writing, which writing shall be strictly construed. This Note evidences the absolute and unconditional obligation of the Company to pay the principal of, and interest on, this Note. This Note is non-negotiable.

          (b) Payee shall not, solely by holding this Note, be entitled to vote or receive dividends or be considered a shareholder of the Company for any purpose, nor shall anything in this note be construed to confer on Payee, any rights of a shareholder of the Company or any right to vote, to give or withhold consent to any corporate action, to receive notices of meetings of shareholders, to receive dividends or subscription rights or otherwise.

          (c) This note is made in Hudson, Ohio, and shall be governed by the laws of the State of Ohio.

      IN WITNESS WHEREOF, the Company has executed this Note as of the date first above written.

                                ZAXIS INTERNATIONAL INC.

                                By_____________________________________
                                C. E. Leffler, President

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THIS NOTE CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH SUCH LAWS.

                                 PROMISSORY NOTE

$20,000.00                                                    Hudson, Ohio
                                                              September 17, 1996


       FOR VALUE RECEIVED, Zaxis International Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Howard Cassel ("Payee"), the principal sum of Twenty Thousand Dollars ($20,000), together with interest thereon at the rate hereinafter specified.

       1. REPAYMENT. The outstanding principal balance, and accrued and unpaid interest thereon, shall be due and payable on demand. The Company shall have the right to repay any amount of interest or principal due under this Note at any time without penalty or premium. Any such repayment shall first be applied to the amount of interest accrued to the date of such repayment, then to the principal amount of this Note.

       2. INTEREST. Interest shall accrue on the note at an annual rate of 9.25%

       3. PAYMENTS. Amounts due under this Note are payable in lawful money of the United States of America at Payee's address set forth above or at such other location as may be designated by payee.

       4. WARRANTS. As additional consideration for the loan of funds evidenced by this Note, the Company has granted to Payee certain warrants pursuant to a Warrant Agreement of even date herewith.

       5. OPTIONAL REPAYMENT. Payee may elect to accept repayment in the form of shares of Zaxis International Inc. Common Stock by exercising the Warrants pursuant to the Warrant Agreement. If Payee so elects, the Company will grant additional Warrants in an amount equivalent to 50% of the Warrants exercised.

       6. MISCELLANEOUS.

          (a) No waiver, consent or other binding agreement shall deemed to have been made by Payee or be binding upon Payee unless specifically granted in writing, which writing shall be strictly construed. This Note evidences the absolute and unconditional obligation of the Company to pay the principal of, and interest on, this Note. This
          Note is non-negotiable.

          (b) Payee shall not, solely by holding this Note, be entitled to vote or receive dividends or be considered a shareholder of the Company for any purpose, nor shall anything in this note be construed to confer on Payee, any rights of a shareholder of the Company or any right to vote, to give or withhold consent to any corporate action, to receive notices of meetings of shareholders, to receive dividends or subscription rights or otherwise.

          (c) This note is made in Hudson, Ohio, and shall be governed by the laws of the State of Ohio.

      IN WITNESS WHEREOF, the Company has executed this Note as of the date first above written.

                                   ZAXIS INTERNATIONAL INC.

                                   By_____________________________________
                                   C. E. Leffler, President

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THIS NOTE CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH SUCH LAWS.

                                 PROMISSORY NOTE

$20,000.00                                                    Hudson, Ohio
                                                              September 17, 1996


      FOR VALUE RECEIVED, Zaxis International Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Kenneth Sladky ("Payee"), the principal sum of Twenty Thousand Dollars ($20,000), together with interest thereon at the rate hereinafter specified.

       1. REPAYMENT. The outstanding principal balance, and accrued and unpaid interest thereon, shall be due and payable on demand. The Company shall have the right to repay any amount of interest or principal due under this Note at any time without penalty or premium. Any such repayment shall first be applied to the amount of interest accrued to the date of such repayment, then to the principal amount of this Note.

       2. INTEREST. Interest shall accrue on the note at an annual rate of 9.25%

       3. PAYMENTS. Amounts due under this Note are payable in lawful money of the United States of America at Payee's address set forth above or at such other location as may be designated by payee.

       4. WARRANTS. As additional consideration for the loan of funds evidenced by this Note, the Company has granted to Payee certain warrants pursuant to a Warrant Agreement of even date herewith.

       5. OPTIONAL REPAYMENT. Payee may elect to accept repayment in the form of shares of Zaxis International Inc. Common Stock by exercising the Warrants pursuant to the Warrant Agreement. If Payee so elects, the Company will grant additional Warrants in an amount equivalent to 50% of the Warrants exercised.

       6. MISCELLANEOUS.

          (a) No waiver, consent or other binding agreement shall deemed to have been made by Payee or be binding upon Payee unless specifically granted in writing, which writing shall be strictly construed. This Note evidences the absolute and unconditional obligation of the Company to pay the principal of, and interest on, this Note. This
          Note is non-negotiable.

          (b) Payee shall not, solely by holding this Note, be entitled to vote or receive dividends or be considered a shareholder of the Company for any purpose, nor shall anything in this note be construed to confer on Payee, any rights of a shareholder of the Company or any right to vote, to give or withhold consent to any corporate action, to receive notices of meetings of shareholders, to receive dividends or subscription rights or otherwise.

          (c) This note is made in Hudson, Ohio, and shall be governed by the laws of the State of Ohio.

      IN WITNESS WHEREOF, the Company has executed this Note as of the date first above written.

                                 ZAXIS INTERNATIONAL INC.

                                 By_____________________________________
                                 C. E. Leffler, President

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THIS NOTE CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH SUCH LAWS.

                                 PROMISSORY NOTE

$50,000.00                                                    Hudson, Ohio
                                                              September 18, 1996


       FOR VALUE RECEIVED, Zaxis International Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Brad Carter ("Payee"), the principal sum of Fifty Thousand Dollars ($50,000), together with interest thereon at the rate hereinafter specified.

       1. REPAYMENT. The outstanding principal balance, and accrued and unpaid interest thereon, shall be due and payable on demand. The Company shall have the right to repay any amount of interest or principal due under this Note at any time without penalty or premium. Any such repayment shall first be applied to the amount of interest accrued to the date of such repayment, then to the principal amount of this Note.

       2. INTEREST. Interest shall accrue on the note at an annual rate of 9.25%

       3. PAYMENTS. Amounts due under this Note are payable in lawful money of the United States of America at Payee's address set forth above or at such other location as may be designated by payee.

       4. WARRANTS. As additional consideration for the loan of funds evidenced by this Note, the Company has granted to Payee certain warrants pursuant to a Warrant Agreement of even date herewith.

       5. OPTIONAL REPAYMENT. Payee may elect to accept repayment in the form of shares of Zaxis International Inc. Common Stock by exercising the Warrants pursuant to the Warrant Agreement. If Payee so elects, the Company will grant additional Warrants in an amount equivalent to 50% of the Warrants exercised.

       6. MISCELLANEOUS.

          (a) No waiver, consent or other binding agreement shall deemed to have been made by Payee or be binding upon Payee unless specifically granted in writing, which writing shall be strictly construed. This Note evidences the absolute and unconditional obligation of the Company to pay the principal of, and interest on, this Note. This
          Note is non-negotiable.

          (b) Payee shall not, solely by holding this Note, be entitled to vote or receive dividends or be considered a shareholder of the Company for any purpose, nor shall anything in this note be construed to confer on Payee, any rights of a shareholder of the Company or any right to vote, to give or withhold consent to any corporate action, to receive notices of meetings of shareholders, to receive dividends or subscription rights or otherwise.

          (c) This note is made in Hudson, Ohio, and shall be governed by the laws of the State of Ohio.

      IN WITNESS WHEREOF, the Company has executed this Note as of the date first above written.

                                   ZAXIS INTERNATIONAL INC.

                                   By_____________________________________
                                   C. E. Leffler, President

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THIS NOTE CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH SUCH LAWS.

                                 PROMISSORY NOTE

$15,000.00                                                    Hudson, Ohio
                                                              September 18, 1996


       FOR VALUE RECEIVED, Zaxis International Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Robert Williams, Jr. ("Payee"), the principal sum of Fifteen Thousand Dollars ($15,000), together with interest thereon at the rate hereinafter specified.

       1. REPAYMENT. The outstanding principal balance, and accrued and unpaid interest thereon, shall be due and payable on demand. The Company shall have the right to repay any amount of interest or principal due under this Note at any time without penalty or premium. Any such repayment shall first be applied to the amount of interest accrued to the date of such repayment, then to the principal amount of this Note.

       2. INTEREST. Interest shall accrue on the note at an annual rate of 9.25%

       3. PAYMENTS. Amounts due under this Note are payable in lawful money of the United States of America at Payee's address set forth above or at such other location as may be designated by payee.

       4. WARRANTS. As additional consideration for the loan of funds evidenced by this Note, the Company has granted to Payee certain warrants pursuant to a Warrant Agreement of even date herewith.

       5. OPTIONAL REPAYMENT. Payee may elect to accept repayment in the form of shares of Zaxis International Inc. Common Stock by exercising the Warrants pursuant to the Warrant Agreement. If Payee so elects, the Company will grant additional Warrants in an amount equivalent to 50% of the Warrants exercised.

       6. Miscellaneous.

          (a) No waiver, consent or other binding agreement shall deemed to have been made by Payee or be binding upon Payee unless specifically granted in writing, which writing shall be strictly construed. This Note evidences the absolute and unconditional obligation of the Company to pay the principal of, and interest on, this Note. This
          Note is non-negotiable.

          (b) Payee shall not, solely by holding this Note, be entitled to vote or receive dividends or be considered a shareholder of the Company for any purpose, nor shall anything in this note be construed to confer on Payee, any rights of a shareholder of the Company or any right to vote, to give or withhold consent to any corporate action, to receive notices of meetings of shareholders, to receive dividends or subscription rights or otherwise.

          (c) This note is made in Hudson, Ohio, and shall be governed by the laws of the State of Ohio.

      IN WITNESS WHEREOF, the Company has executed this Note as of the date first above written.

                                  ZAXIS INTERNATIONAL INC.

                                  By_____________________________________
                                  C. E. Leffler, President

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS. THIS NOTE CANNOT BE SOLD, TRANSFERRED, ASSIGNED OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS AND WILL NOT BE TRANSFERRED OF RECORD EXCEPT IN COMPLIANCE WITH SUCH LAWS.

                                 PROMISSORY NOTE

$10,000.00                                                   Hudson, Ohio
                                                             September 18, 1996

       FOR VALUE RECEIVED, Zaxis International Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Robert Williams, Sr. ("Payee"), the principal sum of Ten Thousand Dollars ($10,000), together with interest thereon at the rate hereinafter specified.

       1. REPAYMENT. The outstanding principal balance, and accrued and unpaid interest thereon, shall be due and payable on demand. The Company shall have the right to repay any amount of interest or principal due under this Note at any time without penalty or premium. Any such repayment shall first be applied to the amount of interest accrued to the date of such repayment, then to the principal amount of this Note.

       2. INTEREST. Interest shall accrue on the note at an annual rate of 9.25%

       3. PAYMENTS. Amounts due under this Note are payable in lawful money of the United States of America at Payee's address set forth above or at such other location as may be designated by payee.

       4. WARRANTS. As additional consideration for the loan of funds evidenced by this Note, the Company has granted to Payee certain warrants pursuant to a Warrant Agreement of even date herewith.

       5. OPTIONAL REPAYMENT. Payee may elect to accept repayment in the form of shares of Zaxis International Inc. Common Stock by exercising the Warrants pursuant to the Warrant Agreement. If Payee so elects, the Company will grant additional Warrants in an amount equivalent to 50% of the Warrants exercised.

       6. MISCELLANEOUS.

          (a) No waiver, consent or other binding agreement shall deemed to have been made by Payee or be binding upon Payee unless specifically granted in writing, which writing shall be strictly construed. This Note evidences the absolute and unconditional obligation of the Company to pay the principal of, and interest on, this Note. This
          Note is non-negotiable.

          (b) Payee shall not, solely by holding this Note, be entitled to vote or receive dividends or be considered a shareholder of the Company for any purpose, nor shall anything in this note be construed to confer on Payee, any rights of a shareholder of the Company or any right to vote, to give or withhold consent to any corporate action, to receive notices of meetings of shareholders, to receive dividends or subscription rights or otherwise.

          (c) This note is made in Hudson, Ohio, and shall be governed by the laws of the State of Ohio.

      IN WITNESS WHEREOF, the Company has executed this Note as of the date first above written.

                            ZAXIS INTERNATIONAL INC.

                            By_____________________________________
                            C. E. Leffler, President