Form 10KSB40
period 1996-12-31
ZAXIS INTERNATIONAL INC
filed 1997-04-15
CIK 797542

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1996

                            ZAXIS INTERNATIONAL INC.
                 (Name of Small Business Issuer In Its Charter)


        Delaware                   0-15476                 68-0080601
(State of Incorporation)  (Commission File Number)       (IRS Employer
                                                       Identification No.)

                    1890 Georgetown Road, Hudson, Ohio 44236
                     (Address of principal executive office)

                                 (216) 650-0444
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value.

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filings for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $450,566

The aggregate market value of the voting stock held by non-affiliates was $13,661,000 based on the average of the bid and asked prices on April 7, 1997 ($3.3125). Officers and directors are considered affiliates for purposes of this calculation. The bid and asked prices are based on a small volume of infrequent trading in the stock, as 90% of the shares are restricted as to transfer.

As of April 7, 1997, there were 5,444,437 shares of common stock outstanding.

Transitional Small Business Disclosure Format.     Yes  [X]     No  [  ]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Issuer's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which the Issuer intends to file no later than April 30, 1997, are incorporated by reference into Part III.

Page 1 of __ pages.  Exhibit index is located on page 8.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Zaxis International Inc. ("International") is a holding company which operates its business through its wholly-owned subsidiary, Zaxis Inc. ("Zaxis"). Zaxis was incorporated in Ohio in 1989. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company ("InFerGene") and InFerGene changed its name to Zaxis International Inc. InFerGene and its subsidiary were inactive and had no assets or liabilities at the time of the merger. InFerGene was incorporated in Delaware in 1985. For accounting and tax purposes, the merger is treated as a reverse acquisition in which Zaxis acquired International.

Zaxis was founded by Raymond Gesinski, Ph.D., (deceased), and Gregory Bambeck, Ph.D., Executive Vice President of Research, to develop products for use in life sciences research. Each had extensive backgrounds in genetic research, cardiovascular diagnostic developments, and polymer technology in gene separation applications. In 1994 and 1995, Zaxis implemented a program to develop, manufacture and market a complete product line based on the research of Drs. Gesinski and Bambeck and to continue research and development of related products. During that period, the Company moved into new manufacturing and office facilities, installed automated and computer controlled production equipment, added key management personnel, prepared its lipoprotein testing system for FDA approval, and began establishing marketing arrangements with domestic and foreign distributors. A private placement of units consisting of common stock and warrants to purchase common stock was completed in the third quarter of 1995, adding capital funds of $1.4 million. In 1996, holders exercised 465,743 Class A Warrants, providing approximately $1,048,000 in additional capital funds, and International sold approximately $605,000 in notes with warrants attached in private sales.

BUSINESS OF ISSUER

Zaxis manufactures and sells products used in an electrochemical process known as electrophoresis which is widely used in applications for the separation and identification of genes (e.g., DNA) and gene products (e.g., RNA, proteins). A variety of techniques, formats, materials, compounds, equipment and devices are employed in electrophoresis and Zaxis' catalog includes products for virtually all of these needs.

Electrophoresis has been in use for over fifty years. Laboratory applications cover a broad spectrum, including medical diagnostics, immunology, agriculture, criminology, forensics, pharmaceuticals, quality assurance and DNA and RNA research. A simplified explanation of the process describes it as the application of specimens, for example bacteria, blood serum, body tissue or plant tissue, to a gel substance which is then subjected to electric current while submerged in a liquid filled chamber. The sample material breaks down and its molecules are deposited on the gel substance in a unique pattern which can be compared to other samples to determine similarities or differences. The pattern of molecules is popularly referred to as a "bar code" of living matter.

The usefulness of the information from electrophoresis depends on the clarity and consistency of the results (or resolution) which is dependent upon a variety of factors, including consistency of manufacturing materials and methods for the devices, chemicals and gels. Gels can be compounded and polymerized in the end user's laboratory by technicians or supplied in precast form in plastic or glass cassettes. Generally, gels are made from one of two materials: a natural plant-based substance called agarose or an acrylamide-based substance. Agarose gels are not available in precast form and are generally limited to use with proteins of larger molecular size. Polyacrylamide gels are available in precast cassettes or may be prepared by the technician from compounds or premixed preparations. The precast cassettes offer the advantages of convenience, efficiency, and reliability and are being used by a growing percentage of users.

Zaxis' core product is a precast polyacrylamide gel cassette based upon its proprietary polymer chain length control ("PCL") technology. The gel cassettes can be used with Zaxis' proprietary electrophoresis devices or with devices of other manufacturers. Zaxis' product line includes electrophoresis systems and components, chemicals, compounds, stains, reagents, chambers, power supplies, computers, scanners, and accessories in addition to gel cassettes. The gel cassettes, chemical compounds and many of the acrylic components are manufactured or assembled by Zaxis in its facility, while the microprocessor components, scanners, power supplies and other system components are manufactured to Zaxis' specifications by other companies.

The product has had varying degrees of acceptance since its introduction in 1995, but the Company has not been able to gain any significant market share, despite aggressive product promotion efforts. The Company is pursuing efforts to attain sales growth in its core product by making improvements in product performance, packaging and presentation and by concentrating on obtaining new private label business through new distributors who wish to either replace their current suppliers or add a new product to their catalogs.

Zaxis developed a lipoprotein assay system, consisting of a poly-gradient electrophoresis gel, electrophoresis processing equipment, reagents, gel scanner, computer software and hardware. The system measures the relative percentages of High Density and Low Density Lipoproteins (HDL and LDL) in human blood serum in a single test from single samples. Within the general categories of HDL and LDL are subfractions variously designated as Very Low Density Lipoprotein, LDL 1, 2 and 3 and HDL 1, 2 and 3. The Zaxis system obtains its measurement by separating the subfractions and then programmatically computing the totals of the components, rather than simply measuring the two masses of LDL and HDL, as competing systems do. The system was granted FDA marketing approval in September 1996 on the basis that it provided measurements in terms of total LDL and HDL equivalent to other systems already approved. The lipoprotein subfractions measurements unique to the Zaxis system were not part of the FDA clearance for clinical marketing purposes, but are the subject of ongoing research by the Zaxis research and development staff and by outside researchers who have purchased the Zaxis system. In December 1996, the Company was granted a patent for the poly-gradient gel component of the system.

The Company has been marketing the lipoprotein assay system to researchers since March 1996. In late 1996, the Company began selling lipoprotein gels and reagent kits separately, to researchers who had not purchased the systems. The Company has not actively pursued the clinical market yet because it does not currently possess the staff and resources to do so. Efforts are in process to determine if marketing or supply arrangements can be made for the lipoprotein system or the gels separate from the system with established instrument manufacturers or marketers in the biomedical industry.

The Company has also produced a precast gel for use in DNA Sequencing and has placed prototypes of the gel for testing with several companies that manufacture DNA Sequencing instruments and supplies.

SUPPLIERS

The raw materials and system components that Zaxis uses in its products are readily available from several reliable sources.

CUSTOMERS AND DISTRIBUTION METHODS

Two customers accounted for 46% of sales in 1996 and four customers accounted for 62% of sales in 1995. One of these customers sells Zaxis products under a private label and another is a distributor of Zaxis brand products. The Company also sells directly to research, educational and medical institutions.

PATENTS, TRADEMARKS, AGREEMENTS

In addition to the patent on the poly-gradient gel, the Company has patents on its electrophoresis device, a cassette and a cassette component. In addition, Zaxis relies on trade secrets and proprietary knowledge which it protects by confidentiality agreements with employees and consultants. There can be no assurance that patents will not be challenged or breached or that the confidentiality agreements will not be breached. The Company has U.S. trademarks covering "Zaxis--A New Dimension In Technology" and the term "Z-Gel."

Zaxis owns the software for its lipoprotein analysis system, LFS, and intends to grant limited, non-exclusive licenses for the use of the software by its customers.

GOVERNMENTAL REGULATIONS

The Zaxis manufacturing plant is a registered FDA facility and is subject to FDA regulation, including audit and review for compliance with agency rules. The Company believes it is in compliance with the FDA regulations. The facility has not been audited and the Company has not received notice of any planned or pending audits.

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $146,000 in 1996 and $107,000 in 1995. None of the expenses were borne by customers.

ENVIRONMENTAL LAWS

Zaxis has not incurred any costs specifically for compliance with environmental laws and does not anticipate any material costs solely for this purpose.

EMPLOYEES

Zaxis has 22 full time employees. In addition, the Company utilizes outside consultants and, on occasion, temporary help on a contract basis.

The Company believes it has good relations with all of its employees and has experienced no strikes or work stoppages.

ITEM 2.    DESCRIPTION OF PROPERTY.

Zaxis' operations are conducted in a facility consisting of a 19,800-square-foot building in Hudson, Ohio, which is rented under a lease expiring October 31, 1998. The building is approximately six years old, is in good condition and is sufficient for currently anticipated needs of the Company.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is a defendant in a legal proceeding alleging breach of contract concerning a product to be manufactured to the Company's specifications. The action claims compensatory and special damages aggregating $23,000 plus attorney fees and costs. The Company denies any liability in the matter, since a prototype conforming to the contract was never delivered to the Company as required under the contract. Management believes that the ultimate outcome in this matter will not have a material adverse affect on the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market at present in the United States or elsewhere for International's common stock. Over-the-counter trading volume is reported by NASD through its "Bulletin Board" system. Sporadic trading has been reported in the pink sheets since December 1995. There were approximately 2,500 holders of record of International common stock as of April 7, 1997, including holders of InFerGene and Zaxis shares who have yet to exchange their shares for International shares. No cash dividends have been declared on the common stock and none are currently anticipated. The high and low bid prices quoted for each quarter during the last two fiscal years since trading commenced over the counter are presented below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

       Quarter Ended                  High               Low
------------------------------  -----------------   --------------
December 31, 1995                    $5.00               $1.00
March 31, 1996                        6.00                3.00
June 30, 1996                         6.00                4.75
September 30, 1996                    3.75                1.75
December 31, 1996                     5.50                1.75

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS

Net sales were $451,000 in 1996, up $238,000 or 112% from 1995. New distributors added in late 1995 and early 1996, accounted for $180,000 of the sales increase. Direct sales of laboratory equipment and devices (not through distributors) accounted for $120,000 of the sales increase. Offsetting decreases were spread among many smaller customers.

Cost of goods sold exceeded sales in both 1996 and 1995. Production capacity, built in anticipation of rapid sales growth, is greater than sales volumes achieved, causing inefficient application of labor and overhead. In addition, the Company incurred additional costs to establish glass cassette manufacturing capabilities to alleviate difficulties in securing reliable sources of that component.

Selling, general and administrative expenses increased $362,000 or 25% to $1,832,000 in 1996. Fees and expenses in connection with the Company having publicly traded equity securities starting in August 1995 and in connection with financing efforts account for $175,000 of the increase, including legal, accounting, transfer agent and investor relations fees. Selling expenses, including sales salaries, advertising, promotion and travel expenses, rose $201,000 in 1996 compared to 1995. The Company also incurred $55,000 in costs for the write off of purchase option fees paid to another company and had higher administrative salaries, depreciation expense and research and development expense in 1996, but these increases were largely offset by the $316,000 reduction in non-cash stock option expense.

FINANCIAL CONDITION AND LIQUIDITY

The Company used $1,902,000 in operations and $153,000 for equipment and patent expenditures in 1996. Proceeds from sales of common stock, including shares sold in connection with the exercise of warrants, of $1,275,000 and notes payable (mainly notes with common stock warrants) of $680,000 provided the cash for these uses. At December 31, 1996, current liabilities exceeded current assets by $1,024,000 and total liabilities exceeded assets by $617,000. The Company is reliant upon investors to provide funds for operations and has entered into a Financing and Shareholder Agreement and obtained funds from sales of shares of International common stock in February and March of 1997, as described in Note 2 to the financial statements. The Company has maintained amicable relations with creditors while striving to improve sales volume and demonstrate that the Company can be successful.

To achieve this, the Company has embarked on programs to enhance current and future operations. Zaxis is seeking to establish OEM supplier relationships with distributors of chemical and biomedical products to researchers and industry for its core product, the protein gel. Products have been supplied for product testing to several such distributors, but no such relationship has been established yet. The Company is also seeking to acquire additional research customers for its lipoprotein assay system or components thereof and is seeking a partner for entering the clinical market for these products. The Company's long-lived, precast DNA sequencing gel is in the prototype stage and is being tested by several instrument and reagent suppliers to the Human Genome project and other significant research organizations.

Management believes that the core product and the DNA sequencing product can provide sufficient sales revenue to bring the Company to profitability if firm contracts can be negotiated soon enough, near mid-1997. Management also believes that the lipoprotein assay system represents a significant technological improvement over existing cardiac disease diagnostic systems and can be a profitable future source of revenues. There can be no assurance, however that the Company will be successful in obtaining the necessary contracts and commitments from distributors and potential partners to achieve profitable operations.

ITEM 7.    FINANCIAL STATEMENTS.

Financial statements of the Registrant and the reports of independent auditors thereon are included on the following


                                                                       Pages
                                                                       -----

     Reports of Independent Auditors..............................      10
     Balance Sheets...............................................      11
     Statements of Operations.....................................      12
     Statements of Changes in Stockholders' Equity (Deficit)......      13
     Statements of Cash Flows.....................................      14
     Notes to Financial Statements................................      15-22

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item will be incorporated by reference from the Registrant's definitive proxy statement or will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than April 30, 1997.

ITEM 10.   EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from the Registrant's definitive proxy statement or will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than April 30, 1997.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be incorporated by reference from the Registrant's definitive proxy statement or will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than April 30, 1997.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be incorporated by reference from the Registrant's definitive proxy statement or will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than April 30, 1997.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibits

           Exhibit                                                                                  Page
           Number                                   Description                                    Number
        -------------  ---------------------------------------------------------------------    -----------

              3 (i)    Certificate of Incorporation (Exhibit 3(i) to the Company's                   *
                       Annual Report on Form 10-KSB for the year ended
                       December 31, 1995, File Number 0-15476, incorporated herein by reference).

              3 (ii)   By-laws Certificate of Incorporation (Exhibit 3(ii) to the                    *
                       Company's Annual Report on Form 10-KSB for the year ended
                       December 31, 1995, File Number 0-15476, incorporated herein by reference).

             10        Material contracts.

                (a)    Promissory Notes to Directors and Other Investors                             *
                       (Exhibit 10 to the Company's Quarterly Report on
                       Form 10-QSB for the period ended September 30,
                       1996, File Number 0-15476, incorporated herein by
                       reference).

                (b)    Financing and Shareholder Agreement (Exhibit 10 to                            *
                       the Company's Current Report on Form 8-K dated
                       February 5, 1997, File Number 0-15746, incorporated
                       herein by reference).

             21        List of Subsidiaries                                                          23

             27        Financial Data Schedule

 *      Incorporated by reference.

 (b)    Reports on Form 8-K

            None.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 14, 1997                Zaxis International, Inc.

                                       /s/John V. Danis

                                       By:
                                          ----------------------------------
                                         John V. Danis, President,
                                         Chief Executive Officer and
                                         Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

               Signatures                                      Title                           Date
---------------------------------------------     --------------------------------        --------------

/s/Conaly Bedell
---------------------------------------------
Conaly Bedell                                     Director, Chairman of the Board         April 14, 1997


/s/Leonard Duval
---------------------------------------------
Leonard Duval                                     Director                                April 14, 1997

/s/Craig Jones
---------------------------------------------
Craig Jones                                       Director                                April 14, 1997

/s/Alan Scott
---------------------------------------------
Alan Scott                                        Director                                April 14, 1997

/s/Calvin D. Wible
---------------------------------------------
Calvin D. Wible                                   Director                                April 14, 1997

                         Report of Independent Auditors

The Board of Directors and Stockholders
Zaxis International Inc.

We have audited the accompanying consolidated balance sheets of Zaxis International Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zaxis International Inc. and Subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has liabilities in excess of total assets and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ERNST & YOUNG LLP

Cleveland, Ohio
April 10, 1997


                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                         DECEMBER 31,
                                                                  -----------    -----------
                                                                      1996            1995
                                                                  -----------    -----------

CURRENT ASSETS:
   Cash                                                           $     1,090    $   110,559
   Restricted cash                                                    100,000         25,015
   Accounts receivable, less allowance for
     doubtful accounts of $20,000 in 1996
     and $15,000 in 1995                                               42,468         54,356
   Inventory                                                          139,209        135,845
   Prepaid expenses and other                                          43,928         58,794
                                                                  -----------    -----------
                   Total current assets                               326,695        384,569
PROPERTY AND EQUIPMENT:
Leasehold improvements                                                 86,992         50,847
Machinery and equipment                                               276,250        185,093
Office equipment                                                      190,369        177,674
                                                                  -----------    -----------
                                                                      553,611        413,614
Less accumulated depreciation                                         184,852         96,201
                                                                  -----------    -----------
                                                                      368,759        317,413

OTHER ASSETS:
Organization costs                                                      5,132          7,502
Patent costs                                                           33,125         26,124
                                                                  -----------    -----------
                                                                       38,257         33,626
                                                                  -----------    -----------
       TOTAL ASSETS                                               $   733,711    $   735,608
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 -----------------------------------------------

CURRENT LIABILITIES:
Capitalized lease obligations                                     $     1,516    $    10,334
Bank loan payable                                                     100,000         25,015
Notes payable to directors                                            141,340              -
Notes payable to others                                               464,000              -
Accounts payable                                                      551,623        200,262
Accrued expenses                                                       92,593        198,512
                                                                  -----------    -----------
       Total current liabilities                                    1,351,072        434,123

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock:
    $.01 par value, 12,000,000 shares authorized,
       5,438,019 and 4,902,746 shares issued and
       outstanding                                                     54,380         49,027
   Additional paid-in capital                                       5,404,540      4,152,631
   Deferred compensation                                              (30,868)       (59,375)
   Accumulated deficit                                             (6,045,413)    (3,840,798)
                                                                  -----------    -----------
                   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (617,361)       301,485
                                                                  -----------    -----------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   733,711    $   735,608
                                                                  ===========    ===========

See notes to consolidated financial statements.


                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                        1996           1995
                                                     -----------    -----------

Net sales                                            $   450,566    $   212,323

Cost of goods sold                                       805,918        461,097

Selling, general and administrative expenses           1,831,751      1,470,084
                                                     -----------    -----------
                 Loss from operations                 (2,187,103)    (1,718,858)

Other income (expense):
  Interest income                                          7,572          8,232
  Miscellaneous income                                     1,317            654
  Interest expense                                       (26,401)       (18,946)
                                                     -----------    -----------

                 Total other expense                     (17,512)       (10,060)
                                                     -----------    -----------

                 Net loss                            $(2,204,615)   $(1,728,918)
                                                     ===========    ===========

Net loss per common share                            $    ( 0.41)   $     (0.46)
                                                     ===========    ===========

Weighted average number of shares outstanding          5,368,898      3,728,457
                                                     ===========    ===========

See notes to consolidated financial statements


                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                         COMMON STOCK
                                                  ---------------------------    ADDITIONAL
                                                    NUMBER OF     STATED OR        PAID-IN       DEFERRED     ACCUMULATED
                                                     SHARES       PAR VALUE        CAPITAL     COMPENSATION    DEFICIT
                                                  -----------    -----------    -----------    -----------    -----------

Balance at January 1, 1995                          3,402,648    $ 1,945,162    $         -    $         -    ($1,773,146)

Shares issued for cash prior to merger                 25,913         77,739

Shares issued to adjust investors' bases              229,184        338,734                                     (338,734)
                                                  -----------    -----------    -----------    -----------    -----------
                                                    3,657,745      2,361,635              -              -     (2,111,880)
Transactions in conjunction with merger:
  Conversion of Zaxis Inc. to
   to Zaxis International Inc.                       (527,850)    (2,330,336)     2,330,268
  Zaxis International Inc. shares outstanding         578,808          5,788         (5,788)                           -
                                                  -----------    -----------    -----------    -----------    -----------

                                                    3,708,703         37,087      2,324,480              -     (2,111,880)
Shares issued in private placement,
      net of expenses                               1,176,148         11,761      1,412,214

Shares issued upon exercise of
    Class A warrants                                   17,895            179         40,084

Stock option grants                                                                 375,853        (59,375)

Net loss - 1995                                                                                                (1,728,918)
                                                  -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1995                        4,902,746         49,027      4,152,631        (59,375)    (3,840,798)

Shares issued upon exercise of
    Class A warrants                                  465,743          4,657      1,043,267

Sales of shares                                        69,530            696        225,917

Stock option grants, net of recissions                                              (17,275)        28,507

Net loss - 1996                                                                                                (2,204,615)
                                                  -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1996                        5,438,019    $    54,380    $ 5,404,540    $   (30,868)   $(6,045,413)
                                                  ===========    ===========    ===========    ===========    ===========

See notes to consolidated financial statements


                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,

                                                                ----------------------------
                                                                     1996            1995
                                                                -------------   ------------
OPERATING ACTIVITIES:
Net loss                                                        $(2,204,615)   $(1,728,918)
Adjustments to reconcile net loss to cash
 used in operating activities:
  Depreciation and amortization                                      97,289         56,617
  Compensation due to stock option grants                            11,232        316,478
  Changes in operating assets and liabilities:
   Restricted cash                                                  (74,985)       (25,015)
   Accounts receivable                                               11,888        (44,781)
   Inventory and prepaid expenses                                    11,502        (98,426)
   Accounts payable and accrued expenses                            245,442        280,404
                                                                -----------    -----------

          Cash used in operating activities                      (1,902,247)    (1,243,641)

 INVESTING ACTIVITIES:
  Purchase of property and equipment                               (142,770)      (194,865)
  Patent cost expenditures                                          (10,496)       (17,060)
                                                                -----------    -----------
          Cash used in investing activities                        (153,266)      (211,925)

FINANCING ACTIVITIES:
 Proceeds from sales of common stock and exercise of warrants     1,274,537      1,541,909
 Proceeds from notes and bank loan payable                          680,325         25,015
 Payments on capital lease obligations                               (8,818)        (9,911)
                                                                -----------    -----------

          Cash provided by financing activities                   1,946,044      1,557,013
                                                                -----------    -----------

(Decrease) increase in cash                                        (109,469)       101,447

Cash at beginning of year                                           110,559          9,112
                                                                -----------    -----------

Cash at end of year                                             $     1,090    $   110,559
                                                                ===========    ===========

Supplemental information:
  Interest paid                                                 $    12,687    $     6,746
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

On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company (InFerGene). InFerGene was an inactive public company and neither InFerGene nor its subsidiary had any assets or liabilities. The merger, for accounting purposes, was a reverse acquisition in which Zaxis acquired InFerGene. The acquisition was accounted for as a purchase with no value assigned to InFerGene. InFerGene then changed its name to Zaxis International Inc. The financial statements include the operations of Zaxis for all periods presented and the operations of International since the date of acquisition. All intercompany transactions and balances have been eliminated. As a result of the transaction, the former InFerGene stockholders initially acquired approximately 12% of the outstanding stock of International.

2.     NATURE OF OPERATIONS AND LIQUIDITY

Zaxis manufactures and sells products for use in electrophoresis, an electrochemical process used to analyze genetic material and its components, such as proteins and RNA. The products include testing media, primarily in the form of precast polyachrylamide gel cassettes, electrophoresis chambers, chemical compounds and reagents. The Company also sells equipment manufactured to its specifications for use in performing electrophoresis, such as power supplies, and in the analysis and quantification of electrophoresis results, including computer systems and automated scanners. The Company sells its products directly to institutions operating research laboratories and to distributors who market the Company's products under the Zaxis name or their private labels. The Company's blood serum lipoprotein assay system is marketed directly to research laboratories. The system was granted clearance to be marketed for clinical use by the Food and Drug Administration in September 1996 and the Company is seeking means to effectively sell the system to clinical users.

The Company was primarily engaged in research and development activities from 1989 until 1994. In 1994, the Company moved into its present office and manufacturing facilities and began selling certain products, finalizing product planning and design, developing its computerized manufacturing process, and setting marketing and distribution plans. In 1995, a private placement of units consisting of common stock and two series of common stock warrants was completed, resulting in net proceeds of $1,424,000. The proceeds were used to complete the projects started in 1994, continue research activities and provide funds during the startup of product manufacturing and marketing. During 1996, the Company obtained financing totaling $1,955,000 from sales of common stock and exercise of warrants and issuance of notes which was primarily used to fund operations as the Company sought to establish marketing arrangements for its products.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

In February 1997, the Company entered into a Financing and Shareholder Agreement with MML Management Limited, an Australia-based investment firm ("MML"). The agreement provided initial funds of $65,000 under a one-year note and additional financing over the next year of up to $1.2 million, contingent upon the occurrence of certain events. The initial funds were provided under a one year 9.25% note, collateralized by accounts receivable and a patent owned by the Company. The agreement also granted MML warrants to purchase International common shares for a one-year period at $1.50 per share. In February 1997, MML loaned an additional $25,000 on the same terms as the initial financing. In March 1997, International sold 37,500 units, each consisting of one share of International common stock and a two-year $3.00 warrant for common stock, for $2.00 per unit in a private offering. In addition, MML purchased 25,000 units on the same terms.

The events which MML agreed would initiate additional financing, other than obtaining investments under the private placement, have not occurred. These events included the obtaining of new purchase orders from certain prospective customers by certain dates.

The Company incurred losses of $2,205,000 in 1996 and $1,729,000 in 1995. The Company does not expect to generate sufficient sales volume with its existing customer base to support the cost of operations in the next year and is attempting to strengthen its customer base in several ways. Principal efforts include aggressive pursuit of additional private label distributors for the Company's protein electrophoresis products, prototype testing of its precast DNA Sequencing product with several leading instrument manufacturers with the intent of obtaining exclusive supply contracts or joint ventures, and pursuit of partnering arrangements with clinical device manufacturers and pharmaceutical companies for its lipoprotein assay system or components, thereof.

There can be no assurance that the Company will be successful in obtaining additional financing, nor can there be any assurance that the Company will be able to strengthen its customer base and generate sufficient sales volume to meet or exceed the costs of operation. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the financial statements.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

INVENTORY

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market value.

PROPERTY AND EQUIPMENT

Property and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Classes of property and equipment and related useful lives are as follows

                                         Estimated
        Asset                           Useful Life
-------------------------------       -------------
Leasehold improvements                      5
Machinery and equipment                     5-10
Office equipment                            5-7


Depreciation expense, including depreciation of capitalized leases, charged to operations was $91,424 and $51,345 for 1996 and 1995, respectively.

ASSET IMPAIRMENT

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires companies to review certain assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, in which case the asset generally would be written down to fair value. The adoption of this standard did not affect the Company's results of operations, financial position or liquidity.

INTANGIBLES

Patent costs are amortized over the life of the patents. Amortization expense was $3,495 and $2,903 for 1996 and 1995, respectively, and accumulated amortization was $6,398 and $2,903 at December 31, 1996 and 1995, respectively.

Organization costs are amortized over five years. Accumulated amortization was $6,712 and $4,343 at December 31, 1996 and 1995, respectively.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes whereby deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's accounts receivable and short-term debt approximate their fair value.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs were approximately $146,000 and $107,000 for 1996 and 1995, respectively.

STOCK COMPENSATION

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for employee stock options which allows for an element of compensation cost to be charged to earnings on an annual basis. Statement No. 123 also permits entities to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" which may result in no compensation cost being recognized. As permitted by the Statement, the Company has elected to continue to account for its employee stock compensation plans under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, while providing pro forma disclosures of net loss as if the fair value based method had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the fair market value of a share of common stock at the grant date over the amount an employee must pay to acquire the stock. The effect of adopting this Statement results in pro forma net loss that is not materially different from amounts reported.

ADVERTISING COSTS

Advertising costs are expensed when incurred. Advertising expense amounted to $131,355 in 1996 and $93,815 in 1995.

RECLASSIFICATIONS

Certain reclassifications have been made to 1995 amounts to conform with 1996 reporting presentations.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

4.     BANK LOAN AND NOTES PAYABLE

The bank loan payable represents borrowings under a $100,000 line of credit which permits borrowings at the lender's base rate (9.30% at December 31, 1996). The borrowings are collateralized by a money market account.

Notes payable to directors of $141,340 at December 31, 1996 are due on demand and bear interest at 9.25% per year. Notes payable to others of $464,000 at December 31, 1996 are due $224,000 on demand and $220,000 at various dates from October 21,1997 to December 4, 1997, and bear interest at 9.25% per year.

Holders of the notes payable were granted warrants to purchase 201,766 shares of common stock at $3.00 per share for three years from the date of issuance. The notes payable include terms which permit the holder to be repaid in shares of common stock by exercising the warrants. If the holder so elects, the Company will grant additional three year, $3.00 common stock warrants in an amount equivalent to 50% of the warrants exercised. No value was assigned to the warrants.

5.     DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) plan for substantially all employees. Company contributions are at the discretion of management. There were no Company contributions under the plan in 1996 or 1995.

6.     LEASE OBLIGATIONS

The Company has equipment under capital leases as follows:

                                                       December 31
                                              ----------------------------------
                                                  1996                  1995
                                              ----------             -----------
Cost                                          $   31,650             $   31,650
Less accumulated amortization                      7,535                  4,370
                                              ----------             -----------
                                              $   24,115             $   27,280
                                              ==========             ===========

The Company rents a building for its office, research and development and manufacturing under a sub-lease agreement. The lease expires on October 31, 1998. Rent expense was $67,055 on 1996 and $62,325 in 1995.

Future minimum lease payments under the building sub-lease are $104,500 in 1997 and $87,083 in 1998.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

7.     CAPITAL STOCK TRANSACTIONS

During 1996, The Company sold shares of common stock at prices ranging from $3.00 to $3.75 per share in private offerings and at $2.25 per share upon the exercise of Class A Warrants. In March 1997, additional shares were issued to purchasers of shares at $3.75 per share to adjust the basis of those share holdings to $3.00 per share.

During 1995, Zaxis Inc. sold stock in private transactions for $3.00 per share. In August 1995, in connection with the merger described in Note 1, Zaxis International Inc. sold units consisting of common stock and warrants to purchase common stock as discussed below. The value attributed to the Zaxis common stock was $1.48 per share at the time of the merger and, accordingly, 229,184 additional shares of Zaxis common stock were issued immediately prior to the merger to those purchasers who had previously acquired common stock at $3.00 per share.

Immediately prior to the merger, InFerGene shares outstanding were reduced to approximately 578,808 as a result of a fifty-to-one reverse stock split. In the merger, each share of Zaxis Inc. common stock was converted into .8557 shares of Zaxis International Inc. common stock. Accordingly, shares outstanding were reduced by 527,850 and $2,330,336 was transferred from common stock to additional paid-in capital to reflect the effect of the exchange.

International sold 933,048 units at $1.90 per unit during the period from August 1995 to October 1995 in a private placement transaction. In addition, 243,100 shares of International were issued to consultants as finders' fees. Each unit consisted of one share of common stock and one-half of a Class A warrant and one-half of a Class B warrant. Each Class A warrant entitled the holder to acquire one share of common stock for $2.25 per share through February 15, 1996. Class B warrants are exercisable until September 30, 1997 at a price of $3.50 per share.

8.     INCOME TAXES

A reconciliation of income taxes computed at the U.S. federal statutory rate to the provision for income taxes is as follows:

                                                                   1996                   1995
                                                              --------------        --------------

Tax benefit at statutory rate                                 $     (749,000)        $    (587,800)
Increase in valuation allowance on deferred tax asset                749,000               587,800
                                                              --------------         -------------
Provision for income taxes                                    $         -            $       -
                                                              ==============         ==============

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

Deferred income taxes are provided to reflect the tax effects of temporary differences in the recognition of revenue and expense for tax and reporting purposes. Significant components of deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                       1996              1995
                                                     ----------       ----------
Deferred tax assets:
  Stock compensation                                 $  111,300       $  107,600
  Net operating loss carryforward                     1,666,000          920,000
  Other, net                                              1,000            1,700
                                                     ----------       ----------
                                                      1,778,300        1,029,300
  Valuation allowance                                 1,778,300        1,029,300
                                                     ----------       ----------
Net deferred tax assets                              $     --         $     --
                                                     ==========       ==========

For Federal income tax purposes, net operating loss carryovers total $4,900,000 that, if not utilized, will expire between 2004 and 2011. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryovers used in any one year.

9.     STOCK OPTIONS AND WARRANTS

In 1996, the Company issued warrants to purchase 201,766 shares of common stock in conjunction with notes payable, as described in Note 4.

In 1995, options to purchase 477,850 shares of common stock at $.876 per share were granted to officers and an employee of the corporation in connection with employment agreements. The options vest over periods ranging from one to five years. Compensation expense is recorded for the difference between the exercise price and the fair market value. Compensation expense charged to operations in connection with these agreements amounted to $316,478 in 1995. All but 50,000 options either expired or were rescinded in 1996 and 1997. Also in 1995, options to purchase 10,268 shares of common stock at $.88 per share expiring in 2005 were granted to a consultant.

International has a long-term incentive plan under which options to purchase up to 405,000 shares of common stock may be granted at the fair market value on the date of grant in the form of incentive or non-qualified stock options. In addition, the Company has a Non-Employee Director's Stock Option plan under which options to purchase up to 100,000 shares may be granted at fair market value at the date of grant. In 1995, options to purchase 70,000 shares at $2.25 per share, expiring in 1998, were granted to two directors outside of the plan.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

In addition to the Class A and Class B warrants included in the units sold in 1995 as described in Note 7, warrants to purchase 220,080 shares of common stock were issued in accordance with interim lending agreements with several investors and warrants for 130,000 shares were issued to an investor under a consulting agreement. The additional warrants included the same terms as the Class A warrants, except for expiration dates. These warrants were exercised or expired by January 31, 1997.

At December 31, 1996, common shares were reserved for the following:

              Stock option plan                              505,000
              Other stock options                            472,548
              Common stock warrants                          755,790

10.    MAJOR CUSTOMERS

Two customers accounted for 46% of the Company's sales in 1996 and four customer accounted for 62% of the Company's sales in 1995. Since the Company will not be able to cover its operating costs unless the customer base is increased, the loss of either of the major 1996 customers could have a material adverse effect on the Company.

11.    NET LOSS PER COMMON SHARE

Net loss per share has been calculated giving retroactive effect to the exchange ratio of Zaxis Inc. common stock for shares of Zaxis International Inc. in the August 25, 1995 merger. The effects of outstanding options and warrants has not been included in the calculation of net loss per share because their inclusion would not be dilutive.