Form 10KSB40/A
period 1996-12-31
ZAXIS INTERNATIONAL INC
filed 1997-04-30
CIK 797542

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                  AMENDMENT TO
                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any further amendment to Form 10-KSB. [X]

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Name, Age and Positions
  With the Company                       Occupation and Other Information
------------------------                 --------------------------------
Conaly Bedell,  60,                      Mr. Bedell was elected Chairman in February 1997 and is President
Chairman of the Board                    of  Bedell Corporation, a business consulting firm, and was president and a Director of The InferGene Company from 1990 to
                                         1995.

Leonard A. Duval,  75,                   Mr. Duval served as Chairman of Zaxis International Inc. (the
Director                                 "Company") and Zaxis Inc. ("Zaxis") fom August 1995 to February
                                        1997 and has been a Director of Zaxis since 1990. During the past five years, Mr. Duval has also been Chairman of the Board of a privately held company engaged in resource recovery from steel by-products.

Craig Jones,  42,                       Mr. Jones was elected to the Board in February 1997 and is
Director                                Chairman of Fraser Range Granite NL and of  Sensational
                                        Foods/Sushi King. He is also a Director of MML Management Ltd., an Australian based manager of mutual funds.

Alan Scott, 49,                         Mr. Scott was elected to the Board in February 1997 and has been
Director                                Managing Director and Chairman of the Board of Progen Industries
                                        Ltd., of Darra, Queensland, Australia, a producer of medical research products, since 1994. Prior to that he served as
                                        Financial Director and Board member of Progen. Mr. Scott is also
                                        Managing Director of MML Management Ltd.

Calvin D. Wible, 69,                    Mr. Wible has been a Director of the Company since August 1995
Director                                and has been a Director of Zaxis since 1993. Mr. Wible was formerly owner of automobile dealerships in Medina, Ohio, and has served as a director and trustee on corporate and civic boards.


EXECUTIVE OFFICERS
John V. Danis,  53,                     Mr. Danis has been President of the Company and Zaxis since
President                               January 1997 and was Vice President of Finance from October 1995 to January 1997. Prior to that, Mr. Danis was Corporate
                                        Controller of General Computer Corporation, a publicly held data communication and processing company for health care
                                        organizations.


Gregory S. Bambeck, Ph.D.,              Dr. Bambeck has been Executive Vice President of the Company and
47, Executive Vice President of         Zaxis since August 1995 and of Zaxis since December 1990.
Research and Development

Melvin Weisblatt, 55,                   Mr. Weisblatt has been Vice President of Sales and Marketing
Vice President of Sales and             since July 1996. Prior to that, he was Executive Vice President
Marketing                               of Amersham Inc. from 1993 and of United States Biochemical
                                        Corporation from 1978 to 1993.

SIGNIFICANT EMPLOYEES

Heinz A. Rode,  64,                     Mr. Rode has been in charge of production for Zaxis since July
Manufacturing Director                  1996 and was Manager of Process Engineering from February 1995 to
                                        July 1996. Prior to that, Mr. Rode held executive positions in the steel industry in operations and engineering.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth compensation paid to Charles E. Leffler, the Company's president during 1996 who resigned in January 1997. No other executive officer received compensation during 1996 which exceeded $100,000.

NAME AND POSITION                     YEAR                       SALARY
-----------------                     ----                       ------
Charles E. Leffler, President         1996                       $75,000

There were no bonuses, other compensation or long-term compensation awards or payouts in 1996.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sers forth asof April 28, 1996, the number of shares of Common Stock owned by each Director and by all Directors and executive officers of the Company as a group, and the persons or groups of persons known to the Company to be the beneficial owners of more than 5% of the Common Stock of the Company.

Name and Address                             Amount and Nature of                    Percentage
of Beneficial Owner                         Beneficial Ownership                     Ownership
-------------------                         ---------------------                    ----------
Leonard A. Duval                                    512,694                             8.9%
207 Harmon Road
Aurora, Ohio 44202

Calvin D. Wible                                     227,803                             3.7%
441 Crestwood Lane
Naples, Florida 33962

Gregory S. Bambeck                                  366,096                             6.3%
Zaxis International Inc.
                                                                                        18.9%

All Directors and Executive Officers
as a Group
(Eight Persons)

Patricia Gesinski                                   551,926                             9.5%
2692 Woodward Road
Cuyahoga Falls, Ohio 44221

Progen Industries Ltd.                              351,904                             6.1%
2806 Ipswich Road
Darra Qld 4076, Australia


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date:  April 29, 1997             Zaxis International, Inc.

                                    By: /s/John V. Danis
                                       ---------------------------------
                                       John V. Danis, President and Chief
                                       Executive Officer