Form 10QSB
period 1997-03-31
ZAXIS INTERNATIONAL INC
filed 1997-05-14
CIK 797542

         FORM 10-QSB - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            Zaxis International Inc.
                  (Name of Issuer as specified in its charter)

                                    Delaware
                            (State of Incorporation)

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

As of May 9, 1997, there were 5,511,019 shares of Common Stock outstanding.


Page 1 of 9 Pages.  Exhibit Index on Page 8.

                            ZAXIS INTERNATIONAL INC.
                                   FORM 10-QSB

                                                                        Page No.
                                                                        --------

Part I - Financial Information

Item 1. Financial Statements.

        Consolidated Balance Sheet                                         3

        Consolidated Statements of Operations                              4

        Consolidated Statements of Cash Flows                              5

        Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis.                              7

                          Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.                                  8

SIGNATURES                                                                 8

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                        MARCH 31,       DECEMBER 31,
                                                          1997              1996
                                                       -----------      ------------
                                                       (Unaudited)
CURRENT ASSETS:
Cash                                                   $    11,403      $     1,090
Restricted cash                                            100,000          100,000
Accounts receivable, less allowance
     for doubtful accounts of $20,000                       25,257           42,468
Inventory                                                  126,352          139,209
Prepaid expenses and other                                  22,958           43,928
                                                       -----------      -----------
          Total current assets                             285,970          326,695
PROPERTY AND EQUIPMENT:
Leasehold improvements                                      86,992           86,992
Machinery and equipment                                    355,366          276,250
Office equipment                                           190,369          190,369
                                                       -----------      -----------
                                                           632,727          553,611
Less accumulated depreciation                              209,865          184,852
                                                       -----------      -----------
                                                           422,862          368,759
OTHER ASSETS:
Organization costs                                           4,540            5,132
Patent costs                                                32,108           33,125
                                                       -----------      -----------
                                                            36,648           38,257
                                                       -----------      -----------
          TOTAL ASSETS                                 $   745,480      $   733,711
                                                       ===========      ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
Current portion of lease obligations                   $    12,012      $     1,516
Bank loan payable                                          100,000          100,000
Notes payable to directors                                 143,840          141,340
Notes payable to others                                    626,400          464,000
Accounts payable                                           498,378          551,623
Accrued expenses                                           109,893           92,593
                                                       -----------      -----------
     Total current liabilities                           1,490,523        1,351,072

CAPITALIZED LEASE OBLIGATIONS                               46,784               --

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock:
     $.01 par value, 12,000,000 shares authorized,
          5,495,019 and 5,438,019 shares issued
          and outstanding                                   54,905           54,380
Additional paid-in capital                               5,509,015        5,404,540
Deferred compensation                                      (28,060)         (30,868)
Accumulated deficit                                     (6,327,687)      (6,045,413)
                                                       -----------      -----------
     Total stockholders' equity (deficit)                 (791,827)        (617,361)
                                                       -----------      -----------
     TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIT)               $   745,480      $   733,711
                                                       ===========      ===========


See notes to consolidated financial statements.

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                  --------------------------
                                                     1997            1996
                                                  ----------      ----------
Net sales                                         $   67,461      $  136,165
Cost of goods sold                                    89,370         205,639
Selling, general and administrative expenses         238,066         461,580
                                                  ----------      ----------
          Loss from operations                      (259,975)       (531,054)

Other income (expense):
     Interest income                                   1,207           3,263
     Miscellaneous income (expense)                       --             742
     Interest expense                                (23,506)         (1,648)
                                                  ----------      ----------
          Total other income (expense)               (22,299)          2,357
                                                  ----------      ----------
          Net loss                                $(282,274)      $ (528,697)
                                                  ==========      ==========
Net loss per common share                         $   (0.05)      $    (0.10)
                                                  ==========      ==========
Weighted average number of shares outstanding      5,449,519       5,239,931
                                                  ==========      ==========

See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                              1997            1996
                                                            ---------      ----------
OPERATING ACTIVITIES:
Net loss                                                    $(282,274)     $ (528,697)
Adjustments to reconcile net loss to cash
     used in operating activities:

          Depreciation and amortization                        26,640          20,833
          Compensation due to stock option grants               2,808         (10,894)
          Changes in operating assets and liabilities:

               Accounts receivable                             17,211         (85,624)
               Inventory and prepaid expenses                  33,827        (184,951)
               Accounts payable and accrued expenses          (35,945)         69,459
                                                            ---------      ----------
           Cash used in operating activities                 (237,733)       (719,874)

INVESTING ACTIVITIES:
     Purchase of property and equipment                       (79,116)       (122,143)
     Patent cost expenditures                                     (18)         (2,643)
                                                            ---------      ----------

           Cash used in investing activities                  (79,134)       (124,786)

FINANCING ACTIVITIES:
     Proceeds from sales of common stock                      105,000       1,067,829
     Proceeds from notes payable                              164,900         (15,000)
     Proceeds from (payments) capital lease obligations        57,280          (2,782)
                                                            ---------      ----------
           Cash provided by financing activities              327,180       1,050,047
                                                            ---------      ----------
Increase in cash                                               10,313         205,387
Cash at beginning of period                                     1,090         135,574
                                                            ---------      ----------
Cash at end of period                                       $  11,403      $  340,961
                                                            =========      ==========

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

The financial statements and notes thereto do not include all of the disclosures necessary for a full presentation of financial condition and operating results, and should be read in conjunction with the financial statements for the year ended December 31, 1996.

2. LIQUIDITY

The Company has a deficit in stockholders' equity of $791,827 and a working capital deficit of $1,204,533 at March 31,1997. The Company does not expect to generate sufficient sales volume with its existing customer base to support the cost of operations in the next year and is attempting to strengthen its customer base in several ways. Principal efforts include aggressive pursuit of additional private label distributors for the Company's protein electrophoresis products, testing of new product prototypes with several leading instrument manufacturers with the intent of obtaining exclusive supply contracts or joint ventures, and pursuit of partnering arrangements with clinical device manufacturers and pharmaceutical companies for its lipoprotein assay system or components, thereof.

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

                            ZAXIS INTERNATIONAL INC.

Item 2. Management's Discussion and Analysis.

Results of Operations
Sales for the three months ended March 31, 1997 ( first quarter) were $67,461, down approximately $69,000 from the first quarter of 1996. Sales for the first quarter of 1996 included initial stocking orders for new distributors added in late 1995, while no new distributors were added recently and volume with existing customers has not been strengthened.

Cost of goods sold totaled $89,370 for the first quarter of 1997, compared to $205,639 for last year's first quarter. The decrease in costs reflect both the sales volume decline and a decrease in production labor in response to the lower level of business. Costs remained higher than sales due to under-utilized productive capacity, but the gross margin loss was approximately $22,000 in 1997 compared with nearly $70,000 in 1996.

Selling, general and administrative expenses decreased $223,514 from the $461,580 reported in the first quarter of 1996. The decrease is accounted for by reduced payroll ($74,000), advertising and sales promotion expense ($64,000), and professional fees ($50,000).

The net loss was reduced from $528,697 in the first quarter of 1996 to $282,274 in the first quarter of 1997.

Financial Condition and Liquidity
The Company borrowed $164,900 on short-term notes (in units with common stock warrants) and sold 52,500 units consisting of common stock and warrants for $105,000 for a total of $269,900 from investors. In addition, the Company obtained lease financing of approximately $57,000 for a $75,000 packaging machine which was acquired under a purchase commitment made in late 1995. The funds from investors were utilized mainly in operations which reflected a cash deficit of $237,733 for the first quarter of 1997.

The Company has never reflected a profit since its inception and had a working capital deficit of $1,204,553 at March 31, 1997. The Company is seeking to establish OEM supplier relationships with distributors of life science products for its protein gels and new products in the prototype stage. While no significant relationships of this nature have yet been established, several major firms have tested Company products and new product prototypes and have expressed interest in pursuing development of the products and exploring marketing opportunities for the Company's products. The Company believes that it is adequately prepared to move with sufficient speed from product testing into production, although there can be no assurance that it will be successful in obtaining significant supply contracts. The Company's goals include securing such contracts and then obtaining additional outside financing to improve financial position and the possibility of survival as a going concern. In addition, the Company is discussing conversion of the $539,000 in notes payable to investors to common stock which would help alleviate working capital and stockholders' equity deficits.

                            ZAXIS INTERNATIONAL INC.

Part II - Other Information

Item 1. Legal Proceedings

        In April of 1997, the Company agreed to settle a legal proceeding in which it was a defendant to a suit alleging breach of contract concerning a product to be manufactured to the Company's specifications. The settlement requires the Company to pay the plaintiff $8,500 at which time the plaintiff is to provide the Company with the product prototype and schematic drawings.

Item 2. Changes in Securities    None.

Item 3. Defaults Upon Senior Securities    None.

Item 4. Submission of Matters to a Vote of Security Holders    None.

Item 5. Other Information.    None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.
            27 Financial Data Schedule Page 9

        (b) Reports on Form 8-K.
            None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Zaxis International Inc.
                                        ----------------------------------------
                                        (Registrant)


May 13, 1997                            /s/ John V. Danis
                                        ----------------------------------------
                                        John V. Danis
                                        President, Chief Executive Officer
                                        and Chief Financial Officer