Form 10QSB
period 1997-06-30
ZAXIS INTERNATIONAL INC
filed 1997-08-18
CIK 797542

      FORM 10-QSB - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                  (330)650-0444
                         (Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filings for the past 90 days. Yes[X] No[ ]

As of June 30, 1997, there were 5,567,745 shares of Common Stock outstanding.

Page 1 of 10 Pages.

                            ZAXIS INTERNATIONAL INC.
                                   FORM 10-QSB

                                                                              Page No.
                                                                              --------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

              Consolidated Balance Sheets                                       3

              Consolidated Statements of Operations:

              Quarters ended June 30, 1997 and 1996                             4

              Six Months ended June 30, 1997 and 1996                           5

              Consolidated Statements of Cash Flows                             6

              Notes to Consolidated Financial Statements                        7

Item 2. Management's Discussion of  Financial Condition
              and Results of Operations                                         8

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                    9

Item 5.  Other Information                                                      9

Item 6. Exhibits and Reports on Form 8-K.                                       9

SIGNATURES                                                                     10



Page 2 of 10 Pages.

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                  June 30,     December 31,
                                                                    1997           1996
                                                                -----------    -----------
                                                                  (Unaudited)
Current assets:
   Cash                                                         $    23,862    $     1,090
   Restricted cash                                                             $   100,000
   Accounts receivable, net                                          45,493         42,468
   Inventory                                                        166,597        139,209
   Prepaid expenses and other                                        20,558         43,928
                                                                -----------    -----------
            Total current assets                                    256,509        326,695
PROPERTY AND EQUIPMENT:
   Machinery and equipment                                          352,994        276,250
   Office equipment                                                 188,080        190,369
   Leasehold improvements                                            86,992         86,992
                                                                -----------    -----------
                                                                    628,066        553,611
   Less accumulated depreciation                                    238,259        184,852
                                                                -----------    -----------
                                                                    389,807        368,759
OTHER ASSETS:
   Patent costs                                                      36,436         33,125
   Organization costs                                                 3,948          5,132
                                                                -----------    -----------
                                                                     40,384         38,257
                                                                -----------    -----------
            TOTAL ASSETS                                        $   686,700    $   733,711
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of lease obligations                         $     8,713    $     1,516
   Bank loan payable                                            $         -    $   100,000
   Notes Payable to directors                                   $   426,300    $   141,340
   Notes payable                                                    551,400        464,000
   Accounts payable                                                 470,181        551,623
   Accrued expenses                                                  99,826         92,593
                                                                -----------    -----------
            Total current liabilities                             1,556,421      1,351,072

   CAPITALIZED LEASE OBLIGATIONS                                     44,482

STOCKHOLDERS' EQUITY:
   Common stock                                                      55,677         54,380
     $.01 par value, 12,000,000 shares authorized,
        5,567,745 and 5,438,019 shares issued and outstanding
   Additional paid-in capital                                     5,649,191      5,404,540
   Deferred compensation                                            (25,252)       (30,868)
   Accumulated deficit                                           (6,593,819)    (6,045,413)
                                                                -----------    -----------
            Total stockholders' equity                             (914,203)      (617,361)
                                                                -----------    -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   686,700    $   733,711
                                                                ===========    ===========

See notes to consolidated financial statements.

Page 3 of 10 Pages.

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                                                   Three Months Ended
                                                         June 30,
                                                --------------------------
                                                   1997           1996
                                                -----------    -----------
Net sales                                       $    75,339    $    83,431

Cost of goods sold                                   76,498        318,034

Selling, general and administrative expenses        244,519        680,268
                                                -----------    -----------
         Loss from operations                      (245,678)      (914,871)

Other income (expense):
  Interest income                                        80          1,614
  Miscellaneous income                                    -            449
  Interest expense                                  (20,533)        (1,396)
                                                -----------    -----------
         Total other income (expense)               (20,453)           667
                                                -----------    -----------
         Net loss                               $  (266,131)   $  (914,204)
                                                ===========    ===========
Net loss per common share                       $     (0.05)   $     (0.17)
                                                ===========    ===========
Weighted average number of shares outstanding     5,452,901      5,386,380
                                                ===========    ===========


See notes to consolidated financial statements.


Page 4 of 10 Pages.

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                                                     Six Months Ended
                                                         June 30,
                                                --------------------------
                                                   1997           1996
                                                -----------    -----------
Net sales                                       $   142,800    $   219,596

Cost of goods sold                                  165,869        523,673

Selling, general and administrative expenses        482,585      1,141,848
                                                -----------    -----------
         Loss from operations                      (505,654)    (1,445,925)

Other income (expense):
  Interest income                                     1,287          4,877
  Miscellaneous income                                    -          1,191
  Interest expense                                  (44,039)        (3,044)
                                                -----------    -----------
         Total other income (expense)               (42,752)         3,024
                                                -----------    -----------
         Net loss                               $  (548,405)   $(1,442,901)
                                                ===========    ===========
Net loss per common share                       $     (0.10)   $     (0.27)
                                                ===========    ===========
Weighted average number of shares outstanding     5,468,778      5,394,689
                                                ===========    ===========


See notes to consolidated financial statements.

Page 5 of 10 Pages.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                        Six Months Ended
                                                            June 30,
                                                   --------------------------
                                                      1997           1996
                                                   -----------    -----------
OPERATING ACTIVITIES:
Net loss                                           $  (548,405)   $(1,442,901)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                       56,643         43,858
    Compensation due to stock option grants              5,616         (8,086)
    Changes in operating assets and liabilities:
      Accounts receivable                               (3,025)       (12,584)
      Inventory and prepaid expenses                   (21,702)       (63,631)
      Accounts payable and accrued expenses            (74,209)       327,098
                                                   -----------    -----------
       Cash used in operating activities              (585,082)    (1,156,246)

 INVESTING ACTIVITIES:
  Purchase of property and equipment                   (74,455)      (117,917)
  Deposits                                              17,684        (32,684)
  Patent cost expenditures                              (5,363)        (4,580)
                                                   -----------    -----------
       Cash used in investing activities               (62,134)      (155,181)

FINANCING ACTIVITIES:
  Proceeds from sales of common stock                  245,948      1,163,715
  Payments on notes payable                                           178,310
  Proceeds from notes payable                          372,360
  Payments on capital lease obligations                 51,679         (4,711)
                                                   -----------    -----------
       Cash provided by financing activities           669,987      1,337,314
                                                   -----------    -----------
Increase in cash                                        22,772         25,887
Cash at beginning of period                              1,090        135,574
                                                   -----------    -----------

Cash at end of period                              $    23,862    $   161,461
                                                   ===========    ===========



See notes to consolidated financial statements.



Page 6 of 10 Pages.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements present the consolidated financial position and results of operations of Zaxis International Inc. (International) and Zaxis Inc. (Zaxis or the Company), its wholly-owned subsidiary.

On August 25, 1995, Zaxis merged with a subsidiary of the InFerGene Company (InFerGene). InFerGene was an inactive public company and neither InFerGene nor its subsidiary had any assets or liabilites. The merger, for accounting purposes, was a reverse acquisition in which Zaxis acquired InFerGene. The acquisition was accounted for as a purchase with no value assigned to InFerGene. InFerGene then changed its name to Zaxis International Inc. The financial statements include the operations of Zaxis for all periods presented and the operations of International since the date of acquisition. All intercompany transactions and balances have been eliminated.

The financial statements and notes thereto do not include all of the disclosures necessary for a full presentation of financial condition and operating results, and should be read in conjunction with the financial statements for the year ended December 31, 1996.

2. LIQUIDITY

Zaxis incurred losses of $548,405 during the six months ended June 30, 1997, $1,442,901 in 1996, $1,729,000 in 1995. The operations of the Company have been financed mainly by loans from companies associated with members of the Board of Directors and, to a lesser extent, by private sales of common stock.

Management recognizes that additional financial resources must be obtained in order to execute its plans and to fund operations until they can generate cash, and is in the process of exploring several possibilities for interim and long-term financing. The possibilities that are being explored include the sale of additional equity securities; convertible notes; postponement of plans for research, development, and capital expenditures; or a combination of the foregoing. There can be no assurance that the Company will be successful in obtaining the interim or long-term financing. These conditions raise doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the financial statements.

3. NET LOSS PER COMMON SHARE

The effects of outstanding options and warrants has not been included in the calculation of net loss per share.

Page 7 of 10 Pages.

                          PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the six months ended June 30, 1997, totaled $143,000 compared with $220,000 for 1996's first six months. The decline was largely due to 1996 sales containing one-time stocking orders by new outside distributors. Sales in the second quarter were $75,000, compared to $68,000 in the first quarter.

Cost of goods sold for the six months ended June 30, 1997, was $166,000, exceeding sales by $23,000. Cost of goods sold for the same period in 1996 was $524,000, exceeding sales by $304,000.

Selling, general and administrative expenses were $483,000 for the six months ended June 30, 1997, down from $1,142,000 for the same period in 1996.

Financial Condition and Liquidity

Sales of common stock generated $246,000 in the six months ended June 30, 1997, and borrowings added another $424,000 to cash in that period. These funds were used mainly in operations, which used $585,000 in cash. Since the end of 1996, the excess of current liabilities over current assets has increased by $276,000 in the period, to $1,300,000 from $1,024,000.

The Company needs to secure immediate financing to allow it to exploit several opportunities from new products that are at the end of the development stage, afford it time to build sales volumes of these new products to profitable levels, and satisfy obligations to current creditors. Pursuant to this need, the Company is seeking funding for an offering of $660,000 in Convertible Two-Year Notes; the offering ends on September 26, 1997, unless extended by the Board of Directors.

The Board voted on August 11, 1997, to extend the expiration date on Class B Warrants to 5 p.m. EST on January 15, 1998.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    None of substantial nature.

Item 2(c). Changes in Securities

    Shares totaling 123,308 were sold for a total of $245,948.

Item 3. Defaults upon Senior Securities

    None




Page 8 of 10 Pages.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 25, 1997, the Company held its Annual Meeting of Shareholders at the Holiday Inn in Hudson, Ohio. A slate of five Directors presented by Management in a duly issued Proxy Statement and Form of Proxy were elected to one-year terms. The votes for the five directors elected were: Leonard A. Duval and Calvin D. Wible, each receiving 3,076,278 For, 54,236 Against; Alan Scott and Craig Jones, each receiving 3,076,306 votes For, 54,208 Against; and Conaly Bedell, receiving 3,076,286 votes For, 54,228 Against and The only other matter to come before the Shareholders for a vote at the Annual Meeting was the re-appointment of Ernst & Young as Independent Accountants. The vote was 3,076,229 For, 43,661 Against and 624 Abstaining.

Item 5.  Other Information

On May 20, 1997, John V. Danis, who served as an interim President and Chief Executive Officer from January, 1997, resigned. Conaly Bedell, Chairman of the Board, was elected by the Board to the positions of President and Chief Executive Officer, effective that date.

Item 6.  Exhibits and Reports on Form 8-K

      A.   Exhibits:
                None

      B.   Reports on Form 8-K during the Quarter Ended June 30, 1997:
                None



Page 9 of 10 Pages.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Zaxis International Inc.
                                              (Registrant)

August 12, 1997                         BY: /s/ Conaly Bedell
                                           ------------------
                                            Conaly Bedell, President
                                            Chief Executive Officer


August 12, 1997                         BY: /s/ Sharon Alloway
                                           -------------------
                                            Sharon Alloway, Controller
                                            Accounting Officer



Page 10 of 10 Pages