Form 10QSB
period 1997-09-30
ZAXIS INTERNATIONAL INC
filed 1997-11-14
CIK 797542

      FORM 10-QSB - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

As of November 10, 1997, there were 5,717,570 shares of Common Stock outstanding.

                            ZAXIS INTERNATIONAL INC.
                                   FORM 10-QSB




                                                                     Page No.
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets                                     3

         Consolidated Statements of Operations:

                  Quarter ended September 30, 1997 and 1996              4

                  Nine Months ended September 30, 1997 and 1996          5

                  Consolidated Statements of Cash Flows                  6


         Notes to Consolidated Financial Statements                      7



Item 2.  Management's Discussion and Analysis                           8-9




SIGNATURES                                                               10



Page 2 of 10 Pages.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS
                             ------
                                                                      30-SEP         DECEMBER 31,
                                                                       1997             1996
                                                                   -----------       -----------
                                                                   (Unaudited)
CURRENT ASSETS:
      Cash                                                         $   112,635       $     1,090
       Restricted cash                                             $      --         $   100,000
      Accounts receivable, net                                          36,466            42,468
      Inventory                                                        150,364           139,209
      Prepaid expenses and other                                        18,158            43,928
                                                                   -----------       -----------
                   Total current assets                                317,623           326,695
PROPERTY AND EQUIPMENT:
      Machinery and equipment                                          352,994           276,250
      Office equipment                                                 188,748           190,369
      Leasehold improvements                                            86,992            86,992
                                                                   -----------       -----------
                                                                       628,734           553,611
      Less accumulated depreciation                                    267,120           184,852
                                                                   -----------       -----------
                                                                       361,614           368,759
OTHER ASSETS:
      Patent costs                                                      41,681            33,125
      Organization costs                                                 3,356             5,132
                                                                   -----------       -----------
                                                                        45,037            38,257
                                                                   -----------       -----------

                   TOTAL ASSETS                                    $   724,274       $   733,711
                                                                   ===========       ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
      Current portion of lease obligations                         $     8,713       $     1,516
       Bank loan payable                                           $      --         $   100,000
       Notes Payable to directors                                  $   648,010       $   141,340
      Notes payable                                                    409,289           464,000
      Accounts payable                                                 465,273           551,623
      Accrued expenses                                                 116,513            92,593
                                                                   -----------       -----------
                   Total current liabilities                         1,647,798         1,351,072

      CAPITALIZED LEASE OBLIGATIONS                                     42,424

STOCKHOLDERS' EQUITY:
      Common stock                                                      57,039            54,380
        $.01 par value, 12,000,000 shares authorized,
             5,703,923 and 5,438,019 shares issued and outstanding
      Additional paid-in capital                                     5,920,186         5,404,540
      Deferred compensation                                            (22,444)          (30,868)
      Accumulated deficit                                           (6,920,729)       (6,045,413)
                                                                   -----------       -----------
                   Total stockholders' equity                         (965,948)         (617,361)
                                                                   -----------------------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   724,274       $   733,711
                                                                   ===========       ===========

See notes to consolidated financial statements

Page 3 of 10 Pages.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30
                                                   -----------------------------
                                                       1997              1996
                                                   -----------       -----------
Net sales                                          $    79,620       $   119,794

Cost of goods sold                                     148,647           191,560

Selling, general and administrative expenses           230,160           311,664
                                                   -----------       -----------

             Loss from operations                     (299,187)         (383,430)

Other income (expense):
  Interest income                                          407             1,319
  Miscellaneous income                                     400               263
  Interest expense                                     (28,530)           (6,528)
                                                   -----------       -----------

             Total other income (expense)              (27,723)           (4,946)
                                                   -----------       -----------

             Net loss                              $  (326,910)      $  (388,376)
                                                   ===========       ===========

Net loss per common share                          $     (0.06)      $     (0.07)
                                                   ===========       ===========

Weighted average number of shares outstanding        5,486,466         5,413,218
                                                   ===========       ===========

See notes to consolidated financial statements.



Page 4 of 10 Pages.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                   -----------------------------
                                                       1997              1996
                                                   -----------       -----------
Net sales                                          $   222,420       $   339,390

Cost of goods sold                                     314,516           715,233

Selling, general and administrative expenses           712,745         1,453,512
                                                   -----------       -----------

             Loss from operations                     (804,841)       (1,829,355)

Other income (expense):
  Interest income                                        1,694             6,196
  Miscellaneous income                                     400             1,454
  Interest expense                                     (72,569)           (9,572)
                                                   -----------       -----------

             Total other income (expense)              (70,475)           (1,922)
                                                   -----------       -----------

             Net loss                              $  (875,316)      $(1,831,277)
                                                   ===========       ===========

Net loss per common share                          $     (0.16)      $     (0.34)
                                                   ===========       ===========

Weighted average number of shares outstanding        5,540,317         5,346,509
                                                   ===========       ===========

See notes to consolidated financial statements.




Page 5 of 10 Pages.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      ---------------------------
                                                         1997             1996
                                                      ---------       -----------
OPERATING ACTIVITIES:
Net loss                                              $(875,316)      $(1,831,277)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                        87,863            66,881
    Compensation due to stock option grants               8,424            (5,278)
    Other  (Interest connection to notes)                20,638
    Changes in operating assets and liabilities:
      Accounts receivable                                 6,002           (13,956)
      Inventory and prepaid expenses                     (3,069)           21,873
      Accounts payable and accrued expenses             (77,430)          275,499
                                                      ---------       -----------

           Cash used in operating activities           (832,888)       (1,486,258)

 INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (122,359)
  Deposits                                                                (58,984)
  Patent cost expenditures                              (11,992)           (8,384)
                                                      ---------       -----------

           Cash used in investing activities            (11,992)         (189,727)

FINANCING ACTIVITIES:
  Proceeds from sales of common stock                   165,000         1,261,780
  Payments on notes payable                                (330)          405,325
  Proceeds from notes payable                           800,000
  Payments on capital lease obligations                  (8,245)           (7,986)
                                                      ---------       -----------
           Cash provided by financing activities        956,425         1,659,119
                                                      ---------------------------

Increase in cash                                        111,545           (16,866)
Cash at beginning of period                               1,090           135,574
                                                      ---------       -----------

Cash at end of period                                 $ 112,635       $   118,708
                                                      =========       ===========

Non cash transactions:
           Capital lease                              57,866.00
           Notes converted to stock                  353,305.00



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

2.       LIQUIDITY

Zaxis incurred losses of 875,316 during the nine months ended September 30, 1997, 1,831,277 in 1996, $1,729,000 in 1995. The operations of the Company have been financed mainly by private sales of common stock and by loans of members of the Board of Directors and private investors.

Management recognizes that additional financial resources must be obtained in order to execute its plans and to fund operations until they can generate cash, and is in the process of pursuing several possibilities for interim and long-term financing. The Company has engaged an investment banking firm to assist in the private placement of debt securities for interim needs and will them pursuing long-term financing, possibly through the sale of common stock. There can be no assurance that the Company will be successful in obtaining the interim of long-term financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts of classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the financial statements.

3.       NET LOSS PER COMMON SHARE

The effects of outstanding options and warrants have not been included in the calculation of net loss per share.

                          PART 1. FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the nine months ended September 30, 1997, totaled $222,420 compared with $339,390 for 1996's first nine months. The decline was largely due to 1996 sales containing one-time stocking orders by new outside distributors. Sales for the third quarter were $79,000, compared to $68,000 in the first quarter and $75,000 in the second quarter.

Cost of goods sold for the nine months ended September 30, 1997, was $314,516, exceeding sales by $92,096. Cost of goods sold for the same period in 1996 was $715,233, exceeding sales by $375,843.

Selling, general and administrative expenses were $712,745 for the nine months ended September 30, 1997, down from $1,453,512 for the same period in 1996.

Financial Condition and Liquidity

Sales of common stock generated $165,000 in the nine months ended September 30, 1997, and borrowings added another $800,000 to cash in that period. These funds were used mainly in operations, which used $832,888 in cash. Since the end of 1996, the excess of current liabilities over current assets has increased by $305,798 in the period, to $1,330,175 from $1,024,377.

The Company needs to secure immediate financing to allow it to exploit several opportunities from new products that are at the end of the development stage, afford it time to build sales volumes of these new products to profitable levels, and satisfy obligations to current creditors. Pursuant to this need, the Company is seeking funding for an offering of $660,000 in Convertible Two-Year Notes; the offering ends on November 15, 1997.

The Board voted on August 11, 1997, to extend the expiration date on Class B Warrants to 5 p.m. EST on January 15, 1998.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      None of substantial nature.

Item 2(c).  Changes in Securities

         Shares totaling 259,486 were sold for a total of $518,300

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

      A.   Exhibits:

           Financial Data Schedule - Ex. 27

      B. Reports on Form 8-K during the Quarter Ended September 30, 1997:

           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               Zaxis International Inc.
               ------------------------

               (Registrant)


November 13, 1997                             BY:  S/S Conaly Bedell
                                                  ---------------------
                                              Conaly Bedell, President
                                              Chief Executive Officer



November 13, 1997                             BY:  S/S Sharon Killinger
                                                  ---------------------
                                              Sharon Killinger, Controller
                                              Accounting Officer