Form 10KSB40
period 1997-12-31
ZAXIS INTERNATIONAL INC
filed 1998-04-16
CIK 797542

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1997

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

                                 (330) 650-0444
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value.

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filings for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $274,539.

The aggregate market value of the voting stock held by non-affiliates was $3,649,170 based on the average of the bid and asked prices on April 13, 1998 ($.72). Officers and directors are considered affiliates for purposes of this calculation. The bid and asked prices are based on a small volume of infrequent trading in the stock.

As of March 31, 1998, there were 5,766,242 shares of common stock outstanding.

Transitional Small Business Disclosure Format.  Yes[  ] No[X]

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Issuer's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which the Issuer intends to file no later than April 30, 1998, are incorporated by reference into Part III.

PAGE 1 OF __ PAGES. EXHIBIT INDEX IS LOCATED ON PAGE _.

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

Zaxis was founded by Raymond Gesinski, Ph.D., (deceased), and Gregory Bambeck, Ph.D., Director of Research, to develop products for use in life sciences research. Each had backgrounds in genetic research, cardiovascular diagnostic developments, and polymer technology in gene separation applications. In 1994 and 1995, Zaxis implemented a program to develop, manufacture and market a complete product line based on the research of Drs. Gesinski and Bambeck and to continue research and development of related products. During that period, the Company moved into new manufacturing and office facilities, installed automated and computer controlled production equipment, added key management personnel, prepared its lipoprotein testing system for FDA approval, and began establishing marketing arrangements with domestic and foreign distributors. A private placement of common stock and warrants to purchase common stock was completed in the third quarter of 1995, adding capital funds of $1.4 million. In 1996, holders exercised 465,743 Class A Warrants, providing $1,048,000 in additional capital funds and International sold approximately $605,000 in notes with warrants attached in private sales. Of those notes, in 1997, $391,410 were converted to stock. Renewals and new notes issued under a 9 1/2% Convertible Note offering totaled $1,213,879. Equity capital in the amount of $170,000 was provided through issuance of common stock.

BUSINESS OF ISSUER

Zaxis manufactures and sells products used in an electrochemical process known as electrophoresis which is widely used in applications for the separation and identification of genes (e.g., DNA) and gene products (e.g., RNA, proteins). A variety of techniques, formats, materials, compounds, equipment and devices are employed in electrophoresis, and Zaxis' catalog includes products for virtually all of these needs. Zaxis' research and marketing direction is focused on the consumables segment of the electrophoresis market, predominately on pre-cast gels.

Electrophoresis has been in use for over fifty years. Laboratory applications cover a broad spectrum, including medical diagnostics, immunology, agriculture, criminology, forensics, pharmaceuticals, quality assurance and DNA and RNA research. A simplified explanation of the process describes it as the application of specimens, such as bacteria, blood serum, body tissue or plant tissue, to a gel substance which is then subjected to electric current while submerged in a liquid filled chamber. The sample material breaks down and its molecules are deposited on the gel substance in a unique pattern which can be compared to other samples to determine similarities or differences. The pattern of molecules is popularly referred to as a "bar code" of living matter.

The usefulness of the information from electrophoresis depends on the clarity and consistency of the results (or resolution) which is dependent upon a variety of factors, including consistency of manufacturing materials and methods for the devices, chemicals and gels. Gels can be compounded and polymerized in the end user's laboratory by technicians or supplied in pre-cast form in plastic or glass cassettes. Generally, gels are made from one of two materials: a natural plant-based substance called agarose or an acrylamide-based substance. Agarose are generally limited to use with proteins of larger molecular size and have not been available in pre-cast form until 1997. Polyacrylamide gels are available in pre-cast cassettes or may be prepared by the technician from compounds or premixed preparations. The pre-cast cassette offers the advantages of convenience, efficiency, and reliability and are being used by a growing number of users.

Zaxis' core product is a pre-cast polyacrylamide gel cassette based upon its in-house research utilizing proprietary polymer chain length control ("PCL") technology. The gel cassettes can be used with Zaxis' proprietary electrophoresis devices or with devices of other manufacturers. Zaxis' product line includes electrophoresis systems and components, chemicals, compounds, stains, reagents, chambers, power supplies, computers, scanners, and accessories in addition to gel cassettes. The gel cassettes, chemical compounds and many of the acrylic components are manufactured or assembled by Zaxis in its facility, while the microprocessor components, scanners, power supplies and other system components are manufactured to Zaxis' specifications by other companies.

In its initial pre-cast gel product line introduction in 1995, the Company was not able to gain any significant market share due to production quality variances and a novel application method proprietary to Zaxis' products, which was thought to be a selling advantage but proved not to be. In March 1997, under the direction of a new management team, the poly-acrylamide product line was removed from market except for continued shipments to existing customers, and an extensive re-design of the product was undertaken. An advanced formulation of the basic product line was introduced to Beta-site testing in December 1997, and test-user responses have been encouraging. In several instances, testers have started placing orders on a repeat basis, and all of the Company's existing distribution sources for the product have accepted the re-designed product into their inventory to replace the prior version. Based on the re-designed product line, discussions are being conducted with additional potential distributors for the line.

Zaxis developed and sells a lipoprotein assay system, consisting of a poly-gradient electrophoresis gel, electrophoresis processing equipment, reagents, gel scanner, computer software and hardware. The system measures the relative percentages of High Density and Low Density Lipoproteins (HDL and LDL) in human blood serum in a single test from single samples. Within the general categories of HDL and LDL are subfractions variously designated as Very Low Density Lipoprotein, LDL 1, 2 and 3 and HDL 1,2 and 3. The Zaxis system obtains its measurement by separating the subfractions and then programatically computing the totals of the components, rather than simply measuring the two masses of LDL and HDL, as competing systems do. The system was granted FDA marketing approval in September 1996 on the basis that it provided measurements in terms of total LDL and HDL equivalent to other systems already approved. The lipoprotein subfractions measurements unique to the Zaxis system were not part of the FDA clearance for clinical marketing purposes, but are the subject of ongoing research by the Zaxis research and development staff and by outside researchers who have purchased the Zaxis system. In December 1996, the Company was granted a patent for the poly-gradient gel component of the system

The Company has been marketing the lipoprotein assay system to researchers since March 1996. In late 1996, the Company began selling lipoprotein gels and reagent kits separately, to researchers who had not purchased the systems. The Company has not actively pursued the clinical market yet because it does not currently possess the staff and marketing resources to do so. Sales of the system and supplies of lipoprotein gels for use in the system continue to be made to researchers who learn of the product through researcher channels of information.

The Company has successfully designed and produced a long-life, full-sized pre-cast gel for use in DNA sequencing and has received satisfactory reports on prototype gels placed for Beta-testing with several companies that manufacture or market DNA sequencing instruments and supplies. Based on the performance of the new product line, discussions are being conducted with potential distributors for the line. The Company believes that at this time its pre-cast DNA sequencing gel will be the only marketed gel to meet all the parameters as required by researchers and fulfilling specifications needed in the DNA sequencing market.

SUPPLIERS

The raw materials and system components that Zaxis uses in its products are readily available from several reliable sources.

CUSTOMERS AND DISTRIBUTION METHODS

Three customers accounted for 59% of sales and seven customers accounted for 84% of sales in 1997. Two customers accounted for 46% of sales in 1996. The three largest customers in 1997 were OEM accounts. Three of the seven largest customers sell Zaxis products under the Zaxis brand label. The Company sells directly to research, educational and medical institutions under the Zaxis brand.

PATENTS, TRADEMARKS, AGREEMENTS

 In addition to the December 1996 patent on the poly-gradient gel, the Company has patents on its electrophoresis device, a cassette and a cassette component. The Company has three patent applications pending, including one on the DNA product that is slated for market introduction in 1998. The Company has U.S. trademarks covering "Zaxis - A New Dimension In Technology" and the term "Z-Gel." In addition, Zaxis relies on trade secrets and proprietary knowledge. There can be no assurance that patents will not be challenged or breached or that confidentiality agreements will not be breached.


Zaxis owns the software for its Lipoprotein Fractionation System, LFS, and grants limited, non-exclusive rights to the use of the software by its customers who purchase the Lipoprotein Fractionation System.

GOVERNMENTAL REGULATIONS


The Zaxis manufacturing plant is a registered FDA facility and is subject to FDA regulation, including audit and review for compliance with agency rules. The Company believes it is in compliance with the FDA regulations. The facility has not been audited and the Company has not received notice of any planned or pending audits. As a result of the award of a Governmental Services Agency contract, which became effective April 1, 1998, the Company is subject to routine audits of GSA vendors.

RESEARCH AND DEVELOPMENT

Research and development costs were $126,940 in 1997 and $167,328 in 1996. None of the expenses were borne by customers.

ENVIRONMENTAL LAWS

Zaxis has not incurred any costs specifically for compliance with environmental laws and does not anticipate any material costs solely for this purpose. The Company is subject to routine hazardous materials handling rules of the Environmental Protection Agency, if and when such materials are employed in a manufacturing process.

EMPLOYEES

Zaxis has 20 full time employees. In addition, the Company utilizes outside consultants and, on occasion, temporary help on a contract basis.

The Company believes it has good relations with its employees and has experienced no strikes or work stoppages.

ITEM 2.   DESCRIPTION OF PROPERTY.

Zaxis' operations are conducted in a facility consisting of a 19,800-square-foot building in Hudson, Ohio, which is rented under a lease expiring October 31, 1998. The building is approximately seven years old, is in good condition and is sufficient for currently anticipated needs of the Company for at least three years. The building has been offered to the Company by an agent for the owner for purchase by the Company but no decision has been made concerning whether to pursue this offer.

ITEM 3.   LEGAL PROCEEDINGS.

None other than routine litigation incidental to the business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market at present in the United States or elsewhere for International's common stock. Over-the-counter trading volume is reported by NASD through its "Bulletin Board" system Trading was light during 1997 but increased gradually as the year progressed. There were some more than 2,500 holders of record of International common stock at the end of the first quarter 1998, including holders of InFerGene and Zaxis shares who have yet to exchange their shares for International shares. No cash dividends have been declared on the common stock and none are currently anticipated. The high and low bid prices quoted for each quarter during the last two fiscal years are presented below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

           Quarter Ended                     High       Low
           ------------------                ----      ----
           March 31, 1996                    6.00      3.00
           June 30, 1996                     6.00      4.75
           September 30, 1996                3.75      1.75
           December 31, 1996                 5.50      1.75
           March 31, 1997                    3.25      1.50
           June 30, 1997                     1.75      1.375
           September 30, 1997                2.00      1.50
           December 31, 1997                 1.875      .56

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $274,539 in 1997, down $176,026 from $451,000, or 39 percent from 1996. New distributors added in late 1995 and early 1996, with initial stocking orders, accounted for an $180,000 sales increase in 1996. Due to the withdrawal of the pre-cast protein gel line from the new sales market in March of 1997, as discussed in Item 1, Business of the Issuer, no new distribution sources were developed in 1997, and sales through existing distribution sources were flat or declining. The first sale of the DNA Sequencing pre-cast gel occurred in January 1997 at a testing-quantity level.

Cost of goods sold exceeded sales in both 1997 and 1996. Production capacity, built in 1996 in anticipation of rapid sales growth, is greater than sales volumes achieved, causing inefficient application of labor and overhead. In March of 1997, the Company took delivery on a custom-designed automated product packaging system for protein gels. In addition, the Company incurred significant additional costs through a regimented in-house product-testing protocol designed to perfect the re-designed protein gel before it was offered for sale or even offered to Beta-site testers.

Total operating expenses after cost of goods sold were reduced by $1,023,945 or 55%, to $807,866 in 1997 from $1,831,751 in 1996. General and Administrative expenses were reduced by $405,154, or 44%, to $509,992 in 1997 from $915,146 in 1996. Reductions in general and administrative staff accounted for $275,975, or 68%, of the decrease. Selling expenses, including sales salaries, advertising, promotion and travel expenses, were reduced by $408,530, or 70%, to $170,934 in 1997 compared to $579,465 in 1996. Research and Development expenses decreased by $40,388, or 24%, to $126,940 in 1997 compared to $167,328 in 1996.


FINANCIAL CONDITION AND LIQUIDITY

The Company used $992,009 in operations in 1997, compared with $1,902,000 in 1996, and $31,834 for equipment and patent expenditures in 1997, compared with $153,000 in 1996. Proceeds from sales of common stock, including shares sold in connection with the exercise of warrants, of $561,410 and notes payable (mainly notes with common stock warrants) of $1,177,590 provided the cash for these uses. At December 31, 1997, current liabilities exceeded current assets by $216,297, and total liabilities exceeded total assets by $1,362,454. The Company is reliant upon investors to provide funds for operations and is working to maintain in 1998 steady relations with creditors while it strives to improve sales volume and demonstrate that the Company can be successful.

To achieve this, the Company in 1997 re-designed its core market-entry product, the pre-cast poly-acrylamide protein gel, as discussed above, and completed research and development on its long-lived, pre-cast DNA sequencing gel. The Company also continues to acquire additional research customers for its lipoprotein assay system or components at a slow, word-of-mouth rate.

Management believes that the core product and the DNA sequencing product can provide sufficient sales revenue to bring the Company to profitability if firm contracts can be negotiated during 1998. Management also believes that the lipoprotein assay system represents a significant technological improvement over existing cardiac disease diagnostic systems and can be a profitable future source of revenues. There can be no assurance, however that the Company will be successful in obtaining the necessary contracts and commitments from distributors and potential partners to achieve profitable operations. If the Company is successful in obtaining the necessary contracts, then the Company will require additional capital investment for production capacity and additional production staff.

During 1997 the Company relied upon investor financing to sustain on-going operations, research and development. Sources of these investments were largely directors of the corporation, and their affiliated business interests, and prior investors who made additional commitments of funds through two-year convertible notes. The Company continues to rely upon these predominant sources of funding. Discussions have been conducted with potential new investors for long-term debt or equity funding, but to date no transaction has been completed. The Company will necessarily be reliant upon such sources of funding until the marketing of the principal products can be brought to a level sufficient to support the operating requirements of the Company.

YEAR 2000 TECHNOLOGY

The Company currently is analyzing its proprietary computer programming to determine whether it will experience a Year 2000 technology problem. The Company's general operating programs that are known to be date-sensitive are off-the-shelf software for which the originators, all of whom are major suppliers, can reasonably be expected to provide updated programming and for which the Company is committed to upgrade. Most of the general programs now in use by the Company already run in a Year 2000 acceptable mode.

ITEM 7.   FINANCIAL STATEMENTS.


Financial statements of the Registrant and the reports of independent auditors thereon are included on the following pages.

                                                               Pages
                                                               -----

Reports of Independent Auditors
Balance Sheets
Statements of Operations
Statement of Changes in Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. At the 1997 Shareholder meeting, shareholders affirmed the re-appointment of Ernst & Young L.P. as auditors for the year ended December 31, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item will be incorporated by reference from the Registrant's definitive proxy statement or will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than April 30, 1998.

ITEM 10.   EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from the Registrant's definitive proxy statement or will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than April 30, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be incorporated by reference from the Registrant's definitive proxy statement or will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than April 30, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be incorporated by reference from the Registrant's definitive proxy statement or will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than April 30, 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits


    Exhibit
    Number                       Description
    ------                       -----------

       3(i) Certificate of Incorporation (Exhibit 3(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, File Number 0-15476, incorporated herein by reference).

       3(ii) By-laws Certificate of Incorporation (Exhibit 3(ii) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, File Number 0-15476, incorporated herein by reference).

       10               Material Contracts.

       (a) Promissory Notes to Directors and Other Investors (Exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996, File Number 0-15476, incorporated herein by reference).

       (b) Financing and Shareholder Agreement (Exhibit 10 to the Company's Current Report on Form 8-K dated February 5, 1997, File Number 0-15476, incorporated herein by reference).

       21 List of Subsidiaries (Exhibit 21 to the Company's Annual Report on Form 10 KSB for the year ended December 31, 1996, File No. 0-15476, incorporated herein by reference.)

       27               Financial Data Schedule


(b) Reports on Form 8-K

      None

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 1998                          Zaxis International Inc.

                                                   /s/ Conaly Wm. Bedell
                                              By:
                                                 ------------------------------
                                              Conaly Wm. Bedell, President
                                              and Chief  Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures                           Title                                      Date
----------                           -----                                      ----

/s/ Conaly Bedell                    Director, Chairman of the Board            April 15, 1998
-------------------------
Conaly Bedell

/s/ Leonard Duval                    Director                                   April 15, 1998
-------------------------
Leonard Duval


                                     Director                                   April 15, 1998
-------------------------
Craig Jones

/s/ Alan Scott                       Director                                   April 15, 1998
-------------------------
Alan Scott


                                     Director                                   April 15, 1998
-------------------------
Calvin D. Wible


/s/ Sharon Killinger
-------------------------
Sharon Killinger                     Accounting Department Manager              April 15, 1998
                                     (Principal Accounting Officer)

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  COMMON STOCK
                                                           -------------------------    ADDITIONAL
                                                            NUMBER OF      STATED OR      PAID-IN      DEFERRED      ACCUMULATED
                                                              SHARES       PAR VALUE      CAPITAL    COMPENSATION      DEFICIT
                                                           -----------    -----------   -----------  ------------    -----------

Balance at January 1, 1995                                  3,402,648      1,945,162              -            -      (1,773,146)

Shares issued for cash prior to merger                         25,913         77,739

Additional shares issued to certain investors                 229,184        338,734                                    (338,734)
                                                            ---------     ----------    -----------    ---------    -------------

                                                            3,657,745      2,361,635              -            -      (2,111,880)

Transactions in conjunction with merger:
  Conversion of Zaxis Inc. to
      Zaxis International Inc.                               (527,850)    (2,330,336)     2,330,268
  Zaxis International Inc. shares outstanding                 578,808          5,788         (5,788)
                                                            ---------     ----------    -----------    ---------    -------------


                                                            3,708,703         37,087      2,324,480            -      (2,111,880)
Shares issued in private placement,
      net of expenses                                       1,176,148         11,761      1,412,214

Shares issued upon exercise of
      Class A warrants                                         17,895            179         40,084

Stock option grants                                                                         375,853      (59,375)

Net loss - 1995                                                                                                       (1,728,918)
                                                            ---------     ----------    -----------    ---------    -------------

Balance at December 31, 1995                                4,902,746       $ 49,027    $ 4,152,631    $ (59,375)   $ (3,840,798)

Shares issued upon exercise of
       Class A warrants                                       465,743          4,657      1,043,267

Sales of shares                                                69,530            696        225,917

Stock option grants, net of recissions                                                      (17,275)      28,507

 Net loss - 1996                                                                                                      (2,204,615)
                                                            ---------     ----------    -----------    ---------    -------------

 Balance at December 31, 1996                               5,438,019       $ 54,380    $ 5,404,540    $ (30,868)   $ (6,045,413)

Sales of shares - unaudited                                   280,081          2,801        558,609

1996 Sales of shares not in Y/E numbers - unaudited             6,418             64            (64)

Stock option grants, net of recissions - unaudited                                          (25,252)      30,868

 Net loss - 1997 - unaudited                                                                                          (1,312,119)
                                                            ---------     ----------    -----------    ---------    -------------

 Balance at December 31, 1997 - unaudited                   5,724,518       $ 57,245    $ 5,937,833    $       -    $ (7,357,532)
                                                            =========     ==========    ===========    =========    =============

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             TWELVE MONTHS ENDED
                                                                  DECEMBER 31
                                                      -----------------------------------
                                                           1997                 1996
                                                      ---------------     ---------------
                                                       (UNAUDITED)

Net sales                                               $   274,539         $   450,566

Cost of goods sold                                          686,892             805,918

Selling, general and administrative expenses                807,866           1,831,751
                                                        -----------         -----------

             Loss from operations                        (1,220,219)         (2,187,103)

Other income (expense):
  Interest income                                             1,984               7,572
  Miscellaneous income                                          400               1,317
  Interest expense                                          (94,283)            (26,401)
                                                        -----------         -----------

             Total other income (expense)                   (91,899)            (17,512)
                                                        -----------         -----------

             Net loss                                   $(1,312,119)        $(2,204,615)
                                                        ===========         ===========

Net loss per common share
              Basic                                     $     (0.23)        $     (0.41)
                                                        ===========         ===========
              Diluted                                   $     (0.23)        $     (0.41)
                                                        ===========         ===========

Weighted average number of shares outstanding
             Basic                                        5,608,998           5,368,898
                                                        ===========         ===========
             Diluted                                      5,608,998           5,368,898
                                                        ===========         ===========


See notes to consolidated financial statements

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------                               DECEMBER 31        DECEMBER 31,
                                                                             1997                1996
                                                                         -------------       ------------
                                                                          (Unaudited)
CURRENT ASSETS:
      Cash                                                                $    81,410         $     1,090
      Restricted cash                                                     $         -         $   100,000
      Accounts receivable, net                                                 39,071              42,468
      Inventory                                                                76,320             139,209
      Prepaid expenses and other                                               16,908              43,928
                                                                          -----------         -----------
                   Total current assets                                       213,709             326,695
PROPERTY AND EQUIPMENT:
      Machinery and equipment                                                 353,461             276,250
      Office equipment                                                        189,117             190,369
      Leasehold improvements                                                   86,992              86,992
                                                                          -----------         -----------
                                                                              629,570             553,611
      Less accumulated depreciation                                           289,610             184,852
                                                                          -----------         -----------
                                                                              339,960             368,759
OTHER ASSETS:
      Patent costs                                                             41,853              33,125
      Organization costs                                                        2,764               5,132
                                                                          -----------         -----------
                                                                               44,617              38,257
                                                                          -----------         -----------

                   TOTAL ASSETS                                           $   598,285         $   733,711
                                                                          ===========         ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
      Current portion of lease obligations                                $    10,238         $     1,516
       Bank loan payable                                                  $         -         $   100,000
       Notes Payable to directors                                         $   612,020         $   141,340
      Notes payable                                                           138,000             464,000
      Accounts payable                                                        430,513             551,623
      Accrued expenses                                                        222,327              92,593
                                                                          -----------         -----------
                   Total current liabilities                                1,413,098           1,351,072

  LONG TERM LIABILITIES:
        Capitalized lease obligations                                          38,763
        Notes Payable                                                         251,289
         Notes Payable to directors                                           257,590
                                                                          -----------
                   Total long term liabilities                                547,642

STOCKHOLDERS' EQUITY:
      Common stock                                                             57,245              54,380
        $.01 par value, 12,000,000 shares authorized,
             5,438,019 and 5,724,518 shares issued and outstanding
      Additional paid-in capital                                            5,937,833           5,404,540
      Deferred compensation                                                         -             (30,868)
      Accumulated deficit                                                  (7,357,532)         (6,045,413)
                                                                          -----------         -----------
                   Total stockholders' equity                              (1,362,454)           (617,361)
                                                                          -----------         -----------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   598,285         $   733,711
                                                                          ===========         ===========

See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                             TWELVE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                      ---------------------------------
                                                                           1997                 1996
                                                                      -------------         -----------
                                                                       (Unaudited)
OPERATING ACTIVITIES:
Net loss                                                               $(1,312,119)        $(2,204,615)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                                          112,523              97,289
    Compensation due to stock option grants                                  5,616              11,232
    Changes in operating assets and liabilities:
      Restricted cash                                                      100,000             (74,985)
      Accounts receivable                                                    3,397              11,888
      Inventory and prepaid expenses                                        89,950              11,502
      Accounts payable and accrued expenses                                  8,624             245,442
                                                                       -----------         -----------

           Cash used in operating activities                              (992,009)         (1,902,247)

 INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (18,092)           (142,770)
  Patent cost expenditures                                                 (13,742)            (10,496)
                                                                       -----------         -----------

           Cash used in investing activities                               (31,834)           (153,266)

FINANCING ACTIVITIES:
  Proceeds from sales of common stock and exercise of warrants             561,410           1,274,537
  Proceeds from notes payable and bank loan payable                        553,559             680,325
  Payments on capital lease obligations                                    (10,806)             (8,818)
                                                                       -----------         -----------

           Cash provided by financing activities                         1,104,163           1,946,044
                                                                       -----------         -----------

Increase in cash                                                            80,320            (109,469)
Cash at beginning of period                                                  1,090             110,559
                                                                       -----------         -----------

Cash at end of period                                                  $    81,410         $     1,090
                                                                       ===========         ===========


Non cash transactions:
           Capital lease                                                    57,867
           Notes converted to stock                                        369,000

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 THE INFORMATION SUBSEQUENT TO 1996 IS UNAUDITED

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

2. NATURE OF OPERATIONS AND LIQUIDITY

Zaxis manufactures and sells products for use in electrophoresis, an electrochemical process used to analyze genetic material and its components such as proteins and RNA. The products include testing media, primarily in the form of precast poly-achrylamide gel cassettes, electrophoresis chambers, chemical compounds and reagents. The Company also sells equipment manufactured to its specifications for use in performing electrophoresis, such as power supplies, and in the analysis and quantification of electrophoresis results, including computer systems and automated scanners. The Company sells its products directly to institutions operating research laboratories and to distributors who market the Company's products under the Zaxis name or their private labels. The Company's blood serum lipoprotein assay system is marketed directly to research laboratories. The system was granted clearance to be marketed for clinical use by the Food and Drug Administration in September 1996.


The Company was primarily engaged in research and development activities from 1989 until 1994. In 1994, the Company moved into its present office and manufacturing facilities and began selling certain products, finalizing product planning and design, developing its computerized manufacturing process, and setting marketing and distribution plans. In 1995, a private placement of units consisting of common stock and two series of common stock warrants was completed, resulting in net proceeds of $1,424,000. The proceeds were used to complete the projects started in 1994, continue research activities and provide funds during the startup of product manufacturing and marketing. During 1996, the Company obtained financing totaling $1,955,000 from sales of common stock and notes which was primarily used to fund operations as the Company sought to establish marketing arrangements for its products.


In February 1997, the Company entered into a Financing and Shareholder Agreement with MML Management Limited, an Australia-based investment firm ("MML"). The agreement provided initial funds of $65,000 under a one-year note and additional financing over the next year of up to $1.2 million, contingent upon the occurrence of certain events. The events which MML agreed would initiate additional financing, other than obtaining investments under the private placement, have not occurred. These events included the obtaining of new purchase orders from certain prospective customers by certain dates. However, MML and affiliated entities did provide a total of $857,590 in funding to the Company in 1997, of which $90,000 was for stock purchases and the remainder of which was convertible debt.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

 .

Zaxis incurred losses of $1,312,000 in 1997 and $2,205,000 in 1996. The Company does not expect to, generate sufficient sales volume with its existing customer base to support the cost of operations in the next year and is attempting to strengthen its customer base in several ways. Principal efforts include aggressive pursuit of additional private label distributors for the Company's protein electrophoresis products, prototype testing of its precast DNA Sequencing product with several leading instrument manufacturers with the intent of obtaining exclusive supply contracts or joint ventures, and pursuit of partnering arrangements with clinical device system or components thereof.cal companies for its lipoprotein assay

MML Management Ltd. continues to be committed to the success of the Company and currently is negotiating for additional long-term debt or equity infusions through affiliates and associates of MML. There can be no assurance that MML will be successful in its efforts nor that the Company will be able to strengthen its customer base and generate sufficient sales volume to meet or exceed the costs of operation. These conditions raise substantial doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the financial statements.

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

                                                              Estimated
                              Asset                          Useful Life
                              -----                          -----------

                      Leasehold improvements                      5
                      Machinery and equipment                   5 - 10
                      Office equipment                          5 - 7

Depreciation expense including depreciation of capitalized leases charged to operations was $105,140 and $91,424 for 1997 and 1996, respectively.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

Asset Impairment

The company adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires companies to review certain assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, in which case the asset generally would be written down to fair value. The adoption of this standard did not affect the Company's results of operations, financial position or liquidity.

INTANGIBLES

Patent costs are amortized over the life of the patents. Amortization expense was $5,013 and $3,495 for 1997 and 1996, respectively, and accumulated amortization was $11,411 at December 31, 1997.

Organization costs are amortized over five years. Accumulated amortization was $9,081 and $6,712 at December 31, 1997 and 1996, respectively.


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


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's accounts receivable, short-term and long-term debt approximate their fair value.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs were approximately $127,000 and $146,000 for 1997 and 1996, respectively.

STOCK COMPENSATION

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for employee stock options which allows for an element of compensation cost to be charged to earnings on an annual basis. Statement No. 123 also permits entities to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" which may result in no compensation cost being recognized. As permitted by the Statement, the Company has elected to continue to account for its employee stock compensation under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, while providing pro forma disclosures of net loss as if the fair value based method had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the fair market value of a share of common stock at the grant date over the amount an employee must pay to acquire the stock. The effect of adopting this statement results in pro forma net loss that is not materially different from amounts reported.


                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


ADVERTISING COSTS

Advertising costs are expensed when incurred. Advertising expense amounted to $4,601 in 1997 and $131,355 in 1996.

NEW ACCOUNTING PRONOUNCEMENTS

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128, "Earnings per Share," which simplifies the standards for computing earnings per share and makes them comparable to international standards. Under the new requirements, basic earnings per share approximates previously reported earnings per share, and diluted earnings per share takes into account the effect on average common shares of stock options if dilutive. The statement was adopted in December, 1997 and earnings per share for all prior periods presented have been restated.

4. BANK LOAN AND NOTES PAYABLE



5. DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) plan for substantially all employees. Company contributions are at the discretion of management. There were no Company contributions under the plan in 1997 or 1996.

6. LEASE OBLIGATIONS





                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


7. CAPITAL STOCK TRANSACTIONS



8. INCOME TAXES






                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                                                 1996               1995
                                                 ----               ----
9. STOCK OPTIONS AND WARRANTS:


                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



10. MAJOR CUSTOMERS

Two customers accounted for 46% of sales in 1996 and four customer accounted for 62% of sales in 1995. Since the Company will not be able to cover its operating costs unless the customer base is increased, the loss of either of the major 1996 customers would not have a material adverse effect on the Company.