Form 10KSB/A
period 1997-12-31
ZAXIS INTERNATIONAL INC
filed 1998-06-11
CIK 797542

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1997

                            ZAXIS INTERNATIONAL INC.
                 (Name of Small Business Issuer in Its Charter)

       Delaware                   0-15476                68-0080601
(State of Incorporation)       (Commission     (IRS Employer Identification No.)
                               File Number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $276,923.


The aggregate market value of the voting stock held by non-affiliates was $4,151,694 based on the average of the bid and asked prices on April 13, 1998 ($.72). Officers and directors are considered affiliates for purposes of this calculation. The bid and asked prices are based on a small volume of infrequent trading in the stock.


As of March 31, 1998, there were 5,766,242 shares of common stock outstanding.

Transitional Small Business Disclosure Format.  Yes[ ] No[X]

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Issuer's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which the Issuer has filed, are incorporated by reference into
Part III.

Page 1 of  20 pages. Exhibit index is located on page 8.

                                     PART 1

ITEM 1.   DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Zaxis International Inc. ("International") is a holding company which operates its business through its wholly-owned subsidiary, Zaxis Inc. ("Zaxis"). Zaxis was incorporated in Ohio in 1989. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company ("InFerGene") and InFerGene changed its name to Zaxis International Inc. InFerGene and its subsidiary were inactive and had no assets or liabilities at the time of the merger. InFerGene was incorporated in Delaware in 1985. For accounting and tax purposes, the merger was treated as a reverse acquisition in which Zaxis acquired International.

Zaxis was founded by Raymond Gesinski, Ph.D., (deceased), and Gregory Bambeck, Ph.D., Director of Research, to develop products for use in life sciences research. Each had backgrounds in genetic research, cardiovascular diagnostic developments, and polymer technology in gene separation applications. In 1994 and 1995, Zaxis implemented a program to develop, manufacture and market a complete product line based on the research of Drs. Gesinski and Bambeck and to continue research and development of related products. During that period, the Company moved into new manufacturing and office facilities, installed automated and computer controlled production equipment, added key management personnel, prepared its lipoprotein testing system for FDA approval, and began establishing marketing arrangements with domestic and foreign distributors. A private placement of common stock and warrants to purchase common stock was completed in the third quarter of 1995, adding capital funds of $1.4 million. In 1996, holders exercised 465,743 Class A Warrants, providing $1,048,000 in additional capital funds and International sold approximately $605,000 in notes with warrants attached in private sales. Of those notes, in 1997, $391,410 were converted to stock. In 1997, renewals and new notes issued under a 9-1/2% and 10% Convertible Note offering totaled $1,213,879. Equity capital in the amount of $170,000 was provided through issuance of common stock.

BUSINESS OF ISSUER

Zaxis manufactures and sells products used in an electrochemical process known as electrophoresis which is used in more than 55,000 laboratories world wide in applications for the separation and identification of genes (e.g., DNA) and gene products (e.g., RNA, proteins). A variety of techniques, formats, materials, compounds, equipment and devices are employed in electrophoresis, and Zaxis' catalog includes products for virtually all of these needs. Zaxis' research and marketing direction is focused on the consumables segment of the electrophoresis market, predominately on pre-cast gels.

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


The usefulness of the information from electrophoresis depends on the clarity and consistency of the results (or resolution) which is dependent upon a variety of factors, including consistency of manufacturing materials and methods for the devices, chemicals and gels. Gels can be compounded and polymerized in the end user's laboratory by technicians or supplied in precast form in plastic or glass cassettes. Generally, gels are made from one of two materials: a natural plant-based substance called agarose or an acrylamide-based substance. Agarose gels are generally limited to use with proteins of larger molecular size and have not been available in pre-cast form until 1997. Polyacrylamide gels are available in precast cassettes or may be prepared by the technician from compounds or premixed preparations. The precast cassette offers the advantages of convenience, efficiency, and reliability and are being used by a growing number of users.


Zaxis' core product is a precast polyacrylamide gel cassette based upon its in-house research utilizing proprietary polymer chain length control ("PCL") technology. The gel cassettes can be used with Zaxis' proprietary electrophoresis devices or with devices of other manufacturers. Zaxis' product line includes electrophoresis systems and components, chemicals, compounds, stains, reagents, chambers, power supplies, computers, scanners, and accessories in addition to gel cassettes. The gel cassettes, chemical compounds and many of the acrylic components are manufactured or assembled by Zaxis in its facility, while the microprocessor components, scanners, power supplies and other system components are manufactured to Zaxis' specifications by other companies.

In its initial pre-cast gel product line introduction in 1995, the Company was not able to gain any significant market share due to production quality variances and a novel application method proprietary to Zaxis' products, which was thought to be a selling advantage, but proved not to be. In March 1997, under the direction of a new management team, the poly-acrylamide product line was removed from market except for continued shipments to existing customers, and an extensive re-design of the product was undertaken. An advanced formulation of the basic product line was introduced to Beta-site testing in December 1997, and test-user responses have been encouraging. In several instances, testers have started placing orders on a repeat basis, and all of the Company's existing distribution sources for the product have accepted the re-designed product into their inventory to replace the prior version. Based on the re-designed product line, discussions are being conducted with additional potential distributors for the line.

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

CUSTOMERS AND DISTRIBUTION METHODS

Three customers accounted for 69% of sales and seven customers accounted for 84% of sales in 1997. Two customers accounted for 46% of sales in 1996. The three largest customers in 1997 were OEM accounts. Three of the seven largest customers sell Zaxis products under the Zaxis brand label. The Company sells directly to research, educational and medical institutions under the Zaxis brand.

PATENTS, TRADEMARKS, AGREEMENTS

In addition to the December 1996 patent on the poly-gradient gel, the Company has patents on its electrophoresis device, a cassette and a cassette component. The Company has three patent- applications pending, including one on the DNA product that is slated for market introduction in 1998. The Company has U.S. trademarks covering "Zaxis - A New Dimension In Technology" and the term "Z-Gel." In addition, Zaxis relies on trade secrets and proprietary knowledge. There can be no assurance that patents will not be challenged or breached or that confidentiality agreements will not be breached.


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


RESEARCH AND DEVELOPMENT

Research and development costs were approximately $126,940 in 1997 and $167,328 in 1996. None of the expenses were borne by customers.

ENVIRONMENTAL LAWS

Zaxis has not incurred any costs specifically for compliance with environmental laws and does not anticipate any material costs solely for this purpose. The Company is subject to routine hazardous materials handling rules of the Environmental Protection Agency, if and when such materials are employed in a manufacturing process.

EMPLOYEES

Zaxis has 18 full time employees. In addition, the Company utilizes outside consultants and, on occasion, temporary help on a contract basis.

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

           Quarter Ended                    High      Low
           -------------                    ----      ---

           March 31, 1996                  $ 6.00    $ 3.00
           June 30, 1996                     6.00      4.75
           September 30, 1996                3.75      1.75
           December 31, 1996                 5.50      1.75
           March 31, 1997                    3.25      1.50
           June 30, 1997                     1.75      1.375
           September 30, 1997                2.00      1.50
           December 31, 1997                 1.875      .56

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

Total operating expenses after cost of goods sold were reduced by $846,072 or 51%, to $815,866 in 1997 from $1,661,938 in 1996. General and Administrative expenses were reduced by $397,154, or 43%, to $517,992 in 1997 from $915,146 in 1996. Reductions in general and administrative staff accounted for $275,975, or 68%, of the decrease. Selling expenses, including sales salaries, advertising, promotion and travel expenses were reduced by $408,530, or 70%, to $170,934 in 1997 compared to $579,465 in 1996. Research and Development expenses decreased by $40,388, or 24%, to $126,940 in 1997 compared to $167,328 in 1996.

FINANCIAL CONDITION AND LIQUIDITY

The Company used $992,009 in operations in 1997 compared with $1,902,247 in 1996, and $31,834 for equipment and patent expenditures in 1997 compared with $153,266 in 1996. Proceeds from sales of common stock of $561,410 and notes payable (mainly notes with common stock warrants) of $553,559 provided the cash for these uses. At December 31, 1997, current liabilities exceeded current assets by $1,199,389, and total liabilities exceeded total assets by $1,362,454. The Company is reliant upon investors to provide funds for operations and is working to maintain in 1998 steady relations with creditors while it strives to improve sales volume and demonstrate that the Company can be successful.

To achieve this, the Company in 1997 re-designed its core market-entry product, the pre-cast poly-acrylamide protein gel, as discussed above, and completed research and development on its long-lived, pre-cast DNA sequencing gel. The Company also continues to acquire additional research customers for its lipoprotein assay system or components at a slow, word-of-mouth rate.

Management believes that the core product and the DNA sequencing product can provide sufficient sales revenue to bring the Company to profitability if firm contracts can be negotiated during 1998. Management also believes that the lipoprotein assay system represents a significant technological improvement over existing cardiac disease diagnostic systems and can be a profitable future source of revenues. There can be no assurance, however, that the Company will be successful in obtaining the necessary contracts and commitments from distributors and potential partners to achieve profitable operations. If the Company is successful in obtaining the necessary contracts, then the Company will require additional capital investment for production capacity and additional production staff.

During 1997, the Company relied upon investor financing to sustain on-going operations, research and development. Sources of these investments were largely directors of the corporation, and their affiliated business interests, and prior investors who made additional commitments of funds through two-year convertible notes. The Company continues to rely upon these sources of funding. Discussions have been conducted with potential new investors for long-term debt or equity funding, but to date no transaction has been completed. The Company will necessarily be reliant upon such sources of funding until the marketing of the principal products can be brought to a level sufficient to support the operating requirements of the Company.

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

ITEM 7.   FINANCIAL STATEMENTS.


Financial statements of the Registrant and the reports of independent auditors thereon are included on the following pages.

                                                            Pages
                                                            -----

Reports of Independent Auditors                               10
Balance Sheets                                                11
Statements of Operations                                      12
Statement of Changes in Stockholders' Equity                  13
Statements of Cash Flows                                      14
Notes to Financial Statements                                 15 - 20


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement that has been filed as an amendment to this Form 10-KSB under cover of Form 8.

ITEM 10.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement that has been filed as an amendment to this Form 10-KSB under cover of Form 8.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement that has been filed as an amendment to this Form 10-KSB under cover of Form 8.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement that has been filed as an amendment to this Form 10-KSB under cover of Form 8.

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

   4 Instruments defining the rights of security holders, including debentures.

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

     (c) 9 1/2% Convertible Note issued to directors and other investors and related Class Z1 and Class Z2 Warrants

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

Date: June 5, 1998                               Zaxis International Inc.

                                                 By:/S/ CONALY BEDELL
                                                    ---------------------------
                                                 Conaly Wm. Bedell, President
                                                 and Chief  Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures                           Title                                      Date
----------                           -----                                      ----

/S/CONALY BEDELL
--------------------------
Conaly Bedell                        Director, Chairman of the Board            June 5, 1998

/S/LEONARD DUVAL
--------------------------
Leonard Duval                        Director                                   June 5, 1998

/S/CRAIG JONES
--------------------------
Craig Jones                          Director                                   June 5, 1998

/S/ALAN SCOTT
--------------------------
Alan Scott                           Director                                   June 5, 1998

/S/CALVIN D. WIBLE
--------------------------
Calvin D. Wible                      Director                                   June 5, 1998

/S/SHARON KILLINGER
--------------------------           Accounting Department Manager              June 5, 1998
Sharon Killinger                     (Principal Accounting Officer)

                         Report of Independent Auditors



The Board of Directors and Stockholders
Zaxis International Inc.



We have audited the accompanying consolidated balance sheets of Zaxis International Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zaxis International Inc. and Subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has liabilities in excess of total assets and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Cleveland, Ohio

May 11, 1998

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                         DECEMBER 31        DECEMBER 31,
                                                                            1997               1996
                                                                        -------------      -------------

CURRENT ASSETS:
      Cash                                                               $    81,410        $     1,090
      Restricted cash                                                              -            100,000
      Accounts receivable, net                                                39,071             42,468
      Inventory                                                               76,320            139,209
      Prepaid expenses and other                                              16,908             43,928
                                                                         -----------        -----------
                   Total current assets                                      213,709            326,695
PROPERTY AND EQUIPMENT:
      Machinery and equipment                                                353,461            276,250
      Office equipment                                                       189,117            190,369
      Leasehold improvements                                                  86,992             86,992
                                                                         -----------        -----------
                                                                             629,570            553,611
      Less accumulated depreciation                                          289,610            184,852
                                                                         -----------        -----------
                                                                             339,960            368,759
OTHER ASSETS:
      Patent costs                                                            41,853             33,125
      Organization costs                                                       2,764              5,132
                                                                         -----------        -----------
                                                                              44,617             38,257
                                                                         -----------        -----------

                   TOTAL ASSETS                                          $   598,285        $   733,711
                                                                         ===========        ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

CURRENT LIABILITIES:
      Current portion of lease obligations                               $    10,238        $     1,516
      Bank loan payable                                                            -            100,000
      Notes Payable to directors                                              92,020            141,340
      Notes payable                                                          118,000            464,000
      Accounts payable                                                       430,513            551,623
      Accrued expenses                                                       222,327             92,593
                                                                         -----------        -----------
                   Total current liabilities                                 873,098          1,351,072

  LONG TERM LIABILITIES:
        Capitalized lease obligations                                         38,763
        Notes Payable                                                        271,289
         Notes Payable to directors                                          777,590
                                                                         -----------
                   Total long term liabilities                             1,087,642

STOCKHOLDERS' DEFICIENCY:
      Common stock                                                            57,450             54,380
        $.01 par value, 12,000,000 shares authorized,
             5,744,991 and 5,438,019 shares issued and outstanding
      Additional paid-in capital                                           5,945,774          5,404,540
      Deferred compensation                                                        -            (30,868)
      Accumulated deficit                                                 (7,365,678)        (6,045,413)
                                                                         -----------        -----------
                   Total stockholders' deficiency                         (1,362,455)          (617,361)
                                                                         -----------        -----------
                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $   598,285        $   733,711
                                                                         ===========        ===========

See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            YEARS ENDED
                                                            DECEMBER 31
                                                    ------------------------------
                                                       1997                1996
                                                    -----------        -----------

Net sales                                           $   274,539        $   450,566

Cost of goods sold                                      686,892            805,918

Selling, general and administrative expenses            815,866          1,831,751
                                                    -----------        -----------

             Loss from operations                    (1,228,219)        (2,187,103)

Other income (expense):
  Interest income                                         1,984              7,572
  Miscellaneous income                                      400              1,317
  Interest expense                                      (94,429)           (26,401)
                                                    -----------        -----------

             Total other income (expense)               (92,045)           (17,512)
                                                    -----------        -----------

             Net loss                               $(1,320,265)       $(2,204,615)
                                                    ===========        ===========

Net loss per common share
              Basic                                 $     (0.23)       $     (0.41)
                                                    ===========        ===========
              Diluted                               $     (0.23)       $     (0.41)
                                                    ===========        ===========

Weighted average number of shares outstanding
             Basic                                    5,619,814          5,368,898
                                                    ===========        ===========
             Diluted                                  5,619,814          5,368,898
                                                    ===========        ===========



 See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                   COMMON STOCK
                                           -----------------------------   ADDITIONAL
                                             NUMBER OF       STATED OR       PAID-IN         DEFERRED       ACCUMULATED
                                               SHARES        PAR VALUE       CAPITAL       COMPENSATION      DEFICIT
                                           --------------  -------------  -------------  ---------------  -------------

Balance at January 1, 1996                     4,902,746       $ 49,027    $ 4,152,631       $ (59,375)   $ (3,840,798)

Shares issued upon exercise of
       Class A warrants                          465,743          4,657      1,043,267

Sales of shares                                   69,530            696        225,917

Amortization of deferred compensation                                                           11,232

Forfeiture of unvested stock grants                                            (17,275)         17,275

 Net loss - 1996                                                                                            (2,204,615)
                                           --------------  -------------  -------------  --------------  --------------

 Balance at December 31, 1996                  5,438,019         54,380      5,404,540         (30,868)     (6,045,413)

Sales of shares                                  108,918          1,089        177,932

Shares issued on conversion of notes             198,054          1,981        388,554

Amortization of deferred compensation                                                            5,616

Forfeiture of unvested stock grants                                            (25,252)         25,252

 Net loss - 1997                                                                                            (1,320,265)
                                           --------------  -------------  -------------  --------------  --------------

 Balance at December 31, 1997                  5,744,991       $ 57,450    $ 5,945,774       $       -    $ (7,357,532)
                                           ==============  =============  =============  ==============  ==============

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                          TWELVE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                     --------------------------------
                                                                         1997               1996
                                                                     ------------       -------------
OPERATING ACTIVITIES:
Net loss                                                             $(1,312,119)       $(2,204,615)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                                        112,523             97,289
    Compensation due to stock option grants                                5,616             11,232
    Changes in operating assets and liabilities:
      Restricted cash                                                    100,000            (74,985)
      Accounts receivable                                                  3,397             11,888
      Inventory and prepaid expenses                                      89,950             11,502
      Accounts payable and accrued expenses                                8,624            245,442
                                                                     -----------        -----------

           Cash used in operating activities                            (992,009)        (1,902,247)

 INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (18,092)          (142,770)
  Patent cost expenditures                                               (13,742)           (10,496)
                                                                     -----------        -----------

           Cash used in investing activities                             (31,834)          (153,266)

FINANCING ACTIVITIES:
  Proceeds from sales of common stock                                    170,000          1,274,537
  Proceeds from notes payable and bank loan payable                      944,969            680,325
  Payments on capital lease obligations                                  (10,806)            (8,818)
                                                                     -----------        -----------

           Cash provided by financing activities                       1,104,163          1,946,044
                                                                     -----------        -----------

Increase in cash                                                          80,320           (109,469)
Cash at beginning of period                                                1,090            110,559
                                                                     -----------        -----------

Cash at end of period                                                $    81,410        $     1,090
                                                                     ===========        ===========

Non cash transactions:
           Capital lease                                                  57,867
           Notes converted to stock                                      390,535

Supplemental Information
           Interest paid on notes                                         17,574             12,687

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS AND LIQUIDITY

Zaxis manufactures and sells products for use in electrophoresis, an electrochemical process used to analyze genetic material and its components such as proteins and DNA. The products include testing media, primarily in the form of precast poly-achrylamide gel cassettes, electrophoresis chambers, chemical compounds and reagents. The Company also sells equipment manufactured to its specifications for use in performing electrophoresis, such as power supplies, and in the analysis and quantification of electrophoresis results, including computer systems and automated scanners. The Company sells its products directly to institutions operating research laboratories and to distributors who market the Company's products under the Zaxis name or their private labels. The Company's blood serum lipoprotein assay system is marketed directly to research laboratories. The system was granted clearance to be marketed for clinical use by the Food and Drug Administration in September 1996.


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


In February 1997, the Company entered into a Financing and Shareholder Agreement with MML Management Limited, an Australia-based investment firm ("MML"). The agreement provided initial funds of $65,000 under a one-year note and additional financing over the next year of up to $1.2 million, contingent upon the occurrence of certain events. The initial funds were provided under a one year 9.25% note, collaterallized by accounts receivable and a patent owned by the company. The note was extended when it matured in 1998. The certain events which MML agreed would initiate additional financing, other than obtaining investments under the private placement, have not occurred. These events included the obtaining of new purchase orders from certain prospective customers by certain dates. However, MML and affiliated entities did provide a total of $857,590 in funding to the Company in 1997, of which $90,000 was for stock purchases and the remainder of which was convertible debt.

Zaxis incurred losses of $1,320,000 in 1997 and $2,205,000 in 1996. The Company does not expect to generate sufficient sales volume with its existing customer base to support the cost of operations in the next year and is attempting to strengthen its customer base in several ways. Principal efforts include aggressive pursuit of additional private label distributors for the Company's protein electrophoresis products, prototype testing of its precast DNA Sequencing product with several leading instrument manufacturers with the intent of obtaining exclusive supply contracts or joint ventures, and pursuit of arrangements with clinical device manufacturers and pharmaceutical companies for its lipoprotein assay system or components thereof.

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

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


                                                               Estimated
                                Asset                         Useful Life
                      ------------------------                -----------
                      Leasehold improvements                       5
                      Machinery and equipment                    5 - 10
                      Office equipment                           5 - 7


Depreciation expense including amortization of capitalized leases charged to operations was $105,140 and $91,424 for 1997 and 1996, respectively.

ASSET IMPAIRMENT

The companies policy is to review certain assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, in which case the asset generally would be written down to fair value.

INTANGIBLES

Patent costs are amortized over the life of the patents. Amortization expense was $5,013 and $3,495 for 1997 and 1996, respectively, and accumulated amortization was $11,411 and $6,398 at December 31, 1997 and 1996, respectively.

Organization costs are amortized over five years. Accumulated amortization was $9,081 and $6,712 at December 31, 1997 and 1996, respectively.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

INCOME TAXES


The Company accounts for income taxes using the liability method of accounting. Under the liability method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's accounts receivable, short-term and long-term debt approximate their fair value.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs were approximately $127,000 and $146,000 for 1997 and 1996, respectively.

STOCK COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company has elected to use the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This method results in no compensation cost being recognized. The pro forma effect of using the alternative method under SFAS 123 results in a pro forma net loss that is not materially different from amounts reported.

ADVERTISING COSTS

Advertising costs are expensed when incurred. Advertising expense amounted to $4,601 in 1997 and $131,355 in 1996.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128, "Earnings per Share," which simplifies the standards for computing earnings per share and makes them comparable to international standards. Under the new requirements, basic earnings per share approximates previously reported earnings per share, and diluted earnings per share takes into account the effect on average common shares of stock options if dilutive. The statement was adopted in December 1997 and had no effect on earnings per share for all prior periods.

In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The standard is effective for years beginning after December 15, 1997. The Company will adopt the new standard in 1998.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

3. BANK LOAN AND NOTES PAYABLE

Notes payable to directors of $869,810 at December 31, 1997 are due $2,020 on demand and $867,590 at various dates from March 3, 1998 through July 31, 2000 and bear interest at rates from 9.25% to 10%.

Notes payable to others of $389,289 at December 31, 1997 are due $68,000 on demand and $321,289 at various dates from January 28, 1998 through December 31, 1999 and bear interest at rates from 9.25% to 10%.

Holders of the notes payable were granted warrants to purchase 465,434 shares of common stock at $1.50 or $3.00 per share for three years from the date of issuances. The notes payable include terms which permit the holder to be repaid in shares of common stock by exercising the warrants. If the holder so elects, the Company will grant additional common stock warrants for the same exercise price in an amount equivalent to 50% of the warrants exercised. No value was assigned to the warrants.

Future maturities of long term debt assuming the notes are not converted prior to maturity are as follows:


                                                   1998           $  210,020
                                                   1999              798,879
                                                   2000              250,000

                                                   Total          $1,258,929


  4. DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) plan for substantially all employees. Company contributions are at the discretion of management. There were no Company contributions under the plan in 1997 or 1996.

  5. LEASE OBLIGATIONS

The Company has equipment under capital leases as follows:

                                                      December 31,
                                                -------------------------
                                                   1997            1996

Cost                                            $  75,801       $  31,650
Less accumulated amortization                      11,370           7,535
                                                ---------       ---------

                                                $  64,431       $  24,115
                                                =========       =========



The Company rents a building for its office, research and development and manufacturing under a sub-lease agreement. The lease is for a period of four years and five months and expires on October 31, 1998. Rent expense was $112,700 in 1997 and $ 67,055 in 1996.

Rent expense under sub-lease to October 1998 will be $87,083.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

6. CAPITAL STOCK TRANSACTIONS

During 1997, The Company sold 82,500 shares of common stock at price of $2.00 per share in a private offerings. Notes payable plus interest were converted to 197,581 shares of stock at prices ranging from $2.00 to $3.24 per share depending on the terms of the note. These investors were issued 292,419 warrants to purchase stock at $3.00 per share expiring March 30, 1999.

During 1996, the Company sold shares of common stock at prices ranging from $3.00 to $3.75 per share in private offerings and at $2.25 per share upon the exercise of Class A warrants. In March 1997, additional shares were issued to purchasers of shares at $3.75 per share to adjust the basis of those share holdings to $3.00 per share.


7. INCOME TAXES

A reconciliation of income taxes computed at the U.S. federal statutory rate to the provision for income taxes is as follows:

                                                                    1997            1996
                                                                  ----------     ---------

Tax benefit at statutory rate                                     $ (471,640)    $(749,000)
Increase in valuation allowance on deferred tax asset                471,640       749,000
                                                                  ----------     ---------

Provision for income taxes                                        $        -     $       -
                                                                  ==========     =========

Deferred income taxes are provided to reflect the tax effects of temporary differences in the recognition of revenue and expense for tax and reporting purposes. Significant components of deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                           1997          1996
                                                       -----------    ----------
Deferred tax assets:

  Net operating loss carryforward                      $ 2,106,640    $1,666,000
  Other, net                                                32,000         1,000
                                                       -----------    ----------
                                                         2,138,640     1,667,000


  Valuation allowance                                   (2,138,640)   (1,667,000)
                                                       -----------    ----------

     Net deferred tax assets                           $     -        $    -
                                                       ===========    ==========


For Federal income tax purposes, net operating loss carryovers total $6,196,000 that, if not utilized, will expire between 2004 and 2012.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

8. STOCK OPTIONS AND WARRANTS:

As of December 31, 1997 the following warrants are outstanding:

110,000 warrants exercisable at $1.50 related to previous debt issuances expiring at various dates from January 26, 1998 through May 20, 1998.

208,432 warrants exercisable at $3.00 related to debt issuances expiring at various dates from June 2, 1999 through October 20, 2000.

491,600 Class B warrants exercisable at $3.50 related to previous stock purchases expiring on September 30, 1998.

367,419 Class C warrants exercisable at $3.00 related to current year stock issuances and debt issuances expiring on March 30, 1999.

285,000 Class C Series 2 warrants exercisable at $1.00 expiring April 30, 1999.

International has a long term incentive plan under which options to purchase 405,000 shares of common stock may be granted at the fair market value on the date of grant in the form of incentive or non-qualified stock options. In addition, the Company has a Non-Employee Director's Stock Option plan under which options to purchase up to 100,000 shares may be granted at fair market value at the date of grant.

During 1997, 98,660 (74,200 in 1996) options were granted with exercise prices between $1.44 and $5.50 ($1.44 and $3.75 in 1996) and expire either three or five years from the date of grant. These options were exercisable upon grant. At December 31, 1997, 253,128 (154,468 at December 31, 1996) options were outstanding with an weighted average exercise price of $2.39 ($2.67 at December 31, 1996). No options were exercised during 1997 or 1996.

9. MAJOR CUSTOMERS

Two customers accounted for 58% of sales in 1997 and two customers accounted for 46% of sales in 1996. Since the Company will not be able to cover its operating costs unless the customer base is increased, the loss of either of the major 1997 customers could have a material adverse effect on the Company.