Form 10QSB
period 1998-09-30
ZAXIS INTERNATIONAL INC
filed 1998-11-16
CIK 797542

 FORM 10-QSB - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549




                            Zaxis International Inc.
                  (Name of Issuer as specified in its charter)

        Delaware                    0-15476                          68-0080601
(State of Incorporation)   (Commission File Number)        (IRS Employer Identification No.)




                     1890 Georgetown Road, Hudson Ohio 44236
                     (Address of principal executive office)




                                  (330)650-0444
                         (Registrant's telephone number)




Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filings for the past 90 days. Yes[ ] No [ ]

As of October 30, 1998 there were 5,800,073 shares of Common Stock outstanding

                            ZAXIS INTERNATIONAL. INC.
                                   FORM~1O~QSB

                                                                             Page No.
PART I. FINANCIAL INFORMATION

Item I Financial Statements.
         Consolidated Balance Sheets                                              3

         Consolidated Statements of Operations:
                  Quarter ended September 30, 1998 and 1997                       4


                  Nine Months ended September 30, 1998 and 1997                5


                  Consolidated Statements of Cash Flows                        6


         Notes to Consolidated Financial Statements                           7



Item 2. Management's Discussion and Analysis                                     8-9


SIGNATURES                                                                        10

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                 ------

                                                                    30-Sep       December 31,
                                                                     1998            1997
                                                                -------------   ------------
                                                                (Unaudited)
CURRENT ASSETS:
 Cash                                                           $     11,526    $     81,410
  Restricted cash                                                       --              --
 Accounts receivable, net                                             17,321          39,071
 Inventory                                                            57,772          76,320
 Prepaid expenses and other                                           26,908          16,908
                                                                ------------    ------------
               Total current assets                                  113,528         213,709
PROPERTY AND EQUIPMENT:
 Machinery and equipment                                             359,671         353,461
 Office equipment                                                    190,065         189,117
 Leasehold improvements                                               86,992          86,992
                                                                ------------    ------------
                                                                     636,728         629,570
 Less accumulated depreciation                                       366,619         289,610
                                                                ------------    ------------
                                                                     270,109         339,960
OTHER ASSETS:
 Patent costs                                                         39,469          41,853
 Organization costs                                                      987           2,764
                                                                ------------    ------------
                                                                      40,456          44,617
                                                                ------------    ------------

               TOTAL ASSETS                                     $    424,092    $    598,286
                                                                ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABLITIES
 Current portion of lease obligations                           $     10,238    $     10,238
  Bank loan payable                                                     --              --
  Notes Payable to directors                                         375,000          92,020
 Notes payable                                                       128,000         118,000
 Accounts payable                                                    442,368         430,513
 Accrued expenses                                                    423,288         222,327
                                                                ------------    ------------
               Total current liabilities                           1,378,894         873,098

LONG TERM DEPT:
 Capitalized lease obligations                                        31,854          38,763
  Long term notes payable                                            481,289         271,289
  Long term notes directors                                          843,922         777,590
                                                                ------------    ------------
               Long term debt                                      1,357,064       1,087,642

STOCKHOLDERS' EQUITY
 Common stock                                                         57,879          57,450
   $.01 par value, 12,000,000 shares authorized,
        5,787,882 and 5,744,991 shares issued and outstanding
 Additional paid-in capital                                        5,948,333       5,945,774
 Deferred compensation                                                  --              --
 Accumulated deficit                                              (8,318,079)     (7,365,678)
                                                                ------------    ------------
               Total stockholders' equity                         (2,311,867)     (1,362,454)
                                                                ------------    ------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    424,092    $    598,286
                                                                ============    ============

See notes to consolidated financial statements.

 3 of 10 Pages

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED


                                                    THREE MONTHS ENDED
                                                        SEPTEMBER 30
                                                ----------------------------
                                                    1998            1997
                                                ------------    ------------
Net sales                                       $     58,130    $     79,620

Cost of goods sold                                   129,098         148,647

Selling, general and administrative expenses         203,231         230,160
                                                ------------    ------------

             Loss from operations                   (274,200)       (299,187)

Other income (expense):
  Interest income                                         64             407
  Miscellaneous income                                   486             400
  Loss on sale of asset
  Interest expense                                   (41,819)        (28,530)
                                                ------------    ------------

             Total other income (expense)            (41,270)        (27,723)
                                                ------------    ------------

             Net loss                           $   (315,469)   $   (326,910)
                                                ============    ============

Net loss per common share
              Basic                             $      (0.05)   $      (0.06)
                                                ============    ============
              Diluted                           $      (0.05)   $      (0.06)
                                                ============    ============


Weighted average number of shares outstanding
             Basic                                 5,763,299       5,486,466
                                                ============    ============
             Diluted                               5,763,299       5,486,466
                                                ============    ============

 See notes to consolidated financial statements.




Page 4 of 10 Pages.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                ----------------------------
                                                     1998           1997
                                                ------------    ------------

Net sales                                       $    153,518    $    222,420

Cost of goods sold                                   410,398         314,516

Selling, general and administrative expenses         584,963         712,745
                                                ------------    ------------

             Loss from operations                   (841,844)       (804,841)

Other income (expense):
  Interest income                                        430           1,694
  Miscellaneous income                                 6,638             400
  Loss on sale of asset                                 (173)
  Interest expense                                  (117,237)        (72,569)
                                                ------------    ------------

             Total other income (expense)           (110,342)        (70,475)
                                                ------------    ------------

             Net loss                           $   (952,186)   $   (875,316)
                                                ============    ============

Net loss per common share
              Basic                             $      (0.17)   $      (0.16)
                                                ============    ============
              Diluted                           $      (0.17)   $      (0.16)
                                                ============    ============

Weighted average number of shares outstanding
             Basic                                 5,763,299       5,540,317
                                                ============    ============
             Diluted                               5,763,299       5,540,317
                                                ============    ============

See notes to consolidated financial statements.


Page 5 of 10 Pages.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                   ----------------------------
                                                       1998           1997
                                                   ------------    ------------
OPERATING ACTIVITIES:
Net loss                                           $   (952,186)   $   (875,316)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                        83,611          87,863
    Compensation due to stock grants                      2,773           8,424
    Other  (Interest connection to notes)                                20,638
    Changes in operating assets and liabilities:
      Accounts receivable                                21,750           6,002
      Inventory and prepaid expenses                      8,548          (3,069)
      Accounts payable and accrued expenses             212,816         (77,430)
                                                   ------------    ------------

           Cash used in operating activities           (622,688)       (832,888)

 INVESTING ACTIVITIES:
  Purchase of property and equipment                     (7,356)
  Deposits
  Patent cost expenditures                               (2,243)        (11,992)
                                                   ------------    ------------

           Cash used in investing activities             (9,599)        (11,992)

FINANCING ACTIVITIES:
  Proceeds from sales of common stock                                   165,000
  Payments on notes payable                             (12,020)           (330)
  Proceeds from notes payable                           581,332         800,000
  Payments on capital lease obligations                  (6,909)         (8,245)
                                                   ------------    ------------
           Cash provided by financing activities        562,403         956,425
                                                   ------------    ------------

Increase in cash                                        (69,884)        111,545
Cash at beginning of period                              81,410           1,090
                                                   ------------    ------------

Cash at end of period                              $     11,526    $    112,635
                                                   ============    ============



Page 6 of 10 Pages.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The financial statements present the consolidated financial position and results of operations of Zaxis International Inc. (International) and Zaxis Inc. (Zaxis or the Company) its wholly owned subsidiary.

Zaxis Incorporated was founded in 1989 as a privately held Ohio corporation. 0n August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company (InFerGene). InFerGene was an inactive publicly traded Delaware corporation founded in 1985. Neither lnFerGene nor its subsidiary had any assets or liabilities. The merger, for accounting purposes, was a reverse acquisition in which Zaxis acquired InFerGene. The acquisition was accounted for as a purchase with no value assigned to lnFerGene. InFerGene then changed its name to Zaxis International Inc. The financial statements include the operations of Zaxis for all periods presented and the operations of International since the date of acquisition. All intercompany transactions and balances have been eliminated.

As an interim report, the financial statements and notes thereto do not include all of the disclosures necessary for a full presentation of financial condition and operating results, and should be read in conjunction with the financial statements for the year ended December 31, 1997.

2.       LIQUIDITY

Zaxis incurred losses of $952,186 during the nine months ended September 30, 1998, and $875,316 in the nine months ended September 30, 1997. During 1998, operations of the Company have been financed by loans from shareholders and private investors, members of the Board of Directors, and related persons and entities. The Company continues to reply upon these and related sources to sustain on-going operations, research, product development and sales development.

In the third quarter, a more than five-percent shareholder, Progen Industries, Ltd., of Brisbane, Australia (NASDAQ: PGLAF) made a funding commitment to Zaxis in the amount of $1,000,000 AUS, which funds were to be, and are being, provided to the Company as a paced investment in 9 1/2% Convertible Notes. Once fully funded, and added to owned stock, prior notes and attached warrants, Progen would hold a fully diluted position in Zaxis of more than 10 percent. The Company continues with other discussions regarding long-term debt and/or equity fundings. The Company will continue to be reliant upon investor fundings until the marketing of the Company's principal products can be brought to a level sufficient to support the operating requirements of the Company. These conditions cause doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities, which could result from the outcome of this uncertainty, are reflected in the financial statements.

3.     NET LOSS PER COMMON SHARE

The effects of outstanding options and warrants have not been included in the calculation of net loss per share.

Item 2. Management's Discussion and Analysis.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Sales for the nine months ended September 30, 1998, totaled $153,518 compared with $222,420 for 1997's first nine months. The decline was largely due to decrease in water sales in 1998.

Cost of goods sold for the months ended September 30, 1998 was $410,398, exceeding sales by $256,880. Cost of goods sold for the same period in 1997 was $314,516, exceeding sales by $92,096.

Selling. General and administrative expenses were $584,963 for the nine months ended September 30, 1998, down from $712,745 for the same period in 1997.

Financial Condition and Liquidity

In the nine months ended September 30, 1998, borrowings added $569,312 to cash in that period. These funds were used mainly in operations, which used $622,688 in cash.

The Company needs to secure immediate financing to allow it to explore serveral opportunities from new products that are now available for market introduction and to afford it time to build sales volumes of these new products to profitable levels. In the period required for product introduction and sales growth, the company will need to satisfy obligations to current creditors. Pursuant to this need, the Company continues to seek interim funding.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None of substantial nature.

Item 2(c). Changes in Securities None

Item 3.  Default upon Senior Securities

         The company is more than 30 days past due on principal payments on four individual C series notes totaling $25,000. The company is more than 30 days past due on interest payments on above referenced C series notes in the amount of $3,333 and is more than 30 days past due on interest payment on 9 1/2% Convertible notes in the amount of $46,082.

Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None

Item  6. Exhibits and Reports on Form 8-K

      A. Exhibits:

         None

      B. Reports on Form 8-K during the Quarter Ended September 30, 1998:

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereunto duly authorized.


                        Zaxis International Inc.
                        ------------------------


                        (Registrant)

November 13, 1998                                   BY: S/S Conaly Bedell
                                                        -----------------
                                                    Conaly Bedell, President
                                                    Chief Executive Officer


November 13, 1998                                   BY: S/S Sharon Killinger
                                                        --------------------
                                                    Sharon Killinger, Controller
                                                    Accounting Officer