Form 10KSB40
period 1998-12-31
ZAXIS INTERNATIONAL INC
filed 1999-04-15
CIK 797542

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                      For the year ended December 31, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's net sales for its most recent fiscal year: $188,732

The aggregate market value of the voting stock held by non-affiliates was $1,259,360 based on the average of the bid and asked prices on March 31, 1999 ($.43). Officers and directors are considered affiliates for purposes of this calculation. The bid and asked prices are based on a small volume of infrequent trading in the stock.

As of March 31, 1999, there were 5,858,106 shares of common stock outstanding.

Transitional Small Business Disclosure Format.  Yes[ ] No[X]

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Issuer's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which the Issuer will file, are incorporated by reference into
Part III.

Page 1 of  22 pages. Exhibit index is located on page 10.

                                     PART 1

ITEM 1.   DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Zaxis International Inc. ("International") is a holding company which operates its business through its wholly-owned subsidiary, Zaxis Inc. ("Zaxis"). Zaxis was incorporated in Ohio in 1989. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company ("InFerGene") and InFerGene changed its name to Zaxis International Inc. For accounting and tax purposes, the merger was treated as a reverse acquisition in which Zaxis acquired International. InFerGene and its subsidiary were inactive and had no assets or liabilities at the time of the merger. InFerGene was incorporated in California in 1984 and subsequently chartered in Delaware in 1985.

Zaxis was founded by Raymond Gesinski, Ph.D., (deceased), and Gregory Bambeck, Ph.D., Director of Research, to develop products for use in life sciences research. Each had backgrounds in genetic research, cardiovascular diagnostic developments, and polymer technology in gene separation applications. In 1994 and 1995, Zaxis implemented a program to develop, manufacture and market a complete product line based on the research of Drs. Gesinski and Bambeck and to continue research and development of related products. During that period, the Company moved into new manufacturing and office facilities, installed automated and computer controlled production equipment, prepared its lipoprotein testing system for FDA approval, and began establishing marketing arrangements with domestic and foreign distributors. A private placement of common stock and warrants to purchase common stock was completed in the third quarter of 1995, adding capital funds of $1.4 million. In 1996, holders exercised 465,743 Class A Warrants, providing $1,048,000 in additional capital funds and International sold approximately $605,000 in notes with warrants attached in private sales.

With the Company stalled in 1997, new investors and new management became contributors to the Company. Investment sources in Australia took an active role in funding Zaxis. Subsequently the various Australian sources have invested $1,458,907 to the further development of Zaxis. At a fully diluted position, one Australian entity, Progen Industries Ltd., would hold about seventeen percent of the Company and would be the largest single shareholder. Currently, Progen ownership of issued shares is 6%. Company ownership is internationally and broadly based, with about 2,500 shareholders worldwide. Concurrent with the infusion of Australian funds, the Board of Directors was structured with five active members, and those five Directors continue to serve the Company and have been recommended to the shareholders for election to serve during the next ensuing term. Management under the era of Australian-led investments has been stable, with the current chairman in that position for more than two years, and the chairman holding the additional role of president for two years. The financing stability provided by the Australian group, with three members on the five-member board, has provided a foundation for additional investments by long-term shareholders of the Company, particularly from the Northeast Ohio and Florida areas. The relationship between the Australian groups and original investors has been cooperative. The Company has in this period been able to reformulate the platform product, the protein gel, and to bring the forward-looking DNA gel to marketability.

Fundings for the Company in 1997 and 1998 have been predominately in convertible note instruments. In 1998, renewals and new notes issued under 9 1/2% Convertible Note offerings totaled $831,317. In 1997 renewals and new notes issued under 10% and 9 1/2% Convertible Note offerings totaled $1,213,879. Also in 1997, equity capital in the amount of $170,000 was provided through issuance of common stock, and $391,410 of the convertible notes subscribed in 1996 were converted to common stock.

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

Electrophoresis was discovered in the 1930s and has been in growing usage for more than fifty years. It has been reported that eighty percent of all life-science researchers in the United States use electrophoresis as a lab tool. Laboratory applications cover a broad spectrum, including medical diagnostics, immunology, agriculture, criminology, forensics, pharmaceuticals, quality assurance and DNA and RNA research. A simplified explanation of the process describes it as the application of molecularly disassembled specimens, such as bacteria, blood serum, body tissue or plant tissue, to a gel substance which is then subjected to electric current while submerged in a liquid filled chamber. The sample material molecules are deposited on the gel substance in a unique pattern which can be compared to other samples to determine similarities or differences. The pattern of molecules is popularly referred to as a "bar code" of living matter.

The usefulness of the information from electrophoresis depends on the clarity and consistency of the results (or resolution) which is dependent upon a variety of factors, including consistency of manufacturing materials and methods for the devices, chemicals and gels. Gels can be compounded and polymerized in the end user's laboratory by technicians or supplied in pre-cast form in plastic or glass cassettes. Generally, gels are made from one of two materials: a natural plant-based substance called agarose or an acrylamide-based substance. Agarose gels are generally limited to use with proteins of larger molecular size. Polyacrylamide gels are available in mass-produced pre-cast cassettes or may be prepared one at a time by hand by the technician from compounds or premixed preparations. The pre-cast cassette offers the advantages of convenience, efficiency, consistency, and reliability and are being used by a growing number of users.

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

In its initial pre-cast gel product line introduction in 1995, the Company was not able to gain any significant market share due to production quality variances and a novel application method proprietary to Zaxis' products, which was thought to be a selling advantage, but proved not to be. In 1997, under the direction of the new management team, the polyacrylamide product line was removed from market except for continued shipments to existing customers, and an extensive re-design of the product was undertaken. An advanced formulation of the basic product line was introduced to Beta-site testing in December 1997. Test-user responses in 1998 were positive, and the advanced product line of protein gels were placed in the market place in the last half of 1998. All of the Company's existing distribution sources for the product have accepted the re-designed product into their inventory to replace the prior version. Based on the re-designed product line, discussions are being conducted with additional potential distributors for the line. A major supply contract has been negotiated with one of the key supply companies in the bio-technology arena. The contract was signed March 5, 1999, after 18 months of negotiations, extensive product testing by the customer and due-diligent visits to the Zaxis manufacturing facility. The product will be marketed under the established name of the customer. Sales are expected to begin in the second quarter of 1999.

Zaxis developed and sells a lipoprotein assay system, consisting of a poly-gradient electrophoresis gel, electrophoresis processing equipment, reagents, gel scanner, computer software and hardware. The system measures the relative percentages of High Density and Low Density Lipoproteins (HDL and LDL) in human blood serum in a single test from single samples. Within the general categories of HDL and LDL are subfractions variously designated as Very Low Density Lipoprotein, LDL 1 and 2 and HDL 1, 2 and 3. The Zaxis system obtains its measurement by separating the subfractions and then programatically computing the totals of the components, rather than simply measuring the two masses of LDL and HDL, as competing systems do. The system was granted FDA marketing approval in September 1996 on the basis that it provided measurements in terms of total LDL and HDL equivalent to other systems already approved. The lipoprotein subfractions measurements unique to the Zaxis system were not part of the FDA clearance for clinical marketing purposes, but are the subject of ongoing research by the Zaxis research and development staff and by outside researchers who have purchased the Zaxis system. In December 1996, the Company was granted a patent for the poly-gradient gel component of the system.

The Company has been marketing the lipoprotein assay system to researchers since March 1996. In late 1996, the Company began selling lipoprotein gels and reagent kits separately to researchers who had not purchased the systems. The Company has not actively pursued the clinical market yet because it does not currently possess the staff and marketing resources to do so. Sales of the system and supplies of lipoprotein gels for use in the system continue to be made to researchers who learn of the product from other researchers. In 1998, three LFS systems were sold worldwide, one each in Germany, Malaysia, and the United States; each are now in operation, and usage is driving continuing purchases of the consumable LFS gel from Zaxis. One medical center acquired the system to use the Zaxis test as a central source of data for an arterial cardiovascular battery of tests. The test series was developed "to provide physicians and patients with the information necessary to maximally reduce the progression of atherosclerotic disease," as was stated in the announcement of the program in April 1999. Zaxis is following the results of the introduction very closely.

The Company has successfully designed and produced a long-life, full-sized pre-cast gel for use in DNA sequencing and during 1997 and 1998 received satisfactory reports on prototype gels placed for Beta-testing with several companies that manufacture or market DNA sequencing instruments and supplies. During 1998 the company engineered several adapter apparatus that enable the Zaxis DNA gel to be run on the major models of manual DNA sequencers now in operation. Based on the performance of the new product line, discussions are being conducted with potential distributors for the line. The Company believes that, at this time, its pre-cast DNA sequencing gel will be the only marketed full-sized gel to meet all the parameters required by researchers and to fulfill specifications needed in the DNA sequencing market.

SUPPLIERS

The raw materials and system components that Zaxis uses in its products are readily available from multiple reliable sources.

CUSTOMERS AND DISTRIBUTION METHODS

Six customers accounted for 55% of sales and ten customers accounted for 73% of sales in 1998. Two customers accounted for 58% of sales in 1997. The four largest customers in 1998 were OEM accounts. Five of the ten largest customers sell or acquire for their own use Zaxis products under the Zaxis brand label. The Company sells directly to research, educational and medical institutions under the Zaxis brand.

PATENTS, TRADEMARKS, AGREEMENTS

 In addition to the December 1996 patent on the poly-gradient gel, the Company has patents on its electrophoresis device, a cassette and a cassette component. The Company has three patent- applications pending, including one on the DNA product. The Company has U.S. trademarks covering "Zaxis - A New Dimension In Technology," "Z-Quence" and the term "Z-Gel." Zaxis has a trademark application pending for the marketing phrase, "Bio Tools for Technology." In addition, Zaxis relies on trade secrets and proprietary knowledge. There can be no assurance that patents or trademarks will not be challenged or breached or that confidentiality agreements will not be breached.

Zaxis provides proprietary software for its Lipoprotein Fractionation System, LFS, and grants limited, non-exclusive rights to the use of the software by its customers who purchase the Lipoprotein Fractionation System.

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

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $241,777 in 1998 and $126,940 in 1997. None of the expenses were borne by customers. The increase reflected the extensive re-design of the protein gel and the completion of research on the DNA gel.

ENVIRONMENTAL LAWS

Zaxis has not incurred any costs specifically for compliance with environmental laws and does not anticipate any material costs solely for this purpose. The Company is subject to routine hazardous materials handling rules of the Environmental Protection Agency, if and when such materials are employed in a manufacturing process.

EMPLOYEES

Zaxis has 13 full time employees. In addition, the Company utilizes outside consultants and several full-time workers on a contract basis.

The Company believes it has good relations with its employees and has experienced no strikes or work stoppages.

ITEM 2.   DESCRIPTION OF PROPERTY.

Zaxis' operations are conducted in a facility consisting of a 19,800-square-foot building in Hudson, Ohio, which is rented under a lease that expired October 31, 1998, and was renewed to October 31, 2003. The building is approximately eight years old, is in good condition and is sufficient for currently anticipated needs of the Company for at least three years. In 1998, the building was offered to the Company by an agent for the owner, and Zaxis entered into a purchase agreement, but the Company was unable to secure necessary funding through a preliminary commitment that was withdrawn after the credit market contractions in September 1998.

ITEM 3.   LEGAL PROCEEDINGS.

None other than routine litigation incidental to the business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market at present in the United States or elsewhere for International's common stock. Over-the-counter trading volume is reported by NASD through its "Bulletin Board" system. Trading was moderate during 1998. There were about 2,500 holders of record of International common stock at the end of the first quarter 1999, including holders of InFerGene and Zaxis shares who have yet to exchange their shares for International shares. No cash dividends have been declared on the common stock and none are currently anticipated. The high and low bid prices quoted for each quarter during the last two fiscal years are presented below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          Quarter Ended                          High           Low
          -------------                          ----           ---
          March 31, 1997                         3.25           1.50
          June 30, 1997                          1.75           1.375
          September 30, 1997                     2.00           1.50
          December 31, 1997                      1.875          0.56
          March 31, 1998                         0.625          0.5625
          June 30, 1998                          0.78           0.75
          September 30, 1998                     0.625          0.50
          December 31, 1998                      0.343          0.29
          March 31, 1999                         0.437          0.375

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS

Net sales were $188,732 in 1998, down $85,807 from $274,539 in 1997, or 31%
percent from 1997. Due to the withdrawal of the pre-cast protein gel line from the market in 1997, as discussed in Item 1, Business of the Issuer, no new distribution sources were developed in 1997 or 1998, and sales through existing distribution sources were reduced. The private label protein contract referred to in "Business of Issuer" was negotiated in 1998 and is expected to generate initial sales in the second quarter of 1999. The first end-user sale of the DNA Sequencing pre-cast gel occurred in January 1999 at a testing-quantity level.

Cost of goods sold exceeded sales in both 1998 and 1997. In March of 1997, the Company took delivery on a custom-designed automated product packaging system for protein gels. In addition, the Company incurred significant additional costs through a regimented in-house product-testing protocol designed to perfect the re-designed protein gel before it was offered for sale or even offered to Beta-site testers.

Total operating expenses after cost of goods sold were increased by $107,849 or 13% to $923,715 from $815,866, all due to increased costs in research and development. General and Administrative expenses were $510,786 in 1998 and $517,992 in 1997. Selling expenses were $171,153 in 1998 compared to $170,934 in 1997. Research and Development expenses increased by $114,837, or 90%, to $241,777 in 1998 compared to $126,940 in 1997. This was due to extensive in house testing before release of reformulated gels to the market.

FINANCIAL CONDITION AND LIQUIDITY

The Company used $828,153 in operations in 1998 compared with $992,009 in 1997, and $9,812 for equipment and patent expenditures in 1998 compared with $31,834 in 1997. Proceeds from notes payable (mainly notes with common stock warrants) of $831,317 provided the cash for these uses. At December 31, 1998, current liabilities exceeded current assets by $2,039,728, and total liabilities exceeded total assets by $2,607,733. The Company is reliant upon investors to provide funds for operations and is working to maintain in 1999 steady relations with creditors while it strives to improve sales volume and demonstrate that the Company can be successful.

To achieve this, the Company in 1997 and 1998 re-designed its core market-entry product, the pre-cast polyacrylamide protein gel, as discussed above, and completed research and development on its long-shelf-life, pre-cast DNA sequencing gel. The Company also continues to acquire additional research customers for its lipoprotein assay system or components at a slow, word-of-mouth rate.

Management believes that the core product and the DNA sequencing product can provide sufficient sales revenue to bring the Company to profitability if additional contracts can be negotiated during 1999. Management also believes that the lipoprotein assay system represents a significant technological improvement over existing cardiac disease diagnostic systems and can be a profitable future source of revenues. There can be no assurance, however, that the Company will be successful in obtaining more necessary contracts and commitments from distributors and potential partners to achieve profitable operations. If the Company is successful in obtaining the necessary contracts, then the Company will require additional capital investment for production capacity and additional production staff.

During 1998, the Company relied upon investor financing to sustain on-going operations, research and development. Sources of these investments were largely directors of the corporation, and their affiliated business interests, and prior investors who made additional commitments of funds through two-year convertible notes. The Company continues to rely upon these sources of funding. Discussions have been conducted with potential new investors for long-term debt or equity funding, but to date no transaction has been completed. The Company will necessarily be reliant upon such sources of funding until the marketing of the principal products can be brought to a level sufficient to support the operating requirements of the Company. There can be no assurance that the Company will continue to receive investor funding nor that the Company will be able to strengthen its customer base sufficiently to generate sales volume required to meet or exceed the costs of operations.

YEAR 2000 TECHNOLOGY

The Company expects that Year 2000 technology problems occurring from dating issues, if any occur, will be externally driven rather than internally driven. The most date-sensitive system operated by the Company is the accounting program, a version of Solomon. The Company anticipates that it will need to replace its Solomon accounting software program, though it has been told by Solomon that the version in use at Zaxis is Y2K compliant in all modules. The Company conducted its own test of the Solomon program, with an 01/01/00 date, and the program did not read the date correctly, thus the expectation that the program will have to be replaced. Some software utilized by the Company for other routine business functions could require the purchase of upgrades in some instances, though most programs are current in the versions utilized. For example, the Company operates on Windows 95 with Office Suite 97 as the platform for word processing, spreadsheets, and databases, and Lotus Notes is used for certain production records. A proprietary program provided by the Company for use in the analysis program for the LFS gels may require some programming modifications; the costing of this has been determined and is included in the Company's Y2K projection of required expenditures. All regular suppliers have been contacted for a Y2K compliance assurance; most have responded with affirmation, representing about 85 percent of the purchased goods of the Company. Those not yet responding are being contacted individually, but none represent single-source supply lines.

In terms of readiness for externally controlled events, department managers have made the following assessments: The Company is dependent on public utilities, including gas, electric, water and waste disposal. The Company can provide for a back-up water supply of 3,375 gallons, which would provide for 60 calendar days of manufacturing operations. A decision on whether connecting the alternate water storage system is necessary will be made by November 1, 1999, and implemented by the end of that month if believed necessary. The Company could operate without gas except in extreme winter cold, as gas is the source for heating, by utilizing electric space heaters. The Company will make a decision on whether back-up heat is required by October 1, 1999, and complete implementation by the end of that month if believed necessary. In case of electrical power outage, operation will have to be suspended. To protect product and critical samples, the deep freeze trunk and walk-in cooler can be powered with a gasoline generator at a cost of $1,500. Potentially, electrical outages would close the company. Sanitary waste disposal can be arranged with portable units. The company will make a decision on whether back-up sanitation is required by August 1, 1999, and will complete implementation by October 1, 1999, if believed necessary. It is not anticipated that any vital supply sources will be unable to supply, assuming freight transportation is operating; the company will stock 60-day levels of essential supplies by December 15, 1999. All employees live at distances beyond walking or cycling commutes, and should gasoline or other automotive services be hindered, the Company could be disrupted or even severely impacted by the inability of employees to travel to the plant for work schedules.

The Company has projected expenditures for Y2K-related upgrades and alternative programs to be: accounting program upgrade or replacement, $30,000: other software upgrades $5,000; proprietary software alterations, $2,500; computer hardware replacements, $10,800; computer hardware upgrades, $5,000; water storage system hookup, $2000; all for a total budget estimate of $55,300. Sources were contacted in the first quarter 1999 and vendor estimates are being received during the second quarter. No expenditures have been made to date since the Company intends to make application for Small Business Administration funding for the Y2K fixes under provisions of the "Small Business Year 2000 Readiness Act of 1999."

ITEM 7.   FINANCIAL STATEMENTS.

Financial statements of the Registrant and the reports of independent auditors thereon are included on the following pages.

                                                            Pages
                                                            -----
Reports of Independent Auditors                             12
Balance Sheets                                              13
Statements of Operations                                    14
Statement of Changes in Stockholders' Equity                15
Statements of Cash Flows                                    16
Notes to Financial Statements                               17-23


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. At the 1998 Shareholder meeting, shareholders affirmed the re-appointment of Ernst & Young L.P. as auditors for the year ended December 31, 1998.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement that will be filed as an amendment to this Form 10-KSB under cover of Form 8.

ITEM 10.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement that will be filed as an amendment to this Form 10-KSB under cover of Form 8.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement that will be filed as an amendment to this Form 10-KSB under cover of Form 8.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement that will be filed as an amendment to this Form 10-KSB under cover of Form 8.

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

   (c) 9 1/2% Convertible Note issued to directors and other investors and related Class Z1 and Class Z2 Warrants (Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, File Number 0-15476, incorporated herein by Reference).

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

Date: April 12, 1999                            Zaxis International Inc.

                                                  By:/S/ CONALY BEDELL
                                                     -----------------

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


Signatures                     Title                              Date
----------                     -----                              ----


--------------------------     Director, Chairman of the Board    April 12, 1999
Conaly Bedell


                               Director                           April 14, 1999
--------------------------
Leonard Duval


                               Director                           April 15, 1999
--------------------------
Craig Jones*


                               Director                           April 13, 1999
--------------------------
Alan Scott


                               Director                           April 15, 1999
--------------------------
Calvin D. Wible*


                               Accounting Department Manager      April 12, 1999
--------------------------
Sharon Killinger

* Pursuant to Power of Attorney.

                         Report of Independent Auditors


The Board of Directors and Stockholders
Zaxis International Inc.


We have audited the accompanying consolidated balance sheets of Zaxis International Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zaxis International Inc. and Subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/S/ERNST & YOUNG LLP


Cleveland, Ohio

April 8, 1999

                                ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                               ASSETS
                                               ------
                                                                        DECEMBER 31,     DECEMBER 31,
                                                                           1998             1997
                                                                        ------------     ------------
CURRENT ASSETS:
       Cash                                                             $    49,327      $    81,410
       Accounts receivable, net                                              13,904           39,071
       Inventory                                                             64,738           76,320
       Prepaid expenses and other                                            29,671           16,908
                                                                        -----------      -----------
                     Total current assets                                   157,639          213,709
PROPERTY AND EQUIPMENT:
       Machinery and equipment                                              360,082          353,461
       Office equipment                                                     190,064          189,117
       Leasehold improvements                                                86,992           86,992
                                                                        -----------      -----------
                                                                            637,139          629,570
       Less accumulated depreciation                                        400,731          289,610
                                                                        -----------      -----------
                                                                            236,407          339,960
OTHER ASSETS:
       Patent costs                                                          37,910           41,853
       Organization costs                                                       395            2,764
                                                                        -----------      -----------
                                                                             38,304           44,617
                                                                        -----------      -----------

                     TOTAL ASSETS                                       $   432,351      $   598,285
                                                                        ===========      ===========

                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                              ----------------------------------------

CURRENT LIABILITIES:
       Current portion of lease obligations                             $    10,906      $    10,238
       Notes payable to directors                                           784,895           92,020
       Notes payable                                                        475,264          118,000
       Accounts payable                                                     476,962          430,513
       Accrued expenses                                                     449,341          222,327
                                                                        -----------      -----------
                     Total current liabilities                            2,197,367          873,098

  LONG TERM LIABILITIES:
        Capitalized lease obligations                                        28,705           38,763
        Notes payable                                                       130,000          271,289
        Notes payable to directors                                          684,012          777,590
                                                                        -----------      -----------
                     Total long term liabilities                            842,717        1,087,642

STOCKHOLDERS' DEFICIENCY:
       Common stock                                                          58,112           57,450
         $.01 par value, 12,000,000 shares authorized,
              5,811,216 and 5,744,991 shares issued and outstanding
       Additional paid-in capital                                         5,984,885        5,945,774
       Accumulated deficit                                               (8,650,731)      (7,365,678)
                                                                        -----------      -----------
                     Total stockholders' deficiency                      (2,607,734)      (1,362,455)
                                                                        -----------      -----------
                     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $   432,351      $   598,285
                                                                        ===========      ===========

See notes to consolidated financial statements

                              ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                               YEARS ENDED
                                                                               DECEMBER 31
                                                                      ----------------------------
                                                                          1998             1997
                                                                      -----------      -----------
Net sales                                                             $   188,732      $   274,539

Cost of goods sold                                                        392,033          686,892

Selling, general and administrative expenses                              923,715          815,866
                                                                      -----------      -----------

               Loss from operations                                    (1,127,016)      (1,228,219)

Other income (expense):
  Interest expense                                                       (164,859)         (94,430)
  Other, net                                                                6,822            2,384
                                                                      -----------      -----------

               Total other income (expense)                              (158,037)         (92,046)
                                                                      -----------      -----------

               Net loss                                               $(1,285,053)     $(1,320,265)
                                                                      ===========      ===========

Net loss per common share - basic and diluted                         $     (0.22)     $     (0.23)
                                                                      ===========      ===========

Weighted average number of shares outstanding - basic and diluted       5,764,366        5,619,814
                                                                      ===========      ===========

See notes to consolidated financial statements.

                                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                 COMMON STOCK
                                           ----------------------     ADDITIONAL
                                           NUMBER OF    STATED OR       PAID-IN       DEFERRED       ACCUMULATED
                                            SHARES      PAR VALUE       CAPITAL     COMPENSATION       DEFICIT
                                           ---------    ---------     ----------    ------------     -----------
Balance at December 31, 1996               5,438,019     $54,380      $5,404,540      $(30,868)      $(6,045,413)

Sales of shares                              108,918       1,089         177,932

Shares issued on conversion of notes         198,054       1,981         388,554

Amortization of deferred compensation                                                    5,616

Forfeiture of unvested stock grants                                      (25,252)       25,252

Net loss - 1997                                                                                       (1,320,265)
                                           ---------     -------      ----------      --------       -----------

Balance at December 31, 1997               5,744,991     $57,450      $5,945,774      $   --         $(7,365,678)

Shares issued for compensation                66,225         662          39,111

Net loss - 1998                                                                                       (1,285,053)
                                           ---------     -------      ----------      --------       -----------

Balance at December 31, 1998               5,811,216     $58,112      $5,984,885      $   --         $(8,650,731)
                                           =========     =======      ==========      ========       ===========

See notes to consolidated financial statements.

                        ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              TWELVE MONTHS ENDED
                                                                  DECEMBER 31,
                                                         -----------------------------
                                                             1998             1997
                                                         -----------      ------------
OPERATING ACTIVITIES:
Net loss                                                 $(1,285,053)     $(1,320,265)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                            119,678          112,523
    Compensation due to stock option grants                   39,773            5,616
    Changes in operating assets and liabilities:
      Restricted cash                                             --          100,000
      Accounts receivable                                     25,167            3,397
      Inventory and prepaid expenses                          (1,181)          89,950
      Accounts payable and accrued expenses                  273,463           16,770
                                                         -----------      -----------

            Cash used in operating activities               (828,153)        (992,009)

 INVESTING ACTIVITIES:
  Purchase of property and equipment                          (7,569)         (18,092)
  Patent cost expenditures                                    (2,243)         (13,742)
                                                         -----------      -----------

            Cash used in investing activities                 (9,812)         (31,834)

FINANCING ACTIVITIES:
  Proceeds from sales of common stock                             --          170,000
  Payments on notes payable                                  (16,045)
  Proceeds from notes payable and bank loans payable         831,317          944,969
  Payments on capital lease obligations                       (9,390)         (10,806)
                                                         -----------      -----------

            Cash provided by financing activities            805,882        1,104,163
                                                         -----------      -----------

Increase (Decrease) in cash                                  (32,083)          80,320
Cash at beginning of period                                   81,410            1,090
                                                         -----------      -----------

Cash at end of period                                    $    49,327      $    81,410
                                                         ===========      ===========

Non cash transactions:
            Capital lease                                $    39,611      $    57,867
            Notes converted to stock                            --            390,535

Supplemental Information
            Interest paid on notes                       $    21,483      $    17,574

See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND LIQUIDITY

Zaxis International, Inc. and subsidiary manufactures and sells products for use in electrophoresis, an electrochemical process used to analyze genetic material and its components such as proteins and DNA. The products include testing media, primarily in the form of precast polyachrylamide gel cassettes, electrophoresis chambers, chemical compounds and reagents. The Company also sells equipment manufactured to its specifications for use in performing electrophoresis, such as power supplies, and in the analysis and quantification of electrophoresis results, including computer systems and automated scanners. The Company sells its products directly to institutions operating research laboratories and to distributors who market the Company's products under the Zaxis name or their private labels. The Company's blood serum lipoprotein assay system is marketed directly to research laboratories. The system was granted clearance to be marketed for clinical use by the Food and Drug Administration in September 1996.

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

In 1997, the Company entered into a Financing and Shareholder Agreement with MML Management Limited, an Australia-based investment firm ("MML"). MML and affiliated entities provided $857,590 in funding to the Company, of which $90,000 was for stock purchases and the remainder of which was convertible debt.

In 1998, the Company received funds of $601,317 from MML and affiliated entities, which was convertible debt. The Company also received funds of $230,000 in 9 1/2% convertible debt from private investors.

Zaxis incurred losses of $1,285,053 in 1998 and $1,320,000 in 1997. The Company does not expect to generate sufficient sales volume with its existing customer base to support the cost of operations during the 1999-year and will continue to be reliant on investor funding during this year. The Company is seeing initial positive results from its efforts to strengthen its customer base, which in 1998 was reflected in pursuit of additional private label distributors for the Company's protein electrophoresis products, completion of development and prototype testing of its precast DNA sequencing product and sales of its LFS clinical device to increase repeat demand for the LFS gel. An important private-label contract was negotiated during 1998 and was formally signed on March 5, 1999. First sales under this agreement, referenced in 10-KSB Item1, Business Development, Business of the Issuer section, are expected to occur in the second quarter of 1999. Initial end-user sales of the DNA gel on a test-quantity basis were delivered in January 1999. The Company has forecast that it could see product delivery ramp-ups build to where the Company could become cash flow positive in about five quarters after the last of the necessary contracts are signed.

MML Management Ltd. continues to be committed to the success of the Company. A major shareholder, with an MML affiliation, made a substantial debt investment in the Company in 1998. Currently the Company is negotiating for long-term investment infusions through MML affiliations and through sources in Canada introduced to the Company by MML. Northeast Ohio financial interests continued during 1998 and the first quarter of 1999 to provide on-going financial investment support for the Company. There can be no assurance that the Company will continue to receive investor funding nor that the Company will be able to strengthen its

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
customer base sufficiently to generate the sales volume required to meet or exceed the costs of operations. These conditions continue to focus doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities, which could result from the outcome of this uncertainty, are reflected in the financial statements.


2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements present the consolidated financial position and results of operations of Zaxis International Inc. (International) and Zaxis Inc. (Zaxis or the Company), its wholly owned subsidiary.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Classes of property and equipment and related useful lives are as follows:

                                                        Estimated
                              Asset                    Useful Life
                     ------------------------          -----------
                     Leasehold improvements                 5
                     Machinery and equipment              5 - 10
                     Office equipment                     5 - 7

Depreciation expense including amortization of capitalized leases charged to operations was $111,385 and $105,140 for 1998 and 1997, respectively.

ASSET IMPAIRMENT

The Company's policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, in which case the asset generally would be written down to fair value.

INTANGIBLES

Patent costs are amortized over the life of the patents. Amortization expense was $6,186 and $5,013 for 1998

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
and 1997, respectively, and accumulated amortization was $17,597 and $11,411 at December 31, 1998 and 1997, respectively.

Organization costs are amortized over five years. Accumulated amortization was $11,450 and $9,081at December 31, 1998 and 1997, respectively.

INCOME TAXES

The Company accounts for income taxes using the liability method of accounting. Under the liablility method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. Notes payable to directors and others do not have a ready market, and cost is assumed to approximate fair value. The aggregate carrying value of these notes is $2,074,171 at December 31, 1998, with interest rates ranging from 9.25% to 10% and maturity dates ranging from March 5, 1999 through December 17, 2000.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs were approximately $241,777 and $127,000 for 1998 and 1997, respectively. The large increase is due to re-design of the protein gel and the completion of research on the DNA gel.

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

ADVERTISING COSTS

Advertising costs are expensed when incurred. Advertising expense amounted to $3,049 in 1998 and $4,601 in 1997.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Company has adopted the new standard in 1998, and it had no effect on the financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in the year 2000. Because the Company does not currently utilize derivative financial instruments, the adoption of the new statement is not expected to effect the Company's financial statements.

RECLASSIFICATIONS

Certain amounts that were reported in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


3. BANK LOAN AND NOTES PAYABLE

Notes payable to directors of $1,468,907 at December 31, 1998 are due at various dates from March 5, 1999 through December 17, 2000 and bear interest at rates from 9.25% to 10%.

Notes payable to others of $605,264 at December 31, 1998 are due $123,975 on demand and $481,289 at various dates from December 1, 1999 through December 17, 2000 and bear interest at rates from 9.25% to 10%.

Holders of notes payable were granted warrants to purchase 452,667 shares of common stock at $1.00 to $3.00 per share for up to three years from the dates of issuance. Certain of the notes payable include terms which permit the holder to be repaid in shares of common stock by exercising the warrants. If the holder so elects, the Company will grant additional common stock warrants for the same exercise price in an amount equivalent to 50% of the warrants exercised. No value has been assigned to the warrants.

Notes payable totaling $1,860,196 are convertible into common stock at prices ranging from $2.00 to $3.24. If converted, the Company will issue warrants at prices ranging from $2.50 to $4.00 equal to the number of shares issued through the conversion.

At December 31, 1998, the Company was delinquent on principal payments of $58,000 and interest payments of $123,158.

Future maturities of long term debt assuming the notes are not converted prior to maturity are as follows:

                            1999           1,260,159
                            2000             814,012
                                          ----------
                            Total         $2,014,171


4. DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) plan for substantially all employees. Company contributions are at the discretion of management. There were no Company contributions under the plan in 1998 or 1997.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

5. LEASE OBLIGATIONS

The Company has equipment under capital leases as follows:

                                         December 31,
                                    ---------------------
                                      1998          1997
                                    -------       -------
Cost                                $75,801       $75,801
Less accumulated amortization        26,530        11,370
                                    -------       -------

                                    $49,271       $64,431
                                    =======       =======

The Company rented a building for its office, research and development and manufacturing under a sub-lease agreement through October 1998. Starting in November 1998, the Company rents the same building under a five-year prime lease. Rent expense was $105,292 in 1998 and $112,700 in 1997.

                     Rent obligations:       1999      $110,042
                                             2000       114,792
                                             2001       119,542
                                             2002       124,292
                                             2003       106,875

6. CAPITAL STOCK TRANSACTIONS

During 1998, the Company issued 4,034 shares of common stock at price of $.6875 for directors fees. The Company also issued 12,191 and 50,000 shares of common stock at price of $.9843 and $.50, respectfully for compensation.

During 1997, the Company sold 82,500 shares of common stock at price of $2.00 per share in a private offering. Notes payable plus interest were converted to 197,581 shares of stock at prices ranging from $2.00 to $3.24 per share depending on the terms of the note. These investors were issued 292,419 warrants to purchase stock at $3.00 per share which expired on March 30, 1999.

7. INCOME TAXES

A reconciliation of income taxes computed at the U.S. federal statutory rate to the provision for income taxes is as follows:

                                                          1998           1997
                                                        ---------     ---------
Tax benefit at statutory rate                           $(437,000)    $(471,640)
Increase in valuation allowance on deferred tax asset     437,000       471,640
                                                        ---------     ---------

Provision for income taxes                              $   --        $   --
                                                        =========     =========

Deferred income taxes are provided to reflect the tax effects of temporary differences in the recognition of revenue and expense for tax and reporting purposes. Significant components of deferred tax assets at December 31, 1998 and 1997 are as follows:

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                                               1998               1997
                                            -----------        -----------
Deferred tax assets:

   Net operating loss carryforward          $ 2,536,640        $ 2,106,640
   Other, net                                    39,000             32,000
                                            -----------        -----------
                                              2,571,640          2,138,640

   Valuation allowance                       (2,575,640)        (2,138,640)
                                            -----------        -----------

       Net deferred tax assets              $     --           $     --
                                            ===========        ===========

For Federal income tax purposes, net operating loss carryovers total $7,460,000, which may be subject to significant change in ownership limitations, that, if not utilized, will expire between 2004 and 2013.


8. STOCK OPTIONS AND WARRANTS:

As of December 31, 1998 the following warrants are outstanding:

60,000 warrants exercisable at $1.50 related to debt issuances expiring at various dates from May 5, 1999 through May 21, 1999.

208,432 warrants exercisable at $3.00 related to debt issuances expiring at various dates from June 2, 1999 through October 28, 2000.

491,600 Class B warrants exercisable at $3.50 related to previous stock purchases expiring on September 30, 1999.

367,419 Class C warrants exercisable at $3.00 related to prior year stock issuances and debt issuances expiring on March 30, 1999.

285,000 Class C Series 2 warrants exercisable at $1.00 expiring April 30, 1999.

2,000 Class Y warrants exercisable at $.9687 expiring August 11, 2000.

There are 3,331,114 shares of common stock reserved for warrants and stock options.

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

During 1998, 100,250 (98,660 in 1997) options were granted with exercise prices between $.55 and $.9687 ($1.44 and $5.50 in 1997) and expire three, five or ten years from the date of grant. These options were exercisable upon grant. At December 31, 1998, 302,378 (202,728 at December 31, 1997) options were outstanding with a weighted average exercise price of $2.07 ($2.39 at December 31, 1997). No options were exercised during 1998 or 1997.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

9. MAJOR CUSTOMERS

Six customers accounted for 55% of sales in 1998 and two customers accounted for 58% of sales in 1997. Since the Company will not be able to cover its operating costs unless the customer base is increased, the loss of any of the major customers could have a material adverse effect on the Company.