Form 10QSB
period 1999-03-31
ZAXIS INTERNATIONAL INC
filed 1999-05-17
CIK 797542

FORM 10-QSB - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filings for the past 90 days. Yes[X] No []

As of March 31, 1999, there were 5,858,106 shares of Common Stock outstanding

                            ZAXIS INERNATIONAL. INC.
                                   FORM~1O~QSB

                                                                                                   Page No.

PART I. FINANCIAL INFORMATION

Item I  Financial Statements.
         Consolidated Balance Sheets                                                                     3

         Consolidated Statements of Operations:
                  Quarter ended March 31, 1999 and 1998                                                  4

           Notes to Consolidated Financial Statements                                                    5

Item 2. Management's Discussion and Analysis                                                            6-7

SIGNATURES                                                                                                8

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                      March 31     December 31,
                                                                        1999           1998
                                                                     -----------    -----------

Current assets:
      Cash                                                           $    15,110    $    49,327
      Restricted cash
      Accounts receivable, net                                             8,325         13,904
      Inventory                                                           53,346         64,738
      Prepaid expenses and other                                          27,367         29,671
                                                                     -----------    -----------
                   Total current assets                                  104,148        157,640
Property and equipment:
      Machinery and equipment                                            360,730        360,082
      Office equipment                                                   190,064        190,064
      Leasehold improvements                                              86,992         86,992
                                                                         637,786        637,138
      Less accumulated depreciation                                      424,853        400,731
                                                                     -----------    -----------
                                                                         212,933        236,407
Other assets:
      Patent costs                                                        38,167         37,910
      Organization costs                                                    --              395
                                                                     -----------    -----------
                                                                          38,167         38,305
                                                                     -----------    -----------
                   Total assets                                      $   355,249    $   432,352
                                                                     ===========    ===========
                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Current portion of lease obligations                           $    10,906    $    10,906
      Bank loan payable
      Notes payable to directors                                         784,895        784,895
      Notes payable                                                      471,928        475,264
      Accounts payable                                                   670,774        476,962
      Accrued expenses                                                   528,856        449,341
                                                                     -----------    -----------
                   Total current liabilities                           2,467,359      2,197,368

  Long term debt:
      Capitalized lease obligations                                       26,130         28,706
      Long term notes payable                                            130,000        130,000
      Long term notes directors                                          684,012        684,012
                                                                     -----------    -----------
                   Long term debt                                        840,142        842,718

Stockholders' equity:
      Common stock                                                        58,581         58,112
        $.01 par value, 12,000,000 shares authorized,
             5,858,106 and 5,811,216 shares issued and outstanding
      Additional paid-in capital                                       5,988,092      5,984,885
      Accumulated deficit                                             (8,998,925)    (8,650,731)
                                                                     -----------    -----------
                   Total stockholders' equity                         (2,952,252)    (2,607,734)
                                                                     --------------------------
                   Total liabilities and stockholders' equity        $   355,249    $   432,352
                                                                     ===========    ===========

See notes to consolidated financial statements

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED
                                                        MARCH 31
                                                --------------------------
                                                   1999             1998
                                                -----------    -----------
Net sales                                       $    47,948    $    49,784

Cost of goods sold                                  128,318        137,852

Selling, general and administrative expenses        218,320        171,778
                                                -----------    -----------
             Loss from operations                  (298,690)      (259,846)

Other income (expense):
  Interest income                                       150            233
  Miscellaneous income
  Loss on sale of asset
  Interest expense                                  (49,654)       (32,176)
                                                -----------    -----------
             Total other income (expense)           (49,504)       (31,943)
                                                -----------    -----------
             Net loss                           $  (348,195)   $  (291,789)
                                                ===========    ===========
Net loss per common share
              Basic                             $     (0.06)   $     (0.05)
                                                ===========    ===========
              Diluted                           $     (0.06)   $     (0.05)
                                                ===========    ===========
Weighted average number of shares outstanding
             Basic                                5,858,106      5,744,991
                                                ===========    ===========
             Diluted                              5,858,106      5,744,991
                                                ===========    ===========


 See notes to consolidated financial statements.

1.       BASIS OF PRESENTATION

The financial statements present the consolidated financial position and results of operations of Zaxis International Inc. (International) and Zaxis Inc. (Zaxis or the Company) its wholly-owned subsidiary.

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

As an interim report, the financial statements and notes thereto do not include all of the disclosures necessary for a full presentation of financial condition and operating results, and should be read in conjunction with the financial statements for the year ended December 31, 1998.

2.       LIQUIDITY

Zaxis incurred losses of $348,195 during the three months ended March 31, 1999, and $291,787 in the nine months ended March 31, 1999. During 1998, operations of the Company have been financed by loans from shareholders and private investors, members of the Board of Directors, and related persons and entities. The Company continues to rely upon these and related sources to sustain on-going operations, research, product development and sales development. The Company continues with other discussions regarding long-term debt and/or equity fundings. The Company will continue to be reliant upon investor fundings until the marketing of the Company's principal products can be brought to a level sufficient to support the operating requirements of the Company. These conditions cause doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities, which could result from the outcome of this uncertainty, are reflected in the financial statements.

3.     NET LOSS PER COMMON SHARE

The effects of outstanding options and warrants have not been included in the calculation of net less per share.

Item 2. Management's Discussion and Analysis.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Sales for the three months ended March 31, 1999, totaled $47,948 compared with $49,784 for 1998's first three months. Cost of goods sold for the months ended March 31, 1999, was $128,318, exceeding sales by $80,370. Cost of goods sold for the same period in 1998, was $137,852, exceeding sales by $88,068. Selling, general and administrative expenses were $218,320 for the three months ended March 31, 1999, up from $171,778 for the same period in 1998.

Financial Condition and Liquidity

The Company needs to secure immediate finacing to allow it to explore several opportunities from new products that are now available for market intorduction and to afford it time to build sales volumes of these new products to profitable levels. In the period required for product introduction and sales growth, the Company will need to satisfy obligations to current creditors. Pursuant to this need, the Company continues to seek interim funding.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      None of substantial nature.

Item 2(c). Changes in Securities  None

Item 3.  Default upon Senior Securities

         The company is more than 30 days past due on principal payment on three individual C series notes totaling $65,000. The Company is more than 30 days past due on interest payments on above referenced C series notes and 9 1/2% Convertible.

Item 4.  Submission of  Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item   6.  Exhibits and Reports on Form 8-K

      A. Exhibits:

         None

      B. Reports on Form 8-K during the Quarter Ended March 31, 1999:

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

                                              Zaxis International Inc.
                                              ------------------------
                                                    (Registrant)

May 17, 1999                                 BY: S/S Conaly Bedell
                                                 -----------------
                                             Conaly Bedell, President
                                             Chief Executive Officer

May 17, 1999                                 BY: S/S Conaly Bedell
                                                 -----------------
                                             Acting Accounting Officer