Form 10QSB/A
period 1999-03-31
ZAXIS INTERNATIONAL INC
filed 1999-05-19
CIK 797542

FORM 10-QSB/A - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                                 ----------------------
                                                                    1999        1998
                                                                 ---------    ---------
OPERATING ACTIVITIES:
Net loss                                                         $(348,195)   $(291,787)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                                   26,099       29,571
    Compensation due to stock option grants                          3,676
    Changes in operating assets and liabilities:
      Accounts receivable                                            5,578       29,078
     Changes in operating assets                                     1,820
      Inventory and prepaid expenses                                11,875        2,413
      Accounts payable and accrued expenses                         81,083       45,654
                                                                 ---------    ---------

           Cash used in operating activities                      (218,064)    (185,071)

 INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (648)      (6,386)
  Deposits
  Patent cost expenditures                                          (1,840)      (1,113)
                                                                 ---------    ---------

           Cash used in investing activities                        (2,488)      (7,499)

FINANCING ACTIVITIES:
  Proceeds from sales of common stock and exercise of warrants
  Net proceeds from notes payable                                  188,909      141,315
  Payments on capital lease obligations                             (2,575)      (2,217)
                                                                 ---------    ---------

           Cash provided by financing activities                   186,334      139,098
                                                                 ---------    ---------

Increase in cash                                                   (34,218)     (53,472)
Cash at beginning of period                                         49,327       81,410
                                                                 ---------    ---------

Cash at end of period                                            $  15,108    $  27,938
                                                                 =========    =========



Cash at end of period variance due to rounding.

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

2.       LIQUIDITY

Zaxis incurred losses of $348,195 during the three months ended March 31, 1999, and $291,787 in the nine months ended March 31, 1999. During 1999, operations of the Company have been financed by loans from shareholders and private investors, members of the Board of Directors, and related persons and entities. The Company continues to rely upon these and related sources to sustain on-going operations, research, product development and sales development. The Company continues with other discussions regarding long-term debt and/or equity fundings. The Company will continue to be reliant upon investor fundings until the marketing of the Company's principal products can be brought to a level sufficient to support the operating requirements of the Company. These conditions cause doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities, which could result from the outcome of this uncertainty, are reflected in the financial statements.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      None of substantial nature.

Item 2(c). Changes in Securities  None

Item 3.  Default upon Senior Securities

         The company is more than 30 days past due on principal payment on three individual C series notes totaling $65,000. The Company is more than 30 days past due on interest payments on above referenced C series notes and 9 1/2% Convertible notes in the amount of $241,288.52.

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

                                              Zaxis International Inc.
                                              ------------------------
                                                    (Registrant)

May 19, 1999                                 BY: S/S Conaly Bedell
                                                 -----------------
                                             Conaly Bedell, President
                                             Chief Executive Officer

May 19, 1999                                 BY: S/S Conaly Bedell
                                                 -----------------
                                             Acting Accounting Officer