Form 10QSB
period 1999-06-30
ZAXIS INTERNATIONAL INC
filed 1999-08-13
CIK 797542

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999



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




                                 (330) 650-0444
                         (Registrant's telephone number)




Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filings for the past 90 days. Yes[X] No []

As of June 30, 1999, there were 6,216,306 shares of Common Stock outstanding.

                            ZAXIS INTERNATIONAL INC.
                                   FORM-1O-QSB


                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998..............................  3

         Consolidated Statements of Operations:
                  Quarters ended June 30, 1999 and 1998.....................................................  4

                  Six Months ended June 30, 1999 and 1998...................................................  5

         Consolidated Statements of Stockholders' Deficiency................................................  6

         Consolidated Statements of Cash Flows..............................................................  7

         Notes to Consolidated Financial Statements.........................................................  8


Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations for the Six Months Ended June 30, 1999..................................  9


PART II. OTHER INFORMATION

         Item 1. Not Applicable

         Item 2. (c) Changes in Securities..................................................................  9

         Item 3. Defaults upon Senior Securities............................................................ 10

         Items 4-6.  Not Applicable


SIGNATURES.................................................................................................. 11

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                   ASSETS

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         1999                1998
                                                                                     ------------        ------------
                                                                                      (UNAUDITED)          (AUDITED)

CURRENT ASSETS:
       Cash                                                                          $   (17,712)        $    49,327
       Accounts receivable, net                                                           19,036              13,904
       Inventory                                                                          68,517              64,738
       Prepaid expenses and other                                                         27,367              29,671
                                                                                     -----------         -----------
             Total current assets                                                         97,208             157,640

PROPERTY AND EQUIPMENT:
       Machinery and equipment                                                           360,730             360,082
       Office equipment                                                                  190,064             190,064
       Leasehold improvements                                                             86,992              86,992
                                                                                     -----------         -----------
                                                                                         637,786             637,138
       Less accumulated depreciation                                                     448,975             400,731
                                                                                     -----------         -----------
                                                                                         188,811             236,407
OTHER ASSETS:
       Patent costs                                                                       36,579              37,910
       Organization costs                                                                     --                 395
                                                                                     -----------         -----------
                                                                                          36,579              38,305
                                                                                     -----------         -----------

             TOTAL ASSETS                                                            $   322,598         $   432,352
                                                                                     ===========         ===========

                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
       Current portion of lease obligations                                          $    11,753         $    10,906
       Notes payable to directors                                                      1,015,195             784,895
       Notes payable                                                                     306,928             475,264
       Accounts payable                                                                  582,149             476,962
       Accrued expenses                                                                  565,717             449,341
                                                                                     -----------         -----------
             Total current liabilities                                                 2,481,742           2,197,368

  LONG TERM LIABILITIES:
       Capitalized lease obligations                                                      22,609              28,706
       Notes payable                                                                          --             130,000
       Notes payable to directors                                                        613,712             684,012
                                                                                     -----------         -----------
             Total long term liabilites                                                  636,321             842,718

STOCKHOLDERS' DEFICIENCY:
       Common stock                                                                       63,737              58,112
         $.01 par value, 12,000,000 shares authorized,
              6,373,667 shares issued and issuable at June 30, 1999
              5,811,216 shares issued and outstanding at December 30, 1998
       Additional paid-in capital                                                      6,498,497           5,984,885
       Accumulated deficit                                                            (9,357,699)         (8,650,731)
                                                                                     -----------         -----------
             Total stockholders' deficiency                                           (2,795,465)         (2,607,734)
                                                                                     -----------         -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $   322,598         $   432,352
                                                                                     ===========         ===========

See notes to consolidated financial statements

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                               THREE MONTHS ENDED
                                                                                      JUNE 30
                                                                          -------------------------------
                                                                             1999                1998
                                                                          -----------         -----------
Net sales                                                                 $    44,203         $    45,604

Operating Costs:
     Cost of goods sold                                                       132,680             143,448
     Selling, general, administrative and research expenses                   220,698             209,954
                                                                          -----------         -----------
                                                                              353,378             353,402
                                                                          -----------         -----------

        Loss from operations                                                 (309,175)           (307,798)

Other income (expense):
     Interest expense                                                         (49,654)            (43,242)
     Other, net                                                                    55               6,112
                                                                          ===========         ===========

        Total other income (expense)                                          (49,599)            (37,130)
                                                                          -----------         -----------

        Net loss                                                          $  (358,774)        $  (344,928)
                                                                          ===========         ===========

Net loss per common share -- Basic and Diluted                            $     (0.06)        $     (0.06)
                                                                          ===========         ===========


Weighted average number of shares outstanding -- Basic and Diluted          6,373,667           5,762,360
                                                                          ===========         ===========


See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30
                                                                          -------------------------------
                                                                              1999               1998
                                                                          -----------         -----------
Net sales                                                                 $    92,151         $    95,388

Operating Costs:
      Cost of goods sold                                                      260,998             281,300
      Selling, general, administrative and research expenses                  439,019             381,732
                                                                          -----------         -----------
                                                                              700,017             663,032
                                                                          -----------         -----------

          Loss from operations                                               (607,866)           (567,644)

Other income (expense):
      Other, net                                                                  206               6,345
      Interest expense                                                        (99,308)            (75,418)
                                                                          -----------         -----------

          Total other income (expense)                                        (99,102)            (69,073)
                                                                          -----------         -----------

          Net loss                                                        $  (706,968)        $  (636,717)
                                                                          ===========         ===========

Net loss per common share -- Basic and Diluted                            $     (0.12)        $     (0.11)
                                                                          ===========         ===========


Weighted average number of shares outstanding -- Basic and Diluted          6,115,886           5,762,360
                                                                          ===========         ===========


See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY




                                                          COMMON STOCK
                                                     ----------------------      ADDITIONAL                              TOTAL
                                                     NUMBER OF    STATED OR       PAID-IN          ACCUMULATED       STOCKHOLDERS'
                                                      SHARES      PAR VALUE       CAPITAL            DEFICIT          DEFICIENCY
                                                     ---------   ----------      -----------       -----------       -------------
Balance at December 31, 1998                         5,811,216   $   58,112      $ 5,984,885       $(8,650,731)      $(2,607,734)


    Sales of shares, including conversion of
          notes payable                                551,733        5,518          510,043                             515,561

    Shares issued due to stock option grants            10,718          107            3,569                               3,676

    Net loss for the period                                                                           (706,968)         (706,968)
                                                     ---------   ----------      -----------       -----------       -----------

Balance at June 30, 1999                             6,373,667   $   63,737      $ 6,498,497       $(9,357,699)      $(2,795,465)






See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             SIX MONTHS ENDED             TWELVE MONTHS ENDED
                                                                  JUNE 30,                     DECEMBER 31,
                                                             ----------------             -------------------
                                                                   1999                           1998
                                                             ----------------             -------------------
                                                                (UNAUDITED)                     (AUDITED)

OPERATING ACTIVITIES:
Net loss                                                       $   (706,968)                 $  (1,285,053)
Adjustments to reconcile net loss to cash
 used in operating activities:
   Depreciation and amortization                                     49,970                        119,678
   Compensation due to stock option grants                            3,676                         39,773
   Changes in operating assets and liabilities:
     Accounts receivable                                             (5,132)                        25,167
     Inventory and prepaid expenses                                  (1,475)                        (1,181)
     Accounts payable and accrued expenses                          221,563                        273,463
                                                               ------------                  -------------

               Cash used in operating activities                   (438,366)                      (828,153)

INVESTING ACTIVITIES:
 Purchase of property and equipment                                    (648)                        (7,569)
 Patent cost expenditures                                                --                         (2,243)
                                                               ------------                  -------------

               Cash used in investing activities                       (648)                        (9,812)

FINANCING ACTIVITIES:
 Proceeds from sales of common stock                                515,561                             --
 Net proceeds from notes payable                                   (138,336)                       815,272
 Payments on capital lease obligations                               (5,250)                        (9,390)
                                                               ------------                  -------------

               Cash provided by financing activities                371,975                        805,882

Increase (Decrease) in cash                                         (67,039)                       (32,083)
Cash at beginning of period                                          49,327                         81,410
                                                               ------------                  -------------

Cash at end of period                                          $    (17,712)                 $      49,327
                                                               ============                  =============


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

As an interim report, the financial statements and notes thereto do not include all of the disclosures necessary for a full presentation of financial condition and operating results, and should be read in conjunction with the consolidated financial statements and footnotes included in the annual report on Form 10-KSB for the year ended December 31, 1998.

2.       COMMON STOCK AND WARRANTS

During the six months ended June 30, 1999, Zaxis International Inc., in connection with an ongoing private offering of securities, obtained subscriptions for a total of 515,561 units at $1.00 per unit; each unit consisting of one share of common stock and Class Z, Series Z-3, Z-4, Z-5, and Z-6 Warrants entitling the holder in the aggregate to purchase one additional share of common stock. As of June 30, 1999, $191,553 had been received in cash and $324,008 of principal and accrued interest of notes payable had been converted; also, as of that date, 358,200 shares of common stock had actually been issued and the balance of 157,361 shares were still to be issued.

3.       LIQUIDITY

Zaxis incurred losses of $706,968 during the six months ended June 30, 1999, and $636,717 in 1998. The operations of the Company have been financed mainly by loans from companies and individuals associated with members of the Board of Directors.

The Company continues to rely upon these sources to sustain on-going operations, research, production development and sales development. Discussions have been conducted with potential new investors for long-term debt or equity funding. The Company will necessarily be reliant upon such sources of funding until the marketing of the companies' principal products can be brought to a level sufficient to support the operating requirements of the Company. These conditions cause doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities which could result from the outcome of this uncertainty are reflected in the financial statements.

4.       NET LOSS PER COMMON SHARE

The effects of outstanding options and warrants have not been included in the calculation of net loss per share.

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended June 30, 1999.

RESULTS OF OPERATIONS

Sales for the second quarter totaled $44,203 as compared with $45,604 for 1998's second quarter. Sales for the six months ended June 30, 1999, were $92,151 as compared to $95,388 for the same period last year.

Operating costs were $353,378 for the second quarter of 1999 as compared with $353,402 for the same period last year. Operating costs for the six months ended June 30, 1999, were $700,017 as compared with $663,032 for the first six months of 1998.

Interest expense increased due to increased borrowings.

Net loss for the second quarter amounted to $358,774 as compared to a net loss of $344,928 for the same quarter of 1998. The net loss for the six months ended June 30, 1999, was $706,968 and compares to a net loss of $636,717 for the same period last year.

FINANCIAL CONDITION AND LIQUIDITY

Cash used for operations amounted to $438,366 for the six months ended June 30, 1999. Plant and equipment expenditures amounted to only $648. Cash provided from financing activities, including the sale of additional unregistered securities amounted to $371,975 for the six months ended June 30, 1999. The Company is reliant upon investors to provide funds for operations and is working to maintain steady relations with its creditors while it strives to improve sales volumes and to demonstrate that the Company can be successful.

The Company needs to secure additional immediate financing to allow it to explore several opportunities from new products that are now available for market introduction and to afford it time to build sales volumes of these new products to profitable levels. In the period required for product introduction and sales growth, the Company will also need to satisfy obligations to current creditors. Pursuant to this need, the Company continues to seek interim and long-term debt or equity funding.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      None of substantial nature.

Item 2(c). Changes in Securities--Recent Issuances of Unregistered Securities

         During the period ended June 30, 1999, in transactions exempt from registration, Zaxis International Inc. sold 515,561 shares (of which 157,361 shares were still to be issued as of June 30, 1999) of Common Stock valued at $1.00 per share in exchange for cash ($191,553) and Convertible

Notes and related accrued interest ($324,008). In addition, 10,718 shares of Common Stock were issued due to the exercise of stock option grants.

Item 3.  Default upon Senior Securities

         The company is more than 30 days past due on principal payment on three individual C series notes totaling $65,000. The Company is more than 30 days past due on interest payments on above referenced C series notes and 9 1/2% Convertible notes in the aggregate amount of $252,090.

Item 4.  Submission of Matters to a Vote of Security Holder

          No matters were submitted to a vote of security holders during the six months ended June 30, 1999.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits:

         None

     B.  Reports on Form 8-K during the Quarter Ended June 30, 1999:

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereunto duly authorized.



                                                Zaxis International Inc.
                                                ------------------------
                                                (Registrant)


August  12, 1999                                BY: S/S Conaly Bedell
                                                   ------------------
                                                Conaly Bedell, President
                                                Chief Executive Officer


August 12, 1999                                 BY: S/S Roger A. Kittelson
                                                   -----------------------
                                                Roger A. Kittelson
                                                Director of Finance
                                                (Principal Accounting Officer)