Form 10QSB
period 1999-09-30
ZAXIS INTERNATIONAL INC
filed 1999-11-30
CIK 797542

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999



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




Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filings for the past 90 days. Yes[X] No [ ]

As of September 30, 1999, there were 6,291,306 shares of Common Stock outstanding.

                            ZAXIS INTERNATIONAL INC.
                                   FORM-1O-QSB

                                      INDEX

                                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998...................3
         Consolidated Statements of Operations:
                  Quarters ended September 30, 1999 and 1998.................................4

                  Nine Months ended September 30, 1999 and 1998..............................5

          Consolidated Statements of Stockholders' Deficiency................................6

          Consolidated Statements of Cash Flows..............................................7

           Notes to Consolidated Financial Statements........................................8


Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations for the Nine Months Ended September 30, 1999.............9


PART II.  OTHER INFORMATION

         Item 1.  Not Applicable

         Item 2. (c)  Changes in Securities..................................................9

         Item 3.  Defaults upon Senior Securities...........................................10

         Item 4.  Not Applicable

         Item 5.  Other Information ........................................................10

         Item 6.  Exhibits and Reports on Form 8-K .........................................11


SIGNATURES..................................................................................11

EXHIBIT.....................................................................................12

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                   1999             1998
                                                                               -------------     ------------
                                                                                (UNAUDITED)        (AUDITED)

 CURRENT ASSETS:
       Cash                                                                     $    12,298      $    49,327
       Accounts receivable, net                                                      39,271           13,904
       Inventory                                                                     83,463           64,738
       Prepaid expenses and other                                                    27,367           29,671
                                                                                -----------      -----------
             Total current assets                                                   162,399          157,640
PROPERTY AND EQUIPMENT:
       Machinery and equipment                                                      362,231          360,082
       Office equipment                                                             190,064          190,064
       Leasehold improvements                                                        86,992           86,992
                                                                                -----------      -----------
                                                                                    639,287          637,138
       Less accumulated depreciation                                                472,566          400,731
                                                                                -----------      -----------
                                                                                    166,721          236,407
OTHER ASSETS:
       Patent costs                                                                  35,019           37,910
       Organization costs                                                                --              395
                                                                                -----------      -----------
                                                                                     35,019           38,305
                                                                                -----------      -----------

             TOTAL ASSETS                                                       $   364,139      $   432,352
                                                                                ===========      ===========

                                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                   ----------------------------------------

CURRENT LIABILITIES:
       Current portion of lease obligations                                     $    11,742      $    10,906
       Notes payable to directors                                                 1,157,987          784,895
       Notes payable                                                                306,928          475,264
       Accounts payable                                                             577,910          476,962
       Accrued expenses                                                             670,063          449,341
                                                                                -----------      -----------
             Total current liabilities                                            2,724,630        2,197,368

  LONG TERM LIABILITIES:
       Capitalized lease obligations                                                 19,845           28,706
       Notes payable                                                                     --          130,000
       Notes payable to directors                                                   613,712          684,012
                                                                                -----------      -----------
             Total long term liablilites                                            633,557          842,718

STOCKHOLDERS' DEFICIENCY:
       Common stock                                                                  64,637           58,112
         $.01 par value, 12,000,000 shares authorized,
              6,463,667 shares issued and issuable at June 30, 1999
              5,811,216 shares issued and outstanding at December 30, 1998
       Additional paid-in capital                                                 6,590,285        5,984,885
       Accumulated deficit                                                       (9,648,970)      (8,650,731)
                                                                                -----------      -----------
             Total stockholders' deficiency                                      (2,994,048)      (2,607,734)
                                                                                -----------      -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $   364,139      $   432,352
                                                                                ===========      ===========


See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                       ---------------------------
                                                                           1999             1998
                                                                       -----------      -----------

Net sales                                                              $    84,345      $    58,130

Operating Costs:
     Cost of goods sold                                                     98,974          129,098
     Selling, general, administrative and research expenses                227,006          203,232
                                                                       -----------      -----------
                                                                           325,980          332,330
                                                                       -----------      -----------

        Loss from operations                                              (241,635)        (274,200)

Other income (expense):
     Interest expense                                                      (49,653)         (41,819)
     Other, net                                                                 17              550
                                                                       -----------      -----------

        Total other income (expense)                                       (49,636)         (41,269)
                                                                       -----------      -----------

        Net loss                                                       $  (291,271)     $  (315,469)
                                                                       ===========      ===========

Net loss per common share -- Basic and Diluted                         $     (0.05)     $     (0.05)
                                                                       ===========      ===========


Weighted average number of shares outstanding -- Basic and Diluted       6,463,667        5,763,299
                                                                       ===========      ===========


See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                       ----------------------------
                                                                           1999            1998
                                                                       -----------      -----------

Net sales                                                              $   176,496      $   153,518

Operating Costs:
      Cost of goods sold                                                   359,972          410,398
      Selling, general, administrative and research expenses               666,025          584,963
                                                                       -----------      -----------
                                                                         1,025,997          995,361
                                                                       -----------      -----------

          Loss from operations                                            (849,501)        (841,843)

Other income (expense):
      Interest expense                                                    (148,961)        (117,237)
      Other, net                                                               223            6,894
                                                                       -----------      -----------

          Total other income (expense)                                    (148,738)        (110,343)
                                                                       -----------      -----------

          Net loss                                                     $  (998,239)     $  (952,186)
                                                                       ===========      ===========

Net loss per common share -- Basic and Diluted                         $     (0.16)     $     (0.17)
                                                                       ===========      ===========


Weighted average number of shares outstanding -- Basic and Diluted       6,231,813        5,763,299
                                                                       ===========      ===========


See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                         COMMON STOCK
                                                 ----------------------------      ADDITIONAL                         TOTAL
                                                  NUMBER OF        STATED OR         PAID-IN       ACCUMULATED     STOCKHOLDERS'
                                                   SHARES          PAR VALUE         CAPITAL         DEFICIT        DEFICIENCY
                                                 -----------      -----------      -----------     -----------      -----------
Balance at December 31, 1998                       5,811,216      $    58,112      $ 5,984,885     $(8,650,731)     $(2,607,734)

    Sales of shares, including conversion of
           notes payable                             641,733            6,418          601,831                          608,249

    Shares issued due to stock option grants          10,718              107            3,569                            3,676

     Net loss for the period                                                                          (998,239)        (998,239)
                                                 -----------      -----------      -----------     -----------      -----------

Balance at September 30, 1999                      6,463,667      $    64,637      $ 6,590,285     $(9,648,970)     $(2,994,048)



See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                   NINE MONTHS ENDED  TWELVE MONTHS ENDED
                                                     SEPTEMBER 30,        DECEMBER 31,
                                                     ------------        -------------
                                                         1999                1998
                                                     ------------        ------------
                                                     (UNAUDITED)           (AUDITED)
Operating activities:
Net loss                                             $  (998,239)         $(1,285,053)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                         76,020              119,678
    Compensation due to stock option grants                3,676               39,773
    Changes in operating assets and liabilities:
      Accounts receivable                                (25,367)              25,167
      Inventory and prepaid expenses                     (16,421)              (1,181)
      Accounts payable and accrued expenses              321,666              273,463
                                                     -----------          -----------

           Cash used in operating activities            (638,665)            (828,153)

 INVESTING ACTIVITIES:
  Purchase of property and equipment                      (2,149)              (7,569)
  Patent cost expenditures                                  (897)              (2,243)
                                                     -----------          -----------

           Cash used in investing activities              (3,046)              (9,812)

FINANCING ACTIVITIES:
  Proceeds from sales of common stock                    608,253                   --
  Net proceeds from notes payable                          4,453              815,272
  Payments on capital lease obligations                   (8,024)              (9,390)
                                                     -----------          -----------

           Cash provided by financing activities         604,682              805,882
                                                     -----------          -----------

Increase (Decrease) in cash                              (37,029)             (32,083)
Cash at beginning of period                               49,327               81,410
                                                     -----------          -----------

Cash at end of period                                $    12,298          $    49,327
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

Zaxis Inc. was founded in 1989 as a privately held Ohio corporation. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company (InFerGene). InFerGene was an inactive publicly traded Delaware corporation founded in 1985. Neither InFerGene nor its subsidiary had any assets or liabilities. The merger, for accounting purposes, was a reverse acquisition in which Zaxis acquired InFerGene. The acquisition was accounted for as a purchase with no value assigned to InFerGene. InFerGene then changed its name to Zaxis International Inc. The financial statements include the operations of Zaxis for all periods presented and the operations of International since the date of acquisition. All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The consolidated balance sheet and consolidated statements of cash flow at December 31, 1998 have been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

2.       COMMON STOCK AND WARRANTS
During the nine months ended Septermber 30, 1999, Zaxis International Inc., in connection with an ongoing private offering of securities, obtained subscriptions for a total of 608,249 units at $1.00 per unit; each unit consisting of one share of common stock and Class Z, Series Z-3, Z-4, Z-5, and Z-6 Warrants entitling the holder in the aggregate to purchase one additional share of common stock. As of September 30, 1999, $284,241 had been received in cash and $324,008 of principal and accrued interest of notes payable had been converted; also, as of that date, 435,888 shares of common stock had actually been issued and the balance of 172,361 shares were still to be issued.

3.       LIQUIDITY
Zaxis incurred losses of $998,239 during the nine months ended September 30, 1999, and $952,186 in 1998. The operations of the Company have been financed mainly by loans from companies and individuals associated with members of the Board of Directors.

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


                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine- Months Ended September 30, 1999.

RESULTS OF OPERATIONS

Sales for the third quarter totaled $84,345 as compared with $58,130 for 1998's third quarter. Sales for the nine months ended September 30, 1999, were $176,496 as compared to $153,518 for the same period last year.

Operating costs were $325,980 for the third quarter of 1999 as compared with $332,330 for the same period last year. Operating costs for the nine months ended September 30, 1999, were $1,025,997 as compared with $995,361 for the first nine months of 1998.

Interest expense increased due to increased borrowings.

Net loss for the third quarter amounted to $291,271 as compared to a net loss of $315,469 for the same quarter of 1998. The net loss for the nine months ended September 30, 1999, was $998,239 and compares to a net loss of $952,186 for the same period last year.

FINANCIAL CONDITION AND LIQUIDITY

Cash used for operations amounted to $638,665 for the nine months ended September 30, 1999. Plant and equipment expenditures amounted to $2,149. Cash provided from financing activities, including the sale of additional unregistered securities amounted to $604,682 for the nine months ended September 30, 1999. The Company is reliant upon investors to provide funds for operations and is working to maintain steady relations with its creditors while it strives to improve sales volumes and to demonstrate that the Company can be successful.

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

Item 2(c). Changes in Securities--Recent Issuances of Unregistered Securities

         During the period ended September 30, 1999, in transactions exempt from registration, Zaxis International Inc. sold 608,249 shares (of which 172,361 shares were still to be issued as of September 30, 1999) of Common Stock valued at $1.00 per share in exchange for cash ($284,241) and Convertible Notes and related accrued interest ($324,008). In addition, 10,718 shares of Common Stock were issued as a result of the exercise of stock options.

Item 3. Default upon Senior Securities

         The company is more than 30 days past due on principal payment on three individual C series notes totaling $65,000. The Company is more than 30 days past due on interest payments on above referenced C series notes and 9 1/2% Convertible notes in the aggregate amount of $301,743. The Company is more than 30 days past due on $475,000 on principal on various notes, plus interest, due to MML Manangement Ltd., and Australian based investment firm, and to funds managed by MML. The management of MML is a related party. The Managing Partner of MML is Alan Scott, who is a director of Zaxis and is Managing Director of Progen Industries Ltd., the largest single shareholder in the Company. The other partner in MML is Craig Jones, also a director of Zaxis. Included in the notes in default is an MML loan of $65,000 secured by the Company's accounts receivable and a patent owned by the Company.

Item 4.  Submission of  Matters to a Vote of Security Holder

          No matters were submitted to a vote of security holders during the nine months ended September 30, 1999.

Item 5.  Other Information

         Subsequent Events

         The Company, the Directors of the Company, and the principal executive of the Company have entered into a multi-step agreement that provides for additional funding and board and management changes for the Company.

         The agreement, styled Termination of Consulting Agreement and Full and Final Release, provides for additional funding to the Company of $390,000 by mid-December. The Company has received $90,000 of this amount. The agreement was approved at the November 15, 1999 board meeting and subsequently amended by Unanimous Written Consent Resolution dated November 21, 1999.

         For the Agreement to be effective, the Company must receive new fundings of $90,000 in 90-day loans with conversion rights and $300,000 in new equity funds. The $90,000 in notes funding had to be, and was completed by November 29 for the Agreement to remain in effect. The $300,000 in equity funding must be completed no later than the 11th day after the date of a revised confidential offering memorandum for the Agreement to remain in effect. The Company anticipates that this revised Confidential Offering Memorandum will be issued by December 1, 1999.

         If the funding levels in the Agreement are met and the other conditions in the Agreement are met, then the President/Chief Executive Officer will resign and the present five members of the Board of Directors will resign and elect a new Board of five directors. The Directors have agreed that no current board member will be elected to the successor board. The new board will be charged with selection of a principal executive officer. All Directors have signed the Agreement and have submitted their resignations in writing, to be effective upon the satisfaction of the conditions described in the Agreement, a copy of which is the exhibit on pages 12-16.

         The Agreement does not provide for alternative action if the additional funding, which required to maintain operations, is not provided.

Item   6.  Exhibits and Reports on Form 8-K

       A.       Exhibits:

                Termination of Consulting Agreement and Full and Final Release

        B.      Reports on Form 8-K during the Quarter Ended September 30, 1999:

                None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereunto duly authorized.


                                                     Zaxis International Inc.
                                                     ---------------------------
                                                     (Registrant)


November 30, 1999                                    BY: S/S Conaly Bedell
                                                         -----------------------
                                                     Conaly Bedell, President
                                                     Chief Executive Officer

                       TERMINATION OF CONSULTING AGREEMENT
                           AND FULL AND FINAL RELEASE

        (As amended by November 21, 1999 Unanimous Written Action of the
                              Board of Directors)

         In consideration of the performance of the agreements set forth below, each of Conaly Bedell of 720 South 25th Street, Fort Smith, Arkansas 72901 ("BEDELL"), Bedell Inc., an Arkansas corporation with an office at 720 South 25th Street, Fort Smith, Arkansas 72901 ("CONSULTANT", for convenience BEDELL and BEDELL INC are sometimes referred to collectively as "BEDELL") for himself, itself and, as appropriate, his or its heirs, personal representatives, successors and assigns and ZAXIS International, Inc., a Delaware corporation with its principal office at 1890 Georgetown, Road, Hudson Ohio 44236 ("ZAXIS"), for itself, its individual directors, and its successors and assigns, fully and forever releases, acquits and discharges the other(s) and their respective officers, directors, agents, representatives, subsidiaries, divisions, affiliated companies (including ZAXIS, Inc.), successors, assigns, heirs and personal representatives, from any and all claims, demands, actions and causes of action of every kind, nature or description which any of them may have had, may now have or may hereafter have against the other(s) by reason of any matter, cause, act or omission arising out of or in connection with BEDELL's performance of services under the Consulting Agreement between CONSULTANT and ZAXIS, dated February 5, 1997 ("Consulting Agreement") (but not the performance of obligations under this Agreement), including Conaly Bedell's services as a director, chairman of the board, president and chief executive officer of ZAXIS and/or the termination of the Consulting Agreement, including but not limited to:

         (a) claims, actions, causes of action or liabilities and/or any other federal, state, or local statute, law, ordinance or regulation; and/or

         (b) any other claim whatsoever including, but not limited to, claims based upon breach of contract, wrongful termination, defamation, intentional infliction of emotional distress, negligence and/or any other common law, statutory or other claim whatsoever arising out of or relating to BEDELL's performance under the Consulting Agreement and/or the termination thereof.

         1. TERMINATION OF CONSULTING AGREEMENT. ZAXIS and BEDELL agree that the Consulting Agreement, as modified by this Agreement, will terminate on the thirtieth day after the date of this Agreement or such other date as may be agreed by BEDELL and the then current senior officer of ZAXIS ("Termination Date") and that performance by the parties of his or its obligations under this Agreement constitutes full satisfaction of all claims and obligations under the Consulting Agreement. Until the Termination Date, BEDELL will continue to provide services under the Consulting Agreement as requested by the then senior officer of ZAXIS, but Conaly Bedell shall not be required to make more than two trips outside Fort Smith, Arkansas. Notwithstanding the termination of the Consulting Agreement, the provisions of Section 3, 4, 5, 6 and 8 of the Consulting Agreement shall apply to both Conaly Bedell and CONSULTANT and shall survive termination in accordance with their terms.
         2. RESIGNATION. Conaly Bedell's execution of this Agreement constitutes Conaly Bedell's resignation as a director, chairman of the board, president and chief executive officer of ZAXIS, effective on the date that the last of the following are delivered as follows:

         (a) to Conaly Bedell:

         1. Promissory Note in principal amount of $60,000 as described in
Section 6 (b)

         2.       Letter of credit described in Section 6 (b)

         3.       Grants of stock options described in Section 5

         4. Executed letter addressed to Zaxis transfer agent directing the issuance of 6,000 shares of Common Stock of Zaxis as described in Section 6 (b)

         5. Executed letter addressed to Zaxis' transfer agent directing the issuance of 12,191 shares of Common Stock of Zaxis as described in Section 7 (a)

         6. Zaxis shall have received the following:

                  (A) A written commitment to provide Fifty Thousand Dollars ($50,000) of funding by the end of business (5:00 p.m. EST) on Tuesday, November 16, 1999;

                  (B) Pursuant to the commitment in Section 2 (a) 6. (A): (i) Fifty Thousand Dollars ($50,000) in immediately available funds by noon on Monday, November 22, 1999, such funding to be evidenced by the issuance by Zaxis of one or more notes in the aggregate principal amount of Fifty Thousand Dollars ($50,000) bearing simple annual interest at a rate not to exceed Ten Percent (10%) per annum ("November 22 Note(s)"); and (ii) as an additional condition on the effectiveness of this Agreement, Zaxis shall have received an additional Forty Thousand Dollars ($40,000) in immediately available funds by noon on Monday, November 29, 1999, such funding to be evidenced by the issuance by Zaxis of one or more notes in the form of the Note in aggregate principal amount of Forty Thousand Dollars ($50,000) ("November 29 Note(s)"); and the officers of the Company are authorized to deliver to the providers of such funding the written agreement of Zaxis to permit the lender(s): (i) to convert the November 22 Note(s) on the terms of the current Confidential Offering Memorandum and to purchase an additional Fifty Thousand Dollars ($50,000) of securities of Zaxis on the terms of the current Confidential Offering Memorandum within ninety (90) days after the lender(s) convert the November 22 Note(s) in payment of such securities; and (ii) to convert the November 29 Note(s) on the terms of the current Confidential Offering Memorandum and to purchase an additional Forty Thousand Dollars ($40,000) of securities of Zaxis on the terms of the current Confidential Offering Memorandum within ninety (90) days after the lender(s) convert the November 29 Note(s) in payment of such securities; and

                  (C ) No less than Three Hundred Thousand Dollars ($300,000) in new equity funding by Noon on the eleventh calendar day following the date shown as the date of a revised Confidential Offering memorandum which includes the Company's 10-Q report for the quarter ending September 30, 1999 as filed with the Securities and Exchange Commission.

         7. The written resignations of each of Directors Leonard A. Duval, Craig Jones, Alan Scott and Calvin Wible, such resignations by their terms to be effective upon the holding of a meeting of the Board of Directors at which each of the five current Directors of Zaxis resigns upon the election as a director of a successor (who shall not be one of the five current Directors) to be nominated by the resigning Director and in the form of Exhibit A to this Agreement. At the meeting held pursuant to the foregoing resignations, Conaly Bedell shall deliver the four resignations to the Corporate Secretary for retention with the Zaxis minute book. By their execution of this Agreement each of Conaly Bedell, Leonard A. Duval, Craig Jones, Alan Scott and Calvin Wible agrees that the first order of business at the Board meeting to be held as soon as the funding described in Section 2. (a) 6 has been received by Zaxis (or as soon thereafter as a quorum is available) will be the election of new Directors and that he will vote for the successor Director nominated by each other Director (provided that none of the nominees for election is a current director). In light of the resignation of the Chairman, the meeting will be convened by the Corporate Secretary who will act as chairman until a new board is elected and has elected a chairman of the Board.

         (b) To James J. Branagan, counsel for Zaxis, the four executed checks dated as described in Section 6 (a). Mr. Branagan is hereby directed to mail these checks to Conaly Bedell at the address listed above two days before the respective dates on which the checks are payable.

         3. TERMS CONFIDENTIAL. The parties understand and agree that the terms of the Agreement, including the payments made to BEDELL, will be confidential and will not be divulged to any third party other than his or its attorney and other professional advisors without the prior written consent of the other party.

         4. NO ANNOUNCEMENTS. No party will issue written or oral communications derogatory of the other. No party will issue any written or oral communication regarding this Agreement, except for accurate statements made pursuant to regulatory (including Securities Exchange Commission) requirements, to subpoena or interrogation by governmental agencies.

         5. STOCK OPTIONS. Conaly Bedell currently holds options to purchase 54,578 shares of Common Stock of ZAXIS, which number includes stock options earned by Conaly Bedell for services through June 30, 1999 under Section 2.(b) of the Consulting Agreement. For services from July 1, 1999 through November 15, 1999 Conaly Bedell is entitled to options to purchase 11,485 additional shares of Common Stock of Zaxis. For services to be rendered by BEDELL between November 15, 1999 and the Termination Date, Zaxis shall issue to Conaly Bedell additional options for 1,000 shares of Common Stock of Zaxis pursuant to Section 2.(b) of the Consulting Agreement. None of the foregoing options to purchase Common Stock of Zaxis shall be affected by this Agreement.

         6. PAYMENT. Zaxis shall make the following payments to BEDELL:

         (a). FUTURE CONSULTING SERVICES. For services to be rendered under the Consulting Agreement between the date hereof and the Termination Date, Ten Thousand Dollars ($10,000) payable in four equal installments of Two Thousand Five Hundred Dollars

         ($2,500) payable on each of November 19, 1999, November 26, 1999, December 3, 1999 and December 10, 1999.

         (b). PAST CONSULTING SERVICES. For services rendered under the Consulting Agreement prior to the date hereof, Sixty Thousand Dollars ($60,000) and Six Thousand shares of Common Stock of Zaxis ("Termination Amount"). The Termination Amount shall be paid by the delivery to BEDELL of: (1) a promissory note of Zaxis ("Note") in principal amount equal to Sixty Thousand Dollars, and shall bear interest on the unpaid balance from time to time outstanding at the simple annual rate equal to the prime rate of interest charged by KeyBank of Cleveland and (2) Six Thousand shares of Common Stock of Zaxis. Principal on the Note shall to be paid in twenty four equal installments of Two Thousand Five Hundred Dollars ($2,500) commencing on the Termination Date and thereafter on the same date in each of the following twenty-three months. Each monthly payment shall include interest on the unpaid balance. The Note shall be secured by a letter of credit issued by a national bank in favor of BEDELL in amount equal to the original principal amount of the Note and shall provide that upon the issuing bank's receipt of written evidence of default in the payment of principal or interest under the Note, the issuing bank will pay to BEDELL the unpaid principal amount of the Note. The letter of credit shall be delivered at the time of execution of this Agreement. Upon the written consent of the parties, other security may be substituted for the letter of credit.

         7.  OTHER MATTERS.

         (a) ISSUANCE OF SHARE CERTIFICATE. Within fifteen days after the execution of this agreement ZAXIS shall cause the transfer agent to issue to Conaly Bedell a certificate for Twelve Thousand One Hundred Ninety-One (12,191) shares of Common Stock of ZAXIS, the issuance of which was previously approved and authorized, but which has not been completed.

         (b) DELIVERY OF PROPERTY. Upon execution of this Agreement BEDELL shall deliver to ZAXIS all property of any type or kind owned by or leased to ZAXIS.

         (c) THIRD PARTY RELEASE. Commencing on the date of execution of this Agreement ZAXIS shall use its best efforts to arrange for the execution of a mutual release by Conaly Bedell and John Russo, which release shall follow the general form of the release in the first paragraph of this Agreement.

         (d) INDEMNIFICATION. The parties acknowledge and agree that this Agreement shall have no affect on the obligations of Conaly Bedell and ZAXIS under the director and officer indemnification provisions of Delaware law and the By-Laws of Zaxis.

         8. GOVERNING LAW. Except for matters of corporate law, which are governed by the laws of Delaware, the state of incorporation of ZAXIS, this Agreement will be interpreted pursuant to the laws of the State of Ohio and is binding on the parties hereto, their heirs, personal representatives, successors and assigns, including any successor to the business of ZAXIS.

         IN WITNESS WHEREOF, each of Conaly Bedell, Bedell Inc., and ZAXIS has executed this Termination of Consulting Agreement and Full and Final Release personally or by its duly authorized officer, this 16th day of November, 1999, and acknowledges that he/it executed the same as his/its own free act and deed.

ZAXIS INTERNATIONAL, INC.                        BEDELL, Inc.

                                                 /s/ Conaly Bedell
                                                 -------------------------------
By: All Directors, Other than Conaly Bedell      By:  CONALY BEDELL
                                                 Its:  President
/s/ Calvin Wible
----------------------------------
Calvin Wible

/s/ Leonard A. Duval                             /s/ Conaly Bedell
----------------------------------               -------------------------------
Leonard A. Duval                                 CONALY BEDELL

/s/ Craig Jones
----------------------------------
Craig Jones

/s/ Alan Scott
----------------------------------
Alan Scott