Form 10KSB40
period 1999-12-31
ZAXIS INTERNATIONAL INC
filed 2000-03-29
CIK 797542

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the year ended December 31, 1999

Zaxis International Inc.

(Name of Small Business Issuer in Its Charter)

Delaware

(State of Incorporation)
0-15476
(Commission File Number)
68-0080601
(IRS Employer Identification No.)

1890 Georgetown Road, Hudson, Ohio 44236

(Address of principal executive office)

(330) 650-0444

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value.

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filings for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer’s net sales for its most recent fiscal year: $257,941

The aggregate market value of the voting stock held by non-affiliates was $7,676,377 based on the average of the bid and asked prices on December 31, 1999 ($1.125). Officers and directors are considered affiliates for purposes of this calculation. The bid and asked prices are based on a small volume of infrequent trading in the stock.

As of March 1, 2000, there were 7,575,509 shares of common stock outstanding.

Transitional Small Business Disclosure Format.  Yes [  ]  No [X]

Documents Incorporated By Reference:

Portions of Issuer’s definitive proxy statement for its 2000 Annual Meeting of Stockholders, which the Issuer will file, are incorporated by reference into Part III.

Page 1 of 21 pages. Exhibit index is located on page 9.

PART I

Item 1.  Description of Business

Business Development

Zaxis International Inc. (“International” or “the Company”) is a biotechnology holding company that operates its business through its wholly-owned subsidiary, Zaxis Inc. (“Zaxis”). Zaxis was incorporated in Ohio in 1989. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company (“InFerGene”) and InFerGene changed its name to Zaxis International Inc. For accounting and tax purposes, the merger was treated as a reverse acquisition in which Zaxis acquired International. InFerGene and its subsidiary were inactive and had no assets or liabilities at the time of the merger. InFerGene was incorporated in California in 1984 and subsequently chartered in Delaware in 1985.

Zaxis was founded by Raymond Gesinski, Ph.D., (deceased), and Gregory Bambeck, Ph.D., Director of Research, to develop products for use in life sciences research. Each of these individuals had a background in genetic research, cardiovascular diagnostic developments, and polymer technology in gene separation applications. In 1994 and 1995, Zaxis implemented a program to develop, manufacture and market a complete product line based on the research of Drs. Gesinski and Bambeck and to continue research and development of related products. During that period, Zaxis moved into new manufacturing and office facilities, installed automated and computer controlled production equipment, prepared its lipoprotein testing system for FDA approval, and began establishing marketing arrangements with domestic and foreign distributors. A private placement of common stock and warrants to purchase common stock was completed in the third quarter of 1995, adding capital funds of $1.4 million. In 1996, holders exercised 465,743 Class A Warrants, providing $1,048,000 in additional capital funds and International sold approximately $605,000 in notes with warrants attached in private sales.

In 1997 Zaxis installed new management and attracted new investors. Investors based in Australia took an active role in bringing additional new funding to the Company with subsequent investments totaling $1,458,907. On a fully diluted basis, one Australian investor, Progen Industries Ltd. (“Progen”) would hold approximately eleven percent (11%) of International’s common stock at December 31, 1999. During 1997, the Company also entered into a Financing and Shareholder Agreement with MML Management Limited, an Australia-based investment firm (“MML”). MML and affiliated entities provided $857,590 in funding to the Company, of which $90,000 was for stock purchases with the remainder in the form of convertible debt. In 1998, the Company received funds of $601,317 from MML and affiliated entities in the form of convertible debt. On a fully diluted basis, MML and affiliated entities would hold approximately ten percent (10%) of International’s common stock at December 31, 1999. Concurrent with the infusion of additional funds from these Australian investors in 1997, the Board of Directors was restructured with five active members who continued to serve until December 16, 1999.

Funding of the Company in 1997 and 1998 was accomplished primarily through convertible note instruments. In 1998, renewals of convertible notes and new convertible notes offered at 9.5% interest totaled $831,317 and in 1997 renewals of convertible notes and new convertible notes offered at 10% and 9.5% totaled $1,213,879. In 1997, additional equity capital in the amount of $170,000 was provided through issuance of common stock and $391,410 of the convertible notes subscribed in 1996 that were converted to common stock.

During 1999, the Company’s operations continued to be financed primarily through loans from shareholders and private investors, members of the Board of Directors, and related persons and entities. Progen, based in Australia, provided $197,792 in funding to the Company in the form of convertible notes bearing interest at 9.5%. Additionally, Board of Directors members and other private investors loaned $147,000 to the Company through convertible notes at interest rates ranging from 9.5% to 10% per annum.

The Company also received $773,068 in funds from private investors during 1999 in connection with the Company’s private offering of securities. This offering allowed investors to purchase units in Zaxis at $1.00 per unit with a unit consisting of one share of common stock and Class Z, Series Z-3, Z-4, Z-5, and Z-6 Warrants entitling the holder in the aggregate to purchase one additional share of common stock. The Company issued said securities in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933 and other available exemptions.

In December 1999, the entire Board of Directors resigned as well as the Company’s President and Chief Executive Officer. Five new Directors were nominated and John Hrobsky was appointed President and Chief Executive Officer. This process was described in the Company’s 10-QSB report filed for the quarter ending September 30, 1999 and the Company’s 8-K report that was filed on January 28, 2000. Concurrent with this change in the Board and management, additional capital of $320,000 was raised from investors in December 1999. Company ownership continues to be international in scope and broadly based with approximately 2,600 shareholder accounts as of December 31, 1999.

Business of Issuer

Zaxis manufactures and distributes products used in a molecular separation process known as electrophoresis, a procedure used in more than 55,000 research, industrial and clinical laboratories worldwide. The more common applications of this procedure include protein separations such as the HDL and LDL components of total cholesterol and the identification of various genes and gene products (e.g. DNA, RNA, etc.). A variety of techniques, formats, materials, compounds, equipment and devices are employed in electrophoresis and Zaxis provides products to meet these needs. The primary focus of Zaxis’ research and development efforts as well as its sales and marketing efforts is targeted toward the consumables segment of this market. Zaxis’ core products are the pre-cast gels and reagents used for these electrophoresis procedures.

Electrophoresis was discovered in the 1930s and has been in growing usage for more than fifty years. It has been reported that eighty percent of all life-science researchers in the United States use electrophoresis as a lab tool. Laboratory applications cover a broad spectrum, including medical diagnostics, immunology, agriculture, criminology, forensics, pharmaceuticals, quality assurance and DNA and RNA research. A simplified explanation of the process describes it as the application of molecularly disassembled specimens, such as bacteria, blood serum, body tissue or plant tissue, to a gel substance that is then subjected to electric current while submerged in a liquid filled chamber. The sample material molecules are deposited on the gel substance in a unique pattern that can be compared to other samples to determine similarities or differences. The pattern of molecules is popularly referred to as a “bar code” of living matter.

The accuracy, quality and usefulness of the information obtained from electrophoresis are dependent upon a number of factors including the consistency, reliability and quality of the medium in which these molecular separations occur. Zaxis’ pre-cast gels and reagents meet these requirements while providing the researcher and/or clinician with the convenience of not having to formulate and quality control gels and reagents made in their own laboratory. Generally, gels are made from one of two materials, a natural plant-based substance called agarose or an acrylamide-based substance. Agarose gels are usually limited to use with proteins of large molecular sizes. Polyacrylamide gels are available in mass produced pre-cast cassettes or may be manually prepared one at a time.

Zaxis’ pre-cast gels offer the advantages of convenience, reliability, consistency and high quality to the researcher and/or clinician. With today’s market emphasis on productivity and quality, Zaxis’ pre-cast gel products are well positioned to respond to these market requirements. The usefulness of the information from electrophoresis depends on the clarity and consistency of the results (or resolution) that is dependent upon a variety of factors, including consistency of manufacturing materials and methods for the devices, reagents and gels.

Zaxis’ core product is a pre-cast polyacrylamide gel cassette based upon its in-house research utilizing proprietary polymer chain length control (“PCL”) technology. The gel cassettes can be used with Zaxis’ proprietary electrophoresis devices or with devices of other manufacturers. Zaxis’ product line includes electrophoresis systems and components, chemicals, compounds, stains, reagents, chambers, power supplies, computers, scanners, and accessories in addition to gel cassettes. The gel cassettes, chemical compounds and many of the acrylic components are manufactured or assembled by Zaxis in its facility, while the microprocessor components, scanners, power supplies and other system components are manufactured to Zaxis’ specifications by other companies.

In its initial pre-cast gel product line introduction in 1995, Zaxis was not able to gain any significant market share due to production quality variances and a novel application method proprietary to Zaxis’ products that was thought to be a selling advantage, but ultimately proved to not be an advantage. In 1997, under the direction of the new management team, the polyacrylamide product line was removed from market except for continued shipments to existing customers, and an extensive redesign of the product was undertaken. An advanced formulation of the basic product line was introduced to Beta-site testing in December 1997. Test-user responses in 1998 were positive, and the advanced product line of protein gels were introduced in the market place in the last half of 1998.

All of Zaxis’ existing distribution sources for the product have accepted the redesigned product into their inventory to replace the prior version. Based on the redesigned product line, discussions are being conducted with additional potential distributors for the line. Product supply contracts were negotiated and signed in 1998 and 1999 with distributors and instrument manufacturers in the biotechnology market. Zaxis’ products passed the high product test and quality control standards set by the customer and are marketed under the established name of these customers, who are significant players in this growing market segment.

During 1999, Zaxis continued its efforts to strengthen its customer base and finalized two new private-label contracts for the supply of its products. One of these contracts was formally signed in March 1999 and the other in November 1999 with product shipments under these contracts beginning in the second quarter of 1999 and the first quarter of 2000, respectively. Zaxis is continuing to pursue additional distributors for its protein electrophoresis products.

During 1999 Zaxis also completed a key marketing agreement with one of the pioneers and worldwide leaders in products for the life science industry and is holding discussions with technology companies for collaborative development of additional innovative platform product adaptations to expanding applications driven by strong growth in life sciences.

Although Zaxis’ gel products are well positioned to take advantage of this rapidly growing market, Zaxis does not expect to generate sufficient sales volume with its existing customer base to support the cost of operations during the 2000-year. Accordingly, the Company will need to raise additional capital through borrowings or equity financing throughout this time period.

Zaxis developed and sells a lipoprotein assay system, consisting of a poly-gradient electrophoresis gel, electrophoresis processing equipment, reagents, gel scanner, and computer software. The system measures the relative percentages of High Density and Low Density Lipoproteins (HDL and LDL) in human blood serum in a single test from single samples. Within the general categories of HDL and LDL are subfractions variously designated as Very Low Density Lipoprotein, LDL 1 and 2 and HDL 1, 2 and 3. The Zaxis system obtains its measurement by separating the subfractions and then programatically computing the totals of the components, rather than simply measuring the two masses of LDL and HDL, as competing systems do. The system was granted FDA marketing approval in September 1996 on the basis that it provided measurements in terms of total LDL and HDL equivalent to other systems already approved.

The lipoprotein subfractions measurements unique to the Zaxis system were not part of the FDA clearance for clinical marketing purposes, but are the subject of ongoing research by the Zaxis research and development staff and by outside researchers who have purchased the Zaxis system. In December 1996, Zaxis was granted a patent for the poly-gradient gel component of the system.

Zaxis has been marketing the lipoprotein assay system to researchers since March 1996. In late 1996, Zaxis began selling lipoprotein gels and reagent kits separately to researchers who had not purchased the systems. Zaxis has not actively pursued the clinical market yet because it does not currently possess the staff and marketing resources to do so. Sales of the system and supplies of lipoprotein gels for use in the system continue to be made to researchers who learn of the product from other researchers. In 1998, three Lipoprotein Fractionation Systems (“LFS”) were sold worldwide, one each in Germany, Malaysia, and the United States; each are now in operation, and usage is driving continuing purchases of the consumable LFS gel from Zaxis. One medical center acquired the system to use the Zaxis test as a central source of data for an arterial cardiovascular battery of tests. The test series was developed “to provide physicians and patients with the information necessary to maximally reduce the progression of atherosclerotic disease,” as was stated in the announcement of the program in April 1999. Zaxis is following the results of the introduction closely.

Zaxis is also working with other key instrument manufacturers to develop and produce gels for DNA analysis in the field of proteomics. Zaxis has successfully designed and produced a long-life, full-sized pre-cast gel for use in DNA sequencing and during 1997 and 1998 received satisfactory reports on prototype gels placed for Beta-testing with several companies that manufacture or market DNA sequencing instruments and supplies. During 1998 Zaxis engineered several adapter apparatus that enable the Zaxis DNA gel to be run on the major models of manual DNA sequencers now in operation. Based on the performance of the new product line, discussions are being conducted with potential distributors for the line. Zaxis believes that, at this time, its pre-cast DNA sequencing gel will be the only marketed full-sized gel to meet all the parameters required by researchers and to fulfill specifications needed in the DNA sequencing market.

Zaxis is pursuing jointly two channels in its distribution network for its protein and DNA gels. In addition to directly marketing and distributing its products, Zaxis has and will continue to form market alliances and distribution arrangements with successful major marketers and innovation leaders in the industry. Management believes that Zaxis’ quality protein gel and its proprietary DNA gels provide consumable product lines for distributors to compete in markets not previously addressed by those distributors.

The strategy to develop new business and increase sales for Zaxis is predicated on a multi-faceted approach to further penetrate existing markets and create new market opportunities. Internally, Zaxis has refined its production processes and believes that it provides product of the highest and most uniform quality in the industry. Continuing R&D efforts are focused on developing additional cutting edge, superior, high-resolution electrophoresis products, as well as techniques and products applicable to issues not sufficiently addressed by other technologies.

Suppliers

The raw materials and system components that Zaxis uses in its products are readily available from multiple reliable sources.

Customers and Distribution Methods

Six customers accounted for 69% and 55% of sales in 1999 and 1998, respectively. Zaxis’ top ten customers accounted for 82% and 73% of sales in 1999 and 1998, respectively. Of Zaxis’ top ten customers in 1999, four sell or acquire for their own use Zaxis products under the Zaxis brand label. Zaxis sells directly to research, educational and medical institutions under the Zaxis brand.

Patents, Trademarks, Agreements

In addition to the December 1996 patent on the poly-gradient gel, the Company has patents on its electrophoresis device, a cassette and a cassette component. The Company has various U.S. patents relating to its gel products and various U.S. trademarks. In addition, Zaxis relies on trade secrets and proprietary knowledge related to manufacturing techniques and product formulations.

The Company has U.S. trademarks covering “Zaxis — A New Dimension In Technology,” “Z-Quence” and the term “Z-Gel.” Zaxis has a trademark application pending for the marketing phrase, “Bio Tools for Technology.” In addition, Zaxis relies on trade secrets and proprietary knowledge. There can be no assurance that patents or trademarks will not be challenged or breached or that confidentiality agreements will not be breached.

Zaxis provides proprietary software for its LFS and grants limited, non-exclusive rights to the use of the software by its customers who purchase the Lipoprotein Fractionation System.

Governmental Regulations

Zaxis’ manufacturing plant is a registered FDA facility and is subject to FDA regulation, including audit and review for compliance with agency rules. The Company believes it is in compliance with the FDA regulations. The facility has not been audited and the Company has not received notice of any planned or pending audits.

Research and Development

Research and development costs were approximately $142,879 and $241,777 for 1999 and 1998, respectively. The amount expended by Zaxis on research and development during 1999 decreased from 1998 levels due to the Company’s lack of sufficient funding.

Environmental Laws

Zaxis has not incurred any costs specifically for compliance with environmental laws and does not anticipate any material costs solely for this purpose. The Company is subject to routine hazardous materials handling rules of the Environmental Protection Agency, if and when such materials are employed in a manufacturing process.

Employees

Zaxis has 12 full time employees. In addition, the Company utilizes outside consultants and several full or part-time workers on a contract basis.

The Company believes it has good relations with its employees and has experienced no strikes or work stoppages.

Item 2.  Description of Property

Zaxis’ operations are conducted in a facility consisting of a 19,800-square-foot building in Hudson, Ohio, that is rented under a lease that expires October 31, 2003. The building is approximately nine years old, is in good condition and is sufficient for currently anticipated needs of the Company for at least three years.

Item 3.  Legal Proceedings

None other than routine litigation incidental to the business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during 1999.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no established public trading market at present in the United States or elsewhere for International’s common stock. The Company’s over-the-counter trading volume is reported through the NASD’s “Bulletin Board” system. Trading was moderate during 1999. There were about 2,600 holders of record of International common stock at December 31, 1999, including holders of InFerGene and Zaxis shares who have yet to exchange their shares for International shares. No cash dividends have been declared on the common stock and none are currently anticipated. The high and low bid prices quoted for each quarter during the last two fiscal years are presented below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

March 31, 1998	$0.625	$0.5625

June 30, 1998	0.78	0.75

September 30, 1998	0.625	0.50

December 31, 1998	0.343	0.29

March 31, 1999	0.438	0.4375

June 30, 1999	1.250	0.391

September 30, 1999	1.625	0.531

December 31, 1999	1.468	0.531

Item 6.  Management’s Discussion and Analysis

Results of Operations

Net sales in 1999 of $257,941 reflected a 37% increase over net sales in 1998 of $188,732. Revenues from the product supply agreement signed March 5, 1999 referred to in the section “Business of Issuer” are reflected in the 1999 sales revenue. The first sales revenues from the DNA sequencing pre-cast gel product were realized in January 1999. A supply agreement was signed in November 1999 with a key manufacturer of DNA sequencing equipment with the first significant revenues expected in 2000. The growth of this related revenue is dependent on the successful market acceptance of the DNA sequencing equipment. Zaxis is seeking supply agreements with other manufacturers of DNA sequencing equipment. Supplies of protein gels to various distributors are being explored but any significant revenue resulting would not be expected to occur until late in 2000.

Cost of goods sold exceeded sales revenue in both 1999 and 1998 due to the fact that the quantity of product manufactured was not sufficient to realize necessary economies of scale in the production process and the amount of product spoilage that resulted from Zaxis’ low sales volume.

Total operating costs after cost of goods sold decreased by $50,768 or 5.5% to $872,947 in 1999 from $923,715 in 1998. This decrease in operating expenses was due in part to the reduction in research and development costs discussed previously. General and Administrative expenses were $567,208 in 1999 and $510,786 in 1998. This increase was due to the following factors—1) Zaxis’ efforts to upgrade the skill level of employees in the finance area, 2) increased travel expense, and 3) additional costs incurred by Zaxis in its fundraising efforts. Zaxis’ selling expenses decreased slightly to $162,860 in 1999 from $171,152 in 1998. This decrease in selling expenses was due primarily to Zaxis’ efforts to conserve its financial resources due to a lack of sufficient funding during 1999.

Financial Condition and Liquidity

The Company used $999,442 in operations in 1999 compared with $828,153 in 1998 and $3,340 for equipment and patent expenditures in 1999 compared with $9,812 in 1998. Proceeds from the Company’s Private Placement Offering, notes payable (mainly notes with common stock warrants), and proceeds received upon the exercise of warrants provided cash of $1,092,606 for operations in 1999. At December 31, 1999 current liabilities exceeded current assets by $2,789,901 and total liabilities exceeded total assets by $2,830,589. At December 31, 1999 the Company had a cash balance of $139,151. To support its anticipated cash needs, the Company will be required to raise additional capital through borrowings or equity financings. There can be no assurance that this will be achieved. The Company is working in 2000 to maintain steady relations with creditors while it strives to improve sales volume and demonstrate that the Company can be successful.

To attract new customers and distributors and increase revenues, Zaxis plans a major marketing campaign in the first half of 2000. Management believes that the core electrophoresis protein gel products combined with Zaxis’ unique long shelf life pre-cast DNA sequencing products may provide sufficient sales revenue to bring Zaxis to a break-even point on an annualized basis by the end of 2000. However, there can be no assurance that this will be achieved. If Zaxis is successful in generating new supply agreements, attracting new distributors and gaining new customers, additional capital investment will be required to automate the manufacturing process and add production staff. There can be no assurance, however, that Zaxis will be successful in obtaining additional supply contracts, distributors and the customers necessary to achieve profitability.

Management also believes that the lipoprotein assay system represents a significant technological improvement over existing cardiac disease diagnostic test procedures and can contribute significant revenue and profits to the Company. Zaxis’ DNA sequencing gel product line has unique features that provide it with an opportunity for increased sales and profits. The rapidly growing markets in proteomics and gene testing provide the basis for this opportunity.

During 1999, the Company relied upon equity and debt financings to sustain on-going operations and research and development. The Company will continue to rely upon these sources of funding.

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, Zaxis completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 7.  Financial Statements

Financial statements of the Registrant and the reports of independent auditors thereon are included on the following pages.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None. Ernst & Young LLP has audited the Company’s financial statements for the year ended December 31, 1999.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference from the Registrant’s definitive proxy statement to be filed on or before April 29, 2000.

Item 10.  Executive Compensation

The information required by this item is incorporated by reference from the Registrant’s definitive proxy statement to be filed on or before April 29, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the Registrant’s definitive proxy statement to be filed on or before April 29, 2000.

Item 12.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Registrant’s definitive proxy statement to be filed on or before April 29, 2000.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number		Description

3	(i)	Certificate of Incorporation (Exhibit 3(i) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995, File Number 0-15476, incorporated herein by reference.)
3	(ii)	By-laws (Exhibit 3(ii) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995, File Number 0-15476, incorporated herein by reference.)
4		Instruments defining the rights of security holders, including debentures:
	(a)	Promissory Notes to Directors and Other Investors (Exhibit 10 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1996, File Number 0-15476, incorporated herein by reference.)
	(b)	Financing and Shareholder Agreement (Exhibit 10 to the Company’s Report on Form 8-K dated February 5, 1997, file number 0-15746, incorporated herein by reference.)
	(c)	9 1/2% Convertible Note issued to directors and other investors and related Class Z1 and Class Z2 Warrants (Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997, File Number 0-15476, incorporated herein by reference.)
21		List of Subsidiaries (Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-15476, incorporated herein by reference.)
22		Termination of Consulting Agreement and Full and Final Release (Exhibit to the Company’s 10-QSB for the quarter ended September 30, 1999, File Number 0-15476, incorporated herein by reference.)
24		Power of Attorney for signatures on the Company’s Form 10-KSB for the year ended December 31, 1999
27		Financial Data Schedule
(b) Reports on Form 8-K

1/28/00	Reported that Company’s previous Board of Directors and President and Chief Executive Officer had resigned pursuant to the Termination of Consulting Agreement, and Full and Final Release described in and filed as an Exhibit to the Company’s 10-QSB for the quarter ended September 30, 1999 and that a newly elected Board of Directors elected Ronald Hanson as Chairman of the Board and John Hrobsky as President and Chief Executive Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2000

Zaxis International Inc.

By:	/s/ JOHN HROBSKY

John Hrobsky, President and Chief Executive Officer*

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Ronald Hanson*	Director, Chairman of the Board	March 29, 2000
/s/ Stephen Anderson*	Director	March 29, 2000
/s/ Dr. Mal Eutick, OAM*	Director	March 29, 2000
/s/ Steven Ficyk*	Director	March 29, 2000
/s/ Melvin Weisblatt*	Director, V.P. of Sales and Marketing	March 29, 2000
/s/ Charles Maimbourg	Acting Chief Financial Officer	March 29, 2000

*	Pursuant to Power of Attorney.

Report of Independent Auditors

The Board of Directors and Stockholders

Zaxis International Inc.

We have audited the accompanying consolidated balance sheets of Zaxis International Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zaxis International Inc. and Subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has liabilities in excess of total assets and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio

March 17, 2000

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	1999	1998

Current assets:
Cash	$139,151	$49,327
Accounts receivable, net	45,286	13,904
Inventory	64,036	64,738
Prepaid expenses and other	11,188	29,670

Total current assets	259,661	157,639

Property and equipment:
Machinery and equipment	361,582	360,082
Office equipment	190,064	190,064
Leasehold improvements	86,992	86,992

	638,638	637,138
Less accumulated depreciation	498,954	400,731

	139,684	236,407

Other assets:
Patent costs	33,460	37,910
Organization costs	—	395

	33,460	38,305

Total assets	$432,805	$432,351

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Current portion of lease obligations	$12,653	$10,906
Notes payable to directors	1,488,907	784,895
Notes payable	417,928	475,264
Accounts payable	581,070	476,962
Accrued expenses	549,004	449,341

Total current liabilities	3,049,562	2,197,368

Long term liabilities:
Capitalized lease obligations	16,040	28,705
Notes payable	—	130,000
Notes payable to directors	197,792	684,012

Total long term liabilities	213,832	842,717

Stockholders’ deficiency:
Common stock	69,275	58,112
$.01 par value, 12,000,000 shares authorized, 6,927,497 and 5,811,216 shares issued and outstanding and issuable
Additional paid-in capital	7,046,790	5,984,885
Accumulated deficit	(9,946,654)	(8,650,731)

Total stockholders’ deficiency	(2,830,589)	(2,607,734)

Total liabilities and stockholders’ deficiency	$432,805	$432,351

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31

	1999	1998

Net sales	$257,941	$188,732
Cost of goods sold	498,230	392,033
Selling, general and administrative expenses	872,947	923,715

Loss from operations	(1,113,236)	(1,127,016)

Other income (expense):
Interest expense	(183,072)	(164,859)
Other, net	385	6,822

Total other income (expense)	(182,687)	(158,037)

Net loss	$(1,295,923)	$(1,285,053)

Net loss per common share — basic and diluted	$(0.21)	$(0.22)

Weighted average number of shares outstanding — basic and diluted	6,101,547	5,764,366

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Stock
			Additional
	Number of	Stated or	Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit

Balance at December 31, 1997	5,744,991	$57,450	$5,945,774	$(7,365,678)
Shares issued for compensation	66,225	662	39,111
Net loss — 1998				(1,285,053)

Balance at December 31, 1998	5,811,216	58,112	5,984,885	(8,650,731)
Sale of shares	816,281	8,163	764,905
Shares issued on conversion of notes	300,000	3,000	297,000
Net loss — 1999				(1,295,923)

Balance at December 31, 1999	6,927,497	$69,275	$7,046,790	$(9,946,654)

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,

	1999	1998

Operating activities:
Net loss	$(1,295,923)	$(1,285,053)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	104,908	119,678
Compensation due to stock option grants	—	39,773

Changes in operating assets and liabilities:
Accounts receivable	(31,382)	25,167
Inventory and prepaid expenses	19,184	(1,181)
Accounts payable and accrued expenses	203,771	273,463

Cash used in operating activities	(999,442)	(828,153)

Investing activities:
Purchases of property and equipment	(1,500)	(7,569)
Patent cost expenditures	(1,840)	(2,243)

Cash used in investing activities	(3,340)	(9,812)

Financing activities:
Proceeds from sales of common stock	773,068	—
Payments on notes payable	(14,336)	(16,045)
Proceeds from notes payable and bank loans payable	344,792	831,317
Payments on capital lease obligations	(10,918)	(9,390)

Cash provided by financing activities	1,092,606	805,882

Increase (Decrease) in cash	89,824	(32,083)
Cash at beginning of period	49,327	81,410

Cash at end of period	$139,151	$49,327

Non cash transactions:
Capital lease	$—	$39,611
Notes converted to stock	300,000	—
Supplemental Information Interest paid on notes	$—	$21,483

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations and Liquidity

Zaxis International Inc. and subsidiary manufactures and sells products for use in electrophoresis, an electrochemical process used to analyze genetic material and its components such as proteins and DNA. Products include testing media, primarily in the form of pre-cast polyacrylamide gel cassettes, electrophoresis chambers, chemical compounds and reagents. Zaxis also sells equipment manufactured to its specifications including power supplies used in performing electrophoresis and computer systems and automated scanners that are utilized in the analysis and quantification of electrophoresis results. Zaxis’ products are sold directly to institutions operating research laboratories and to distributors who market its products under the Zaxis name or their private labels. Zaxis’ blood serum lipoprotein assay system that was granted clearance to be marketed for clinical use by the Food and Drug Administration in September 1996 is marketed directly to research laboratories.

Zaxis was primarily engaged in research and development activities from 1989 until 1994. In 1994, Zaxis moved into its present office and manufacturing facilities and began selling certain products, finalizing product planning and design, development of its computerized manufacturing process, and creating its marketing and distribution strategies. In 1995, a private placement of units consisting of common stock and two series of common stock warrants was completed, resulting in net proceeds of $1,424,000. The proceeds were used to complete the projects started in 1994, continue research activities, and provide funds during the startup of product manufacturing and marketing. During 1996, the Company obtained financing totaling $1,955,000 from sales of common stock and notes that was primarily used to fund operations as the Company sought to establish marketing arrangements for its products.

In 1997 Zaxis installed new management and attracted new investors. Progen Industries Ltd. (“Progen”), a pharmaceutical company based in Australia, and MML Management Limited, an Australia-based investment firm (“MML”), took an active role in bringing additional new funding to the Company with subsequent investments totaling $1,458,907. During 1997, the Company entered into a Financing and Shareholder Agreement with MML and affiliated entities that provided $857,590 in funding to the Company, of which $90,000 was for stock purchases with the remainder in the form of convertible debt.

In 1998, the Company received funds of $601,317 from MML and affiliated entities in the form of convertible debt. In addition, the Company received funds of $230,000 in 9.5% convertible notes from private investors.

During 1999, the Company’s operations continued to be financed primarily through loans from shareholders and private investors, members of the Board of Directors, and related persons and entities. Progen provided $197,792 in funding to the Company in the form of convertible notes bearing interest at 9.5%. Additionally, Board of Directors members and other private investors loaned $147,000 to the Company through convertible notes at interest rates ranging from 9.5% to 10% per annum. The Company also received $773,068 in funds from private investors in connection with the Company’s private offering of securities. This offering allowed investors to purchase units in Zaxis with a unit consisting of one share of common stock and Class Z, Series Z-3, Z-4, Z-5, and Z-6 Warrants entitling the holder in the aggregate to purchase one additional share of common stock.

Significant new funds were obtained through the Company’s Private Placement Offering in the first two months of 2000. Discussions have been initiated with potential new investors for equity funding but no transaction has been completed. The Company will continue to be reliant upon such funding sources until the sales and marketing programs result in sufficient revenue to support the Company’s operations. There can be no assurance that the Company will continue to receive investor funding or that the Company will be able to strengthen its customer base sufficiently to generate the sales volume required to meet or exceed the cost of operations.

Zaxis incurred losses of $1,295,923 in 1999 and $1,285,053 in 1998. Zaxis does not expect to generate sufficient sales volume with its existing customer base to support the cost of operations during the 2000-year. Accordingly, the Company will need to raise additional capital through borrowings or equity financing throughout this time period. The Company continued its efforts to strengthen its customer base and finalized two new private-label contracts for the supply of the Company’s products during 1999. One of these contracts was formally signed in March 1999 and the other in November 1999 with product shipments under these contracts beginning in the

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

second quarter of 1999 and the first quarter of 2000, respectively. Zaxis is continuing to pursue additional distributors for its protein electrophoresis products.

The Company continues to rely upon these various funding sources to sustain on-going operations, research, product and sales development. Zaxis continues with other discussions regarding long-term debt and/or equity fundings. The Company will continue to be reliant upon investor fundings until the marketing of the Company’s products can be brought to a level sufficient to support the operating requirements of the Company. These conditions cause doubt about the Company’s ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities, which could result from the outcome of this uncertainty, are reflected in the financial statements.

2.  Basis of Presentation and Summary of Significant Accounting Policies

The financial statements present the consolidated financial position and results of operations of Zaxis International Inc. (“International”) and Zaxis Inc. (Zaxis or the Company), its wholly owned subsidiary. All intercompany accounts are eliminated upon consolidation.

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

Revenue Recognition

The Company recognizes revenue when product is shipped.

Inventory

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market value.

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Classes of property and equipment and related useful lives are as follows:

Estimated
Asset	Useful Life

Leasehold Improvements	5
Machinery & Equipment	5 – 10
Office Equipment	5 – 7

Depreciation expense including amortization of capitalized leases charged to operations was $98,223 and $111,385 for 1999 and 1998, respectively.

Asset Impairment

The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, in which case the asset generally would be written down to fair value.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Intangibles

Patent costs are amortized over the life of the patents. Amortization expense was $6,290 and $6,186 for 1999 and 1998, respectively, and accumulated amortization was $23,887 and $17,597 at December 31, 1999 and 1998, respectively.

Organization costs are amortized over five years. Accumulated amortization was $11,845 and $11,450 at December 31, 1999 and 1998, respectively. Organization costs were fully amortized during 1999.

Income Taxes

The Company accounts for income taxes using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates.

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. Notes payable to directors and others do not have a ready market, and cost is assumed to approximate fair value. The aggregate carrying value of these notes is $2,104,627 at December 31, 1999, with interest rates ranging from 9.25% to 10% and maturity dates ranging from December 31, 1999 through August 9, 2001.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were approximately $142,879 and $241,777 for 1999 and 1998, respectively. The amount expended by Zaxis on research and development during 1999 decreased from 1998 levels due to the Company’s lack of sufficient funding.

Stock Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to use the method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” This method generally results in no compensation cost being recognized. The pro forma effect of using the alternative method under SFAS 123 results in a pro forma net loss that is not materially different from amounts reported.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expense amounted to $5,281 and $3,049 in 1999 and 1998, respectively.

New Accounting Pronouncements

In June 1998, the FASB issued Statement 133, “Accounting for Derivative Instruments and Hedging Activities” that is required to be adopted in the year 2001. Because the Company does not currently utilize derivative financial instruments, the adoption of this new statement is not expected to effect the Company’s financial statements.

3.  Notes Payable

Notes payable to directors of $1,686,699 at December 31, 1999 are due at various dates from December 31, 1999 through August 9, 2001 and bear interest at rates from 9.25% to 10%.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Notes payable to others of $417,928 at December 31, 1999 are due $307,928 on demand and $110,000 at various dates from February 28, 2000 through May 4, 2000 and bear interest at rates from 9.25% to 10%.

Holders of notes payable were granted warrants to purchase 1,360,912 shares of common stock at $1.00 to $3.00 per share for up to three years from the dates of issuance. Certain of the notes payable include terms that permit the holder to be repaid in shares of common stock by exercising the warrants. If the holder so elects, the Company will grant additional common stock warrants for the same exercise price in an amount equivalent to 50% of the warrants exercised. No value has been assigned to the warrants.

Notes payable totaling $1,471,443 are convertible into common stock at prices ranging from $2.00 to $3.24. If converted, the Company will issue warrants at prices ranging from $2.50 to $4.00 equal to the number of shares issued through the conversion.

At December 31, 1999, the Company was delinquent on principal payments of $707,823 and interest payments of $134,836.

Future maturities of long-term debt assuming the notes are not converted prior to maturity are as follows:

2000	$1,906,835
2001	197,792

Total	$2,104,627

4.  Defined Contribution Plan

The Company maintains a 401(k) plan for substantially all employees. Company contributions are at the discretion of management. There were no Company contributions under the plan in 1999 or 1998.

5.  Lease Obligations

The Company has equipment under capital leases as follows:

	December 31

	1999	1998

Cost	$75,801	$75,801
Accumulated Amortization	41,691	26,530

	$34,110	$49,271

The Company rents a building for its office, research & development and manufacturing under a five-year prime lease that expires October 2003. Rent expense was $126,267 in 1999 and $105,295 in 1998.

Rent obligations:	2000	$114,792
	2001	119,542
	2002	124,292
	2003	106,875

6.  Capital Stock Transactions

During 1999, the Company received $773,068 in funds from private investors in connection with the Company’s ongoing private offering of securities. This offering allowed investors to purchase units in Zaxis with a unit consisting of one share of common stock and Class Z, Series Z-3, Z-4, Z-5, and Z-6 Warrants entitling the holder in the aggregate to purchase one additional share of common stock.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Holders of notes were offered the opportunity to convert their notes and the related accrued interest at the date converted into common stock of Zaxis under the private offering of securities noted previously. This offer resulted in $300,000 in notes being converted into equity during 1999.

Investors and individuals who have invested funds in the Company have been issued 1,873,164 warrants to purchase the Company’s common stock at prices ranging between $1.00 and $5.00 that expire between January 31, 2000 and December 31, 2004.

During 1998, the Company issued 4,034 shares of common stock at a price of $.6875 for directors’ fees. The Company also issued 12,191 and 50,000 shares of common stock at a price of $.9843 and $.50, respectively, for compensation.

7.  Income Taxes

A reconciliation of income taxes computed at the U.S. federal statutory rate to the provision for income taxes is as follows:

	1999	1998

Tax benefit at statutory rate	$(440,000)	$(437,000)
Increase in valuation allowance on deferred tax asset	440,000	437,000

Provision for income taxes	$—	$—

Deferred income taxes are provided to reflect the tax effects of temporary differences in the recognition of revenue and expense for tax and reporting purposes. Significant components of deferred tax assets at December 31, 1999 and 1998 are as follows:

	1999	1998

Deferred tax assets:
Net operating loss carryforward	$3,021,640	$2,536,640
Other, net	(6,000)	39,000

	$3,015,640	2,575,640
Valuation allowance	(3,015,640)	(2,575,640)

Net deferred tax assets	$—	$—

For Federal income tax purposes, net operating loss carryovers total $8,887,000 that, if not utilized, will expire between 2004 and 2014.

8.  Stock Options and Warrants

As of December 31, 1999 the following warrants are outstanding:

60,000 warrants exercisable at $1.50 related to debt issuances expiring at various dates from February 5, 2000 through February 21, 2000.

2,000 Class Y warrants exercisable at $.9687 expiring August 11, 2000.

285,000 Class C Series 2 warrants exercisable at $1.00 expiring January 31, 2000.

6,667 warrants exercisable at $3.00 related to debt issuances expiring at October 28, 2000.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following Classes of warrants are convertible at a rate of four (4) warrants to purchase one (1) share of common stock.

543,536 Class Z3 warrants exercisable at $1.00 per share of common stock expiring on dates ranging from December 31, 1999 to December 31, 2000.

543,536 Class Z4 warrants exercisable at $2.50 per share of common stock expiring on dates ranging from December 31, 2000 to December 31, 2001.

543,536 Class Z5 warrants exercisable at $3.50 per share of common stock expiring on dates ranging from December 31, 2001 to December 31, 2002.

543,536 Class Z6 warrants exercisable at $5.00 per share of common stock expiring on dates ranging from December 31, 2003 to December 31, 2004.

There are 2,221,138 shares of common stock reserved for warrants and stock options.

International has a long-term incentive plan under which options to purchase 405,000 shares of common stock may be granted at the fair market value on the date of grant in the form of incentive or non-qualified stock options. In addition, the Company has a Non-Employee Director’s Stock Option plan under which options to purchase up to 100,000 shares may be granted at fair market value at the date of grant.

During 1999, 55,871 (100,250 in 1998) options were granted with exercise prices between $.8125 and $1.50 ($.55 and $.9687 in 1998) and expire three, five or ten years from the date of grant. These options were exercisable upon grant. At December 31, 1999, 347,974 (302,378 at December 31, 1998) options were outstanding with a weighted average exercise price of $1.78 ($2.07 at December 31, 1998). No options were exercised during 1999 or 1998.

9.  Major Customers

Six customers accounted for 69% and 55% of sales in 1999 and 1998, respectively. Since the Company will not be able to cover its operating costs unless the customer base is increased, the loss of any of the major customers could have a material adverse effect on the Company.