Form 10QSB
period 2000-03-31
ZAXIS INTERNATIONAL INC
filed 2000-05-12
CIK 797542

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Zaxis International Inc.
(Name of Issuer as specified in its charter)

Delaware (State of Incorporation)	0-15476 (Commission File Number)	68-0080601 (IRS Employer Identification No.)

1890 Georgetown Road, Hudson Ohio 44236
(Address of principal executive office)

(330) 650-0444
(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filings for the past 90 days. Yes [X] No [ ]

As of March 31, 2000, there were 8,303,450 shares of Common Stock outstanding.

ZAXIS INTERNATIONAL INC.
FORM 1O-QSB

INDEX

		Page No.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999	3

	Consolidated Statements of Operations: Three Months ended March 31, 2000 and 1999	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2000	7

PART II OTHER INFORMATION

	Item 2.(c) Changes in Securities—Recent Issuances of Unregistered Securities	8

	Item 3. Defaults upon Senior Securities	8

	Item 6. Exhibits and Reports on Form 8-K	8

SIGNATURES
		9

EXHIBIT		10

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2000	1999

	(Unaudited)
Current assets:

Cash	$362,194	$139,151

Accounts receivable, net	105,073	45,286

Inventory	62,429	64,036

Prepaid expenses and other	19,512	11,188

Total current assets	549,208	259,661

Property and equipment:

Machinery and equipment	367,682	361,582

Office equipment	210,671	190,064

Leasehold improvements	90,474	86,992

	668,827	638,638

Less accumulated depreciation	522,923	498,954

	145,904	139,684

Other assets:

Patent costs	31,901	33,460

Total assets	$727,013	$432,805

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:

Current portion of lease obligations	$13,149	$12,653

Notes payable to directors	1,288,907	1,488,907

Notes payable	231,166	417,928

Accounts payable	329,638	581,070

Accrued expenses	518,022	549,004

Total current liabilities	2,380,882	3,049,562

Long term liabilities:

Capitalized lease obligations	12,553	16,040

Notes payable to directors	197,792	197,792

Total long term liabilities	210,345	213,832

Stockholders’ deficiency:

Common stock	83,035	69,275

$.01 par value, 12,000,000 shares authorized, 8,303,450 shares issued and outstanding and issuable at March 31, 2000, 6,927,497 shares issued and outstanding and issuable at December 31, 1999

Additional paid-in capital	8,325,168	7,046,790

Accumulated deficit	(10,272,417)	(9,946,654)

Total stockholders’ deficiency	(1,864,214)	(2,830,589)

Total liabilities and stockholders’ deficiency	$727,013	$432,805

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31

	2000	1999

Net sales	$87,653	$47,948

Operating Costs:

Cost of goods sold	115,410	128,318

Selling, general, administrative and research expenses	285,095	218,320

Loss from operations	(312,852)	(298,690)

Other income (expense):

Interest expense	(49,214)	(49,654)

Other, net	36,303	150

Total other income (expense)	(12,911)	(49,504)

Net loss	$(325,763)	$(348,195)

Net loss per common share — Basic and Diluted	$(0.05)	$(0.06)

Weighted average number of shares outstanding — Basic and Diluted	6,540,829	5,858,106

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2000	1999

Operating activities:

Net loss	($325,763)	($348,195)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	25,528	26,099

Compensation due to stock option grants	—	3,676

Changes in operating assets and liabilities:

Accounts receivable	(59,787)	5,579

Inventory and prepaid expenses	(6,717)	13,695

Accounts payable and accrued expenses	(282,414)	81,083

Cash used in operating activities	(649,153)	(218,063)

Investing activities:

Purchases of property and equipment	(30,189)	(648)

Patent cost expenditures	—	(1,840)

Cash used in investing activities	(30,189)	(2,488)

Financing activities:

Proceeds from sales of common stock	922,138	—

Payments on notes payable	(16,762)	—

Net proceeds from notes payable	—	188,909

Payments on capital lease obligations	(2,991)	(2,575)

Cash provided by financing activities	902,385	186,334

Increase (Decrease) in cash	223,043	(34,217)

Cash at beginning of period	139,151	49,327

Cash at end of period	$362,194	$15,110

Non cash transactions:

Notes converted to stock	$370,000	—

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements present the consolidated financial position and results of operations of Zaxis International Inc. (“International” or “the Company”) and Zaxis Inc. (“Zaxis”) its wholly owned subsidiary.

Zaxis Inc. was founded in 1989 as a privately held Ohio corporation. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company (“InFerGene”). InFerGene was an inactive publicly traded Delaware corporation founded in 1985. Neither InFerGene nor its subsidiary had any assets or liabilities. The merger, for accounting purposes, was a reverse acquisition in which Zaxis acquired InFerGene. The acquisition was accounted for as a purchase with no value assigned to InFerGene. InFerGene then changed its name to Zaxis International Inc. The financial statements include the operations of Zaxis for all periods presented and the operations of International since the date of acquisition. All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim financial statements include all adjustments of a normal recurring nature that in the opinion of management are necessary to make the financial statements not misleading. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiary’s annual report on Form 10-KSB for the year ended December 31, 1999.

2. Common Stock and Warrants

During the three months ended March 31, 2000, Zaxis International Inc., in connection with a private offering of securities, obtained subscriptions for a total of 1,375,953 units (of which 540,791 shares were still to be issued as of March 31, 2000) with each unit consisting of one share of common stock and Class Z, Series Z-3, Z-4, Z-5, and Z-6 Warrants entitling the holder in the aggregate to purchase one additional share of common stock. As of March 31, 2000, $922,138 had been received in cash and $370,000 of notes payable had been converted.

3. Liquidity

Zaxis incurred losses of $325,763 during the three months ended March 31, 2000, and $1,295,923 in 1999. The operations of the Company have been financed primarily by loans from companies and individuals associated with members of the Board of Directors and the sale and issuance of securities under the Company’s Private Placement Offering. The Company continues to rely upon these sources to sustain on-going operations, research, production and sales development.

The Company will necessarily be reliant upon such sources of funding until the marketing of the Company’s principal products can be brought to a level sufficient to support the operating requirements of the Company. These conditions cause doubt about the Company’s ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities that could result from the outcome of this uncertainty are reflected in the financial statements.

4. Net Loss Per Common Share

The effects of outstanding options and warrants have not been included in the calculation of net loss per share.

Part I. Financial Information

Item 2. Management’s Discussion and Analysis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2000.

Results of Operations

Sales for the first three months ended March 31, 2000 were $87,653 as compared with $47,948 for the first three months of 1999. This increase in sales was primarily due to product shipments under the two supply agreements signed by the Company during 1999. The Company’s cost of goods sold for the three months ended March 31, 2000 of $115,410 represented a 10.1% decrease from the cost of goods sold of $128,318 for the same three-month period of 1999. Cost of goods sold continued to exceed sales revenue due to the fact that the quantity of product manufactured was not sufficient to realize necessary economies of scale in the production process.

Selling, general and administrative expenses were $285,095 for the three months ended March 31, 2000, up from $218,320 for the same three-month period in 1999. This increase is primarily attributable to costs incurred in the Company’s fundraising efforts. Interest expense for the first quarter of 2000 was comparable to that for the first quarter in 1999. Net loss for the first quarter amounted to $325,763 as compared to a net loss of $348,195 for the same quarter of 1999.

Financial Condition and Liquidity

Cash used for operations amounted to $649,153 for the three months ended March 31, 2000. Plant and equipment expenditures amounted to $30,189. Cash provided from financing activities, including the sale of additional securities under the Company’s Private Placement Offering totaled $902,385 for the three months ended March 31, 2000. To support its anticipated cash needs, the Company will be required to raise additional capital through borrowings or equity financings. There can be no assurance that this will be achieved. The Company is working in 2000 to maintain steady relations with creditors while it strives to improve sales volume and demonstrate that the Company can be successful.

Significant new funds were obtained through the Company’s Private Placement Offering in the first quarter of 2000. The Company issued the securities under this Private Placement Offering in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933 and other available exemptions. This Offering was terminated effective March 31, 2000. Discussions have been initiated with potential new investors for equity funding but no transaction has been completed.

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

PART II. OTHER INFORMATION

Item 2(c). Changes in Securities—Recent Issuances of Unregistered Securities

During the period ended March 31, 2000, in transactions exempt from registration, Zaxis International Inc. sold 1,375,953 shares (of which 540,791 shares were still to be issued as of March 31, 2000) of Common Stock in exchange for cash ($922,138) and Convertible Notes ($370,000).

Item 3. Default upon Senior Securities

At March 31, 2000, the Company was delinquent on note principal payments of $786,828 and interest payments of $188,379.

Item 6. Exhibits and Reports on Form 8-K

      A. Exhibits

Exhibit
Number	Description

27	Financial Data Schedule

      B. Reports on Form 8-K during the Quarter Ended March 31, 2000:

      None

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zaxis International Inc. (Registrant)

May 12, 2000	BY: /S/ John Hrobsky

John Hrobsky, President & Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signature	Title	Date
/s/ Charles L. Maimbourg	Chief Financial Officer	May 12, 2000

Charles L. Maimbourg