Form 10QSB
period 2000-06-30
ZAXIS INTERNATIONAL INC
filed 2000-08-10
CIK 797542

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

Zaxis International Inc.
(Name of Issuer as specified in its charter)

Delaware (State of Incorporation)	0-15476 (Commission File Number)	68-0080601 (IRS Employer Identification No.)

1890 Georgetown Road, Hudson Ohio 44236
(Address of principal executive office)

(330) 650-0444
(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filings for the past 90 days. Yes [X] No []

As of June 30, 2000, there were 8,470,776 shares of Common Stock outstanding.

ZAXIS INTERNATIONAL INC.
FORM 10-QSB

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999	3

	Consolidated Statements of Operations:

	Quarters ended June 30, 2000 and 1999	4

	Six Months ended June 30, 2000 and 1999	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2000	8

PART II	OTHER INFORMATION

	Item 2. (c) Changes in Securities—Issuances of Unregistered Securities	10

	Item 3. Defaults upon Senior Securities	10

	Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURES		11

EXHIBIT		12

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2000	1999

	(Unaudited)
Current assets:

Cash	$63,828	$139,151

Accounts receivable, net	69,662	45,286

Inventory	74,136	64,036

Prepaid expenses and other	46,797	11,188

Total current assets	254,423	259,661

Property and equipment:

Machinery and equipment	307,421	361,582

Office equipment	147,890	190,064

Leasehold improvements	54,889	86,992

	510,200	638,638

Less accumulated depreciation	385,708	498,954

	124,492	139,684

Other assets:

Patent costs	30,342	33,460

Total assets	$409,257	$432,805

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:

Current portion of lease obligations	$13,650	$12,653

Notes payable to directors	1,408,907	1,488,907

Notes payable	276,685	417,928

Accounts payable	205,788	581,070

Accrued expenses	599,455	549,004

Total current liabilities	2,504,485	3,049,562

Long term liabilities:

Capitalized lease obligations	8,946	16,040

Notes payable to directors	67,792	197,792

Total long term liabilities	76,738	213,832

Stockholders’ deficiency:

Common stock	84,708	69,275

$.01 par value, 12,000,000 shares authorized, 8,470,776 shares issued and outstanding at June 30, 2000

6,927,497 shares issued and outstanding and issuable at December 31, 1999

Additional paid-in capital	8,402,112	7,046,790

Accumulated deficit	(10,658,786)	(9,946,654)

Total stockholders’ deficiency	(2,171,966)	(2,830,589)

Total liabilities and stockholders’ deficiency	$409,257	$432,805

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended
	June 30

	2000	1999

Net sales	$55,800	$44,203

Operating Costs:

Cost of goods sold	116,998	132,680

Selling, general, administrative and research expenses	306,970	220,698

	423,968	353,378

Loss from operations	(368,168)	(309,175)

Other income (expense):

Interest expense	(41,366)	(49,654)

Other, net	23,164	55

Total other income (expense)	(18,202)	(49,599)

Net loss	$(386,370)	$(358,774)

Net loss per common share — Basic and Diluted	$(0.05)	$(0.06)

Weighted average number of shares outstanding — Basic and Diluted	8,030,129	6,373,667

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Six Months Ended
	June 30

	2000	1999

Net sales	$143,453	$92,151

Operating Costs:

Cost of goods sold	232,408	260,998

Selling, general, administrative and research expenses	592,065	439,019

	824,473	700,017

Loss from operations	(681,020)	(607,866)

Other income (expense):

Interest expense	(90,580)	(99,308)

Other, net	59,468	206

Total other income (expense)	(31,112)	(99,102)

Net loss	$(712,132)	$(706,968)

Net loss per common share — Basic and Diluted	$(0.09)	$(0.12)

Weighted average number of shares outstanding — Basic and Diluted	7,631,358	6,115,886

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2000	1999

Operating activities:

Net loss	($712,132)	($706,968)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	48,499	51,810

Compensation due to stock option grants	—	3,676

Changes in operating assets and liabilities:

Accounts receivable	(24,376)	(5,132)

Inventory and prepaid expenses	(45,709)	(1,475)

Accounts payable	(375,282)	105,187

Accrued expenses	50,451	116,376

Net cash used in operating activities	(1,058,549)	(436,526)

Investing activities:

Purchases of property and equipment	(30,189)	(648)

Patent cost expenditures	—	(1,840)

Net cash used in investing activities	(30,189)	(2,488)

Financing activities:

Proceeds from sales of common stock	990,755	215,561

Payments on notes payable	(46,243)	(3,336)

Proceeds from notes payable	75,000	165,000

Payments on capital lease obligations	(6,097)	(5,250)

Net cash provided by financing activities	1,013,415	371,975

Decrease in cash	(75,323)	(67,039)

Cash at beginning of period	139,151	49,327

Cash at end of period	$63,828	($17,712)

Non cash transactions:

Notes converted to stock	$380,000	$300,000

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements present the consolidated financial position and results of operations of Zaxis International Inc. (“International” or “the Company”) and Zaxis Inc. (“Zaxis”) its wholly-owned subsidiary.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim financial statements include all adjustments of a normal recurring nature that in the opinion of management are necessary to make the financial statements not misleading. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

2. Common Stock and Warrants

During the three- and six-month periods ended June 30, 2000, Zaxis International Inc., in connection with a private offering of securities, obtained subscriptions for a total of 30,000 and 1,405,953 units, respectively, with each unit consisting of one share of common stock and Class Z, Series Z-3, Z-4, Z-5, and Z-6 Warrants entitling the holder in the aggregate to purchase one additional share of common stock. For the three- and six- month periods ended June 30, 2000, $68,617 and $990,755, respectively had been received in cash, and $10,000 and $380,000, respectively of notes payable had been converted.

3. Liquidity

During the three- and six-month periods ended June 30, 2000, Zaxis incurred losses of $386,370 and $712,132, respectively, compared to losses of $358,774 and $706,968, respectively for the same periods in 1999. The operations of the Company have been financed primarily by loans from companies and individuals associated with members of the Board of Directors and the sale and issuance of securities under the Company’s Private Placement Offering that was terminated by the Board of Directors effective March 31, 2000.

One of the Company’s larger customers has offered $200,000 in debt financing if these funds can be matched with additional debt or equity funding on a dollar for dollar basis. The Company’s management is currently working to secure the necessary matching funds for this financing while continuing to search for larger equity investors. Additional debt financing of $75,000 had been secured as of June 30, 2000.

Of the $75,000 in note proceeds Zaxis had received as of June 30, 2000, $45,000 was from individual investors for which the Company issued convertible notes due June 2001. This $45,000 qualified as matching funds under the financing offer detailed previously. The remaining $30,000 was received from the customer referenced above in exchange for the issuance of an unsecured promissory note with a maturity date of June 15, 2001. In July 2000, Zaxis received an additional $45,000 in matching debt financing from this customer due July 20, 2001 in accordance with the terms of this customer’s financing offer. The Company continues to rely upon these sources to sustain on-going operations, research, production development and sales development.

The Company will necessarily be reliant upon such sources of funding until the marketing of the Company’s principal products can be brought to a level sufficient to support its operating requirements. These conditions cause doubt about the Company’s ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities that could result from the outcome of this uncertainty are reflected in the financial statements.

4. Net Loss Per Common Share

The effects of outstanding options and warrants have not been included in the calculation of net loss per share.

Item 2. Management’s Discussion and Analysis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2000.

Results of operations

Sales for the second quarter of 2000 totaled $55,800 as compared with $44,203 for 1999’s second quarter. Sales for the six months ended June 30, 2000, were $143,453 as compared to $92,151 for the same period in 1999.

Operating costs were $423,968 for the second quarter of 2000 as compared with $353,378 for the same period in 1999. Operating costs for the six months ended June 30, 2000, were $824,473 as compared with $700,017 for the first six months of 1999. These increases were primarily attributable to costs incurred in the Company’s fundraising and sales efforts.

Interest expense decreased from $49,654 to $41,366 for the quarters ended June 30, 1999 and June 30, 2000, respectively, and from $99,308 to $90,580 for the six months ended June 30, 1999 and June 30, 2000, respectively, due primarily to the conversions of notes payable to equity that occurred during this time period.

Net loss for the second quarter of 2000 amounted to $386,370 as compared to a net loss of $358,774 for the same quarter of 1999. The net loss for the six months ended June 30, 2000, was $712,132 while the Company incurred a net loss of $706,968 for the same period in 1999.

Financial Condition and Liquidity

Cash used for operations amounted to $1,058,549 for the six months ended June 30, 2000. Plant and equipment expenditures were $30,189. Cash provided from financing activities for the six months ended June 30, 2000 included $990,755 from the sale of unregistered securities under the Company’s Private Placement Offering and $75,000 in proceeds from the issuance of notes payable. To support its anticipated cash needs, the Company will be required to raise additional capital through borrowings or equity financings. There can be no assurance that this will be achieved. The Company is working in 2000 to maintain steady relations with creditors while it strives to improve sales volume and demonstrate that the Company can be successful.

The Company needs to secure additional immediate financing to allow it to explore several opportunities for its products that are now available for market introduction and to afford it time to build sales volumes of the Company’s products to profitable levels. In the period required for product introduction and sales growth, the Company will also need to satisfy its obligations to current creditors. Pursuant to this need, the Company continues to seek interim and long-term debt or equity funding.

New funds were obtained through the Company’s Private Placement Offering in the first quarter of 2000. The Company issued the securities under this Private Placement Offering in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933 and other available exemptions. This Offering was terminated effective March 31, 2000.

Discussions have been initiated with potential new investors for debt and/or equity funding, however none of these discussions or potential borrowings or investments have been completed as of June 30, 2000. One of the Company’s larger customers has offered $200,000 in debt financing if these funds can be matched with additional debt or equity funding on a dollar for dollar basis. The Company’s management is currently working to secure the necessary matching funds for this financing while continuing to search for larger equity investors. Additional debt financing of $75,000 had been secured as of June 30, 2000.

Of the $75,000 in note proceeds Zaxis had received as of June 30, 2000, $45,000 was from individual investors for which the Company issued convertible notes due June 2001. This $45,000 qualified as matching funds under the financing offer detailed previously. The remaining $30,000 was received from the customer referenced above in exchange for the issuance of an unsecured promissory note with a maturity date of June 15, 2001.

Zaxis International Inc. will continue to be reliant upon such funding sources until the sales and marketing programs result in sufficient revenue to support the Company’s operations. There can be no assurance that the Company will continue to receive investor funding or that the Company will be able to strengthen its customer base sufficiently to generate the sales volume required to meet or exceed the cost of operations.

PART II. OTHER INFORMATION

Item 2(c). Changes in Securities—Issuances of Unregistered Securities

During the period ended June 30, 2000, in transactions exempt from registration, Zaxis International Inc. sold 1,405,953 shares of Common Stock in exchange for cash ($990,755) and Convertible Notes ($380,000).

Item 3. Default upon Senior Securities

At June 30, 2000, the Company was delinquent on Convertible Note principal payments of $982,195 and interest payments of $265,333.

Item 6. Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit
Number	Description

27	Financial Data Schedule

B.  Reports on Form 8-K during the Quarter Ended June 30, 2000

4/7/00	Announced the appointment of Charles L. Maimbourg to the position of Chief Financial Officer effective April 3, 2000.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

Zaxis International Inc. (Registrant)

August 8, 2000	BY: S/S John Hrobsky

John Hrobsky President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signature	Title	Date

/s/Charles L. Maimbourg	Chief Financial Officer	August 8, 2000

Charles L. Maimbourg