Form 10QSB
period 2000-09-30
ZAXIS INTERNATIONAL INC
filed 2000-11-14
CIK 797542

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000



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

As of September 30, 2000, there were 9,863,867 shares of Common Stock outstanding.

                            ZAXIS INTERNATIONAL INC.
                                   FORM 10-QSB

                                                       INDEX

                                                                                                          Page No.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                          3

         Consolidated Statements of Operations:
                  Quarters ended September 30, 2000 and 1999                                                 4

                  Nine Months ended September 30, 2000 and 1999                                              5

          Consolidated Statements of Cash Flows                                                              6

          Notes to Consolidated Financial Statements                                                         7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations for the Three and Nine Months Ended September 30, 2000                                  9


PART II.  OTHER INFORMATION


         Item 2.  (c) Changes in Securities--Issuances of Unregistered Securities                           10

         Item 3.  Defaults upon Senior Securities                                                           10

         Item 4.  Submission of Matters to a Vote of Security Holders                                       11

         Item 6.  Exhibits and Reports on Form 8-K                                                          12


SIGNATURES                                                                                                  13

EXHIBIT                                                                                                     14

                                 ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS

                                                 ASSETS
                                                 ------

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              2000              1999
                                                                          -------------     ------------
                                                                           (UNAUDITED)
CURRENT ASSETS:
       Cash                                                               $     42,428      $   139,151
       Accounts receivable, net                                                 97,507           45,286
       Inventory                                                                64,665           64,036
       Prepaid expenses and other                                               53,442           11,188
                                                                          ------------      -----------
             Total current assets                                              258,042          259,661
PROPERTY AND EQUIPMENT:
       Machinery and equipment                                                 307,421          361,582
       Office equipment                                                        147,890          190,064
       Leasehold improvements                                                   54,889           86,992
                                                                          ------------      -----------
                                                                               510,200          638,638
       Less accumulated depreciation                                           406,501          498,954
                                                                          ------------      -----------
                                                                               103,699          139,684
OTHER ASSETS:
       Patent costs                                                             28,783           33,460
                                                                          ------------      -----------


             TOTAL ASSETS                                                 $    390,524      $   432,805
                                                                          ============      ===========

                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                ----------------------------------------

CURRENT LIABILITIES:
       Current portion of lease obligations                               $     13,096      $    12,653
       Notes payable to directors                                              826,699        1,488,907
       Notes payable                                                           531,871          417,928
       Accounts payable                                                        187,225          581,070
       Accrued expenses                                                        394,271          549,004
                                                                          ------------      -----------
             Total current liabilities                                       1,953,162        3,049,562

LONG TERM LIABILITIES:
       Capitalized lease obligations                                             5,202           16,040
       Notes payable to directors                                                 --            197,792
                                                                          ------------      -----------
             Total long term liabilities                                         5,202          213,832

STOCKHOLDERS' DEFICIENCY:
       Common stock                                                             98,639           69,275
        $.01 par value, $20,000,000 and 12,000,000 shares authorized at 9/30/00 and 12/31/99, respectively
              9,863,867 shares issued and outstanding at September
              30, 2000
              6,927,497 shares issued and outstanding and issuable at
              December 31, 1999
       Preferred Stock
         $.01 par value, 10,000,000 and zero shares authorized at
         9/30/00 and 12/31/99, respectively                                       --               --
       Additional paid-in capital                                            9,304,646        7,046,790
       Accumulated deficit                                                 (10,971,125)      (9,946,654)
                                                                          ------------      -----------
             Total stockholders' deficiency                                 (1,567,840)      (2,830,589)
                                                                          ------------      -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $    390,524      $   432,805
                                                                          ============      ===========

See notes to consolidated financial statements.

                              ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                             UNAUDITED

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                       ---------------------------
                                                                          2000             1999
                                                                       ----------       ----------
Net sales                                                              $  160,255       $   84,345

Operating Costs:
     Cost of goods sold                                                   151,572           98,974
     Selling, general, administrative and research expenses               304,246          227,006
                                                                       ----------       ----------
                                                                          455,818          325,980
                                                                       ----------       ----------

        Loss from operations                                             (295,563)        (241,635)

Other income (expense):
     Interest expense                                                     (43,966)         (49,653)
     Other, net                                                            27,190               17
                                                                       ----------       ----------

        Total other income (expense)                                      (16,776)         (49,636)
                                                                       ----------       ----------

        Net loss                                                       $ (312,339)      $ (291,271)
                                                                       ==========       ==========

Net loss per common share -- Basic and Diluted                         $    (0.04)      $    (0.05)
                                                                       ==========       ==========


Weighted average number of shares outstanding -- Basic and Diluted      8,833,362        6,463,667
                                                                       ==========       ==========

See notes to consolidated financial statements.

                              ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                             UNAUDITED

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                       ---------------------------
                                                                           2000            1999
                                                                       -----------      ----------
Net sales                                                              $   303,708      $  176,496

Operating Costs:
      Cost of goods sold                                                   383,980         359,972
      Selling, general, administrative and research expenses               896,311         666,025
                                                                       -----------      ----------
                                                                         1,280,291       1,025,997
                                                                       -----------      ----------

          Loss from operations                                            (976,583)       (849,501)

Other income (expense):
      Interest expense                                                    (134,546)       (148,961)
      Other, net                                                            86,658             223
                                                                       -----------      ----------

          Total other income (expense)                                     (47,888)       (148,738)
                                                                       -----------      ----------

          Net loss                                                     $(1,024,471)     $ (998,239)
                                                                       ===========      ==========

Net loss per common share -- Basic and Diluted                         $     (0.13)     $    (0.16)
                                                                       ===========      ==========


Weighted average number of shares outstanding -- Basic and Diluted       7,942,869       6,231,813
                                                                       ===========      ==========

See notes to consolidated financial statements.

                        ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       UNAUDITED

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                            --------------------------
                                                                2000            1999
                                                            -----------      ---------
Operating activities:
Net loss                                                    $(1,024,471)     $(998,239)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                                70,851         76,961
    Compensation due to stock option grants                        --            3,676
    Changes in operating assets and liabilities:
      Accounts receivable                                       (52,221)       (25,367)
      Inventory and prepaid expenses                            (42,883)       (16,421)
      Accounts payable                                         (393,845)       100,948
      Accrued expenses                                           80,428        220,722
                                                            -----------      ---------

              Net cash used in operating activities          (1,362,141)      (637,720)

Investing activities:
  Purchase of property and equipment                            (30,189)        (2,149)
  Patent cost expenditures                                         --           (1,840)
                                                            -----------      ---------

              Net cash used in investing activities             (30,189)        (3,989)

Financing activities:
  Proceeds from sales of common stock                         1,022,059        383,249
  Payments on notes payable                                     (61,057)        (3,336)
  Proceeds from notes payable                                   345,000        232,792
  Payments on capital lease obligations                         (10,395)        (8,025)
                                                            -----------      ---------

              Net cash provided by financing activities       1,295,607        604,680

Decrease in cash                                                (96,723)       (37,029)
Cash at beginning of period                                     139,151         49,327
                                                            -----------      ---------

Cash at end of period                                       $    42,428      $  12,298
                                                            ===========      =========

Non cash transactions:
     Notes, related accrued interest and commissions
     converted to stock                                     $ 1,265,161      $ 300,000
                                                            ===========      =========

See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The financial statements present the consolidated financial position and results of operations of Zaxis International Inc. ("International" or "the Company") and Zaxis Inc. ("Zaxis") its wholly-owned subsidiary.

Zaxis Inc. was founded in 1989 as a privately held Ohio corporation. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company ("InFerGene"). InFerGene was an inactive publicly traded Delaware corporation founded in 1985. Neither InFerGene nor its subsidiary had any assets or liabilities. The merger, for accounting purposes, was a reverse acquisition in which Zaxis acquired InFerGene. The acquisition was accounted for as a purchase with no value assigned to InFerGene. InFerGene then changed its name to Zaxis International Inc. The financial statements include the operations of Zaxis for all periods presented and the operations of International since the date of acquisition. All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim financial statements include all adjustments of a normal recurring nature that in the opinion of management are necessary to make the financial statements not misleading. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiary's annual report on Form 10-KSB for the year ended December 31, 1999.

2.       COMMON STOCK AND WARRANTS

During the three- and nine-month periods ended September 30, 2000, Zaxis International Inc., in connection with a private offering of securities, obtained subscriptions for a total of zero and 1,405,953 units, respectively, with each unit consisting of one share of common stock and Class Z, Series Z-3, Z-4, Z-5, and Z-6 Warrants entitling the holder in the aggregate to purchase one additional share of common stock. Warrents in the amount of $16,250 were executed in the third quarter. For the three- and nine- month periods ended September 30, 2000, $31,304 and $1,022,059 respectively had been received in cash, and $885,161 and $1,265,161, respectively of notes payable, accrued interest and commissions had been converted into common stock.

At the annual Shareholders Meeting in August, shareholders approved an amendment to the Company charter, increasing the shares of authorized stock from 12,000,000 to 20,000,000 and authorizing the creation of 10,000,000 shares of preferred stock.

3.       LIQUIDITY

During the three- and nine- month periods ended September 30, 2000, Zaxis incurred losses of $312,339 and $1,024,471, compared to losses of $291,271 and $998,239, respectively for the same periods in 1999. The operations of the Company have been financed primarily by loans from companies and individuals associated with members of the Board of Directors and the sale and issuance of securities under the Company's Private Placement Offering that was terminated by the Board of Directors effective March 31, 2000.

In September 2000 the Company converted $650,000 in notes payable to certain Australian mutual funds into Zaxis International Inc. common stock. The debt conversion with these entities also included $235,161 of the related accrued interest on these notes payable and commissions owed to these funds for their previous fundraising activities. This transaction resulted in the issuance of 1,361,787 shares of Zaxis International Inc. common stock that after issuance of these shares represented a 13.8% ownership interest in the Company.

As of September 30, 2000, Zaxis had received $170,000 from individual investors for which the Company issued convertible notes. Two of these notes totaling $45,000 are due June 2001, one note in the amount of $100,000 is due August 2001, and the remaining notes totaling $25,000 are due September 2001.

One of the Company's larger customers has offered $200,000 in debt financing if these funds can be matched with additional debt or equity funding on a dollar for dollar basis. As of September 30, 2000, Zaxis received $175,000 in matching debt financing under this financing offer. One note in the amount of $30,000 is due on June 15, a second note in the amount of $45,000 is due on July 20, 2001 and the remaining $100,000 of these notes is due on demand. The Company continues to rely upon these sources to sustain on-going operations, research, production development and sales development.

The Company will necessarily be reliant upon such sources of funding until the marketing of the Company's principal products can be brought to a level sufficient to support its operating requirements. These conditions cause doubt about the Company's ability to continue as a going concern. No adjustments to the amounts or classification of assets and liabilities that could result from the outcome of this uncertainty are reflected in the financial statements.

4.       NET LOSS PER COMMON SHARE

The effects of outstanding options and warrants have not been included in the calculation of net loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2000.

RESULTS OF OPERATIONS

Sales for the third quarter of 2000 totaled $160,255 as compared with $84,345 for 1999's third quarter. Sales for the nine months ended September 30, 2000, were $303,708 as compared to $176,496 for the same period in 1999.

Operating costs were $455,818 for the third quarter of 2000 as compared with $325,980 for the same period in 1999. Operating costs for the nine months ended September 30, 2000, were $1,280,291 as compared with $1,025,997 for the first nine months of 1999. These increases were primarily attributable to costs incurred in the Company's fundraising and sales efforts.

Interest expense decreased slightly from $49,653 to $43,966 for the quarters ended September 30, 1999 and September 30, 2000, respectively, and from $148,961 to $134,546 for the nine months ended September 30, 1999 and September 30, 2000, respectively, due to the conversions of notes payable to equity offset by the impact of the additional borrowings that occurred during this time period.

Net loss for the third quarter of 2000 amounted to $312,339 as compared to a net loss of $291,271 for the same quarter of 1999. The net loss for the nine months ended September 30, 2000, was $1,024,471 while the Company incurred a net loss of $998,239 for the same period in 1999.

FINANCIAL CONDITION AND LIQUIDITY

Cash used for operations amounted to $1,362,141 for the nine months ended September 30, 2000. Plant and equipment expenditures amounted to $30,189. Cash provided from financing activities for the nine months ended September 30, 2000 included $1,022,059 from the sale of unregistered securities under the Company's Private Placement Offering and $345,000 in proceeds from the issuance of notes payable. To support its anticipated cash needs, the Company will be required to raise additional capital through borrowings or equity financings. There can be no assurance this will be achieved. The Company is working in 2000 to maintain steady relations with creditors while it strives to improve sales volumes and demonstrate that the Company can be successful.

The Company needs to secure additional immediate financing to allow it to explore several opportunities for its products that are now available for market introduction and to afford it time to build sales volumes of the Company's products to profitable levels. In the period required for product introduction and sales growth, the Company will also need to satisfy obligations to current creditors. Pursuant to this need, the Company continues to seek interim and long-term debt or equity funding.

New funds were obtained through the Company's Private Placement Offering in the first quarter of 2000. The Company issued the securities under this Private Placement Offering in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933 and other available exemptions. This Offering was terminated effective March 31, 2000.

In September 2000 the Company converted $650,000 in notes payable to certain Australian mutual funds into Zaxis International Inc. common stock. The debt conversion with these entities also included the related accrued interest on these notes payable and commissions owed to these funds for their previous fundraising activities. This transaction resulted in the issuance of 1,361,787 shares of Zaxis International Inc. common stock that after issuance of these shares represented a 13.8% ownership interest in the Company.

As of September 30, 2000, Zaxis had received $170,000 from individual investors for which the Company issued convertible notes. Two of these notes totaling $45,000 are due June 2001, one note in the amount of $100,000 is due August 2001, and the remaining notes totaling $25,000 are due September 2001.

One of the Company's larger customers has offered $200,000 in debt financing if these funds can be matched with additional debt or equity funding on a dollar for dollar basis. As of September 30, 2000, Zaxis received $175,000 in matching debt financing under this financing offer. One note in the amount of $30,000 is due on June 15, a second note in the amount of $45,000 is due on July 20, 2001 and the remaining $100,000 of these notes is due on demand. The Company continues to rely upon these sources to sustain on-going operations, research, production development and sales development.

Additional discussions have been initiated with potential new investors for debt and/or equity funding, however, none of these discussions or potential borrowings or investments have been completed as of September 30, 2000.

Zaxis International Inc. will continue to be reliant upon such funding sources until the sales and marketing programs result in sufficient revenue to support the Company's operations. There can be no assurance that the Company will continue to receive investor funding or that the Company will be able to strengthen its customer base sufficiently to generate the sales volume required to meet or exceed the cost of operations.


                           PART II. OTHER INFORMATION

ITEM 2(c). CHANGES IN SECURITIES--ISSUANCES OF UNREGISTERED SECURITIES

During the period ended September 30, 2000, in transactions exempt from registration, Zaxis International Inc. sold 2,936,370 shares of Common Stock in exchange for cash ($1,022,059) convertible notes, related interest and commissions ($1,265,161).

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

At September 30, 2000, the Company was delinquent on Convertible Note principal payments of $535,922 and interest payments of $128,309.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 10, 2000 the Company held its Annual Meeting of Stockholders. According to the Company's Certified List of Stockholders as of the Record Date for this meeting, there were 8,470,776 shares of common stock outstanding and entitled to vote at this meeting. There were present in person at this meeting or by proxy the holders of 7,904,611 shares of Zaxis International Inc.'s common stock.

There were eight Director candidates for the five Board of Director positions to be elected at this Annual Meeting. Five Director nominees were set forth in the Company's proxy materials distributed in advance of this meeting and the other three Director candidates were nominated from the floor during the Annual Meeting. Following are the vote tabulations for the eight Director candidates as provided by the Company's independent Inspector of Elections (Bold type identifies the five Directors elected).

                                            For                 Against
                                            ---                 -------

         Stephen N. Anderson              3,456,930              77,108
         Dr. Malvin L. Eutick             3,434,590              24,448
         STEVEN C. FICYK                  7,810,651              18,960
         RONALD F. HANSON                 7,881,318              23,293
         Melvin Weisblatt                 3,012,509             446,529
         WILLIAM MARTIN*                  4,450,573
         JAMES ROBERTS*                   4,450,573
         ROBERT TURNER*                   4,450,573

* individual was nominated from the floor at the Annual Meeting

There were also four other proposals set forth in the Company's proxy materials that were voted on during the Annual Meeting of Stockholders. Following are the vote tabulations for these four proposals that were all approved by the stockholders.

The first proposal voted on by the stockholders was a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 20,000,000.

For                7,481,532
Against              421,869
Abstain                1,210

The second proposal voted on by the stockholders was to amend the Company's Certificate of Incorporation to authorize the issuance of 10,000,000 preferred shares.

For                5,631,746
Against              129,834
Abstain                1,473
Broker Non-Vote    2,141,558

The third proposal voted on by the stockholders was to increase the number of shares reserved for the Non-Employee Directors' Stock Option Plan to 250,000 shares.

For                7,430,985
Against              457,409
Abstain               16,217

The fourth proposal voted on by the stockholders was to ratify the appointment of Ernst & Young LLP as the independent accountants for Zaxis International Inc.

For                7,901,476
Against                2,050
Abstain                1,085


Item 6.  Exhibits and Reports on Form 8-K Exhibits

           Exhibit
            Number              Description
            ------              -----------

              27           Financial Data Schedule

A.       Reports on Form 8-K during the Quarter Ended September 30, 2000

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


                                           Zaxis International Inc.
                                           ------------------------
                                           (Registrant)

November 13, 2000                          BY: S/S John Hrobsky
                                               ----------------
                                           John Hrobsky
                                           President & Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Signature                       Title                             Date
---------                       -----                             ----

/s/John Hrobsky       President & Chief Executive Officer     November 13, 2000
------------------