Form 10KSB40
period 2000-12-31
ZAXIS INTERNATIONAL INC
filed 2001-05-15
CIK 797542

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's net sales for its most recent fiscal year: $384,608

The aggregate market value of the voting stock held by non-affiliates was $2,017,252 based on the average of the bid and ask prices of the stock on December 29, 2000 ($0.21). Officers and directors are considered affiliates for purposes of this calculation. The bid and asked prices are based on a small volume of infrequent trading in the stock.

As of March 1, 2001, there were 9,981,773 shares of common stock outstanding.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Issuer's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which the Issuer will file, are incorporated by reference into
Part III.

Page 1 of 27 pages. Exhibit index is located on page 11.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Zaxis International Inc. ("International" or "the Company") is a biotechnology holding company that operates its business through its wholly owned subsidiary, Zaxis Inc. ("Zaxis"). Zaxis was incorporated in Ohio in 1989. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company ("InFerGene") and InFerGene changed its name to Zaxis International Inc. For accounting and tax purposes, the merger was treated as a reverse acquisition in which Zaxis acquired International. InFerGene and its subsidiary were inactive and had no assets or liabilities at the time of the merger. InFerGene was incorporated in California in 1984 and subsequently chartered in Delaware in 1985.

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

In 1997 Zaxis installed new management and attracted new investors. Investors based in Australia took an active role in bringing additional new funding to the Company with subsequent investments totaling $1,458,907. During 1997, the Company also entered into a Financing and Shareholder Agreement with MML Management Limited, an Australia-based investment firm ("MML"). MML and affiliated entities provided $857,590 in funding to the Company, of which $90,000 was for stock purchases with the remainder in the form of convertible debt. In 1998, the Company received funds of $601,317 from MML and affiliated entities in the form of convertible debt. Concurrent with the infusion of additional funds from these Australian investors in 1997, the Board of Directors was restructured with five active members who continued to serve until December 16, 1999. During 2000, MML and its affiliates converted all outstanding debt to approximately 1,500,000 shares of Zaxis International Inc. common stock at conversion prices of $0.60 and $0.65 per share. The total debt and accrued interest converted was $965,600 resulting in an extraordinary loss approximating $460,000 on the extinquishment of the debt to MML.

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

During 1999, the Company's operations continued to be financed primarily through loans from shareholders and private investors, members of the Board of Directors, and related persons and entities. Progen, based in Australia, provided $197,792 in funding to the Company in the form of convertible notes bearing interest at 9.5%. Additionally, Board of Directors members and other private investors loaned $147,000 to the Company through convertible notes at interest rates ranging from 9.5% to 10% per annum.

The Company also received $773,068 in funds from private investors during 1999 in connection with the Company's private offering of unregistered securities. This offering allowed investors to purchase units in Zaxis at $1.00 per unit with a unit consisting of one share of common stock and Class Z, Series Z-3, Z-4, Z-5, and Z-6 warrants entitling the holder in the aggregate to purchase one additional share of common stock. The Company issued said securities in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933 and other available exemptions.

In December 1999, the entire Board of Directors resigned as well as the Company's President and Chief Executive Officer. Five new Directors were nominated and John Hrobsky was appointed President and Chief Executive Officer. This process was described in the Company's 10-QSB report filed for the quarter ending September 30, 1999 and the Company's 8-K report that was filed on January 28, 2000. Concurrent with this change in the Board and management, additional capital of $320,000 was raised from investors in December 1999 from the sale of unregistered securities. Company ownership continues to be international in scope and broadly based with approximately 2600 shareholder accounts as of December 31, 2000.

The Company's operations during the year 2000 were financed primarily by loans from shareholders, private investors and Directors and Officers of the Company and the sale of private securities. Visible Genetics Inc., the Company's largest customer provided loans totaling $225,000. All loans were in the form of notes payable bearing interest rates that varied with the prime-lending rate in effect at the time of the loan. Proceeds from the sale of common stock to private investors totaled $780,534 and proceeds from notes payable totaled $487,500.

The Company held its shareholders meeting on August 10, 2000 and elected three new members to the Board of Directors. Previous Board members Ronald Hanson and Steve Ficyk were re-elected to the Board and new members William Martin, James Roberts and Robert Turner were elected to the Board. Shareholders present in person or by proxy represented greater than ninety three percent of eligible voting shares of the Company. The shareholders also voted to amend the Certificate of Incorporation to increase the number of shares of Common Stock to 20,000,000 from 12,000,000 and to authorize 10,000,000 shares of Preferred Shares of stock.

BUSINESS OF ISSUER

Zaxis manufactures and distributes products used in a molecular separation process known as electrophoresis, a procedure used in more than 55,000 research, industrial and clinical laboratories worldwide. The more common applications of this procedure include protein separations such as the HDL and LDL components of total cholesterol and the identification of various genes and gene products (e.g. DNA, RNA, etc.). A variety of techniques, formats, materials, compounds, equipment and devices are employed in electrophoresis and Zaxis provides products to meet these needs. The primary focus of Zaxis' research and development efforts as well as its sales and marketing efforts is targeted toward the consumables segment of this market. Zaxis' core products are the pre-cast gels and reagents used for these electrophoresis procedures.

Electrophoresis was discovered in the 1930s and has been in growing usage for more than fifty years. It has been reported that eighty percent of all life-science researchers in the United States use electrophoresis as a lab tool. Laboratory applications cover a broad spectrum, including medical diagnostics, proteomics, immunology, agriculture, criminology, forensics, pharmaceuticals, quality assurance and DNA and RNA research. A simplified explanation of the process describes it as the application of molecularly disassembled specimens, such as bacteria, blood serum, body tissue or plant tissue, to a gel substance that is then subjected to electric current while submerged in a liquid filled chamber. The sample material molecules are deposited on the gel substance in a unique pattern that can be compared to other samples to determine similarities or differences. The pattern of molecules is popularly referred to as a "bar code" of living matter.

The accuracy, quality and usefulness of the information obtained from electrophoresis are dependent upon a number of factors including the consistency, reliability and quality of the medium in which these molecular separations occur. Zaxis' pre-cast gels and reagents meet these requirements while providing the researcher and/or clinician with the convenience of not having to formulate and quality control gels and reagents made in their own laboratory. Generally, gels are made from one of two materials, a natural plant-based substance called agarose or an acrylamide-based substance. Agarose gels are usually limited to use with proteins of large molecular sizes. Polyacrylamide gels are available in mass produced pre-cast cassettes or may be manually prepared one at a time.

Zaxis' pre-cast gels offer the advantages of convenience, reliability, consistency and high quality to the researcher and/or clinician. With today's market emphasis on productivity and quality, Zaxis' pre-cast gel products are well positioned to respond to these market requirements. The usefulness of the information from electrophoresis depends on the clarity and consistency of the results (or resolution) that is dependent upon a variety of factors, including consistency of manufacturing materials and methods for the devices, reagents and gels.

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

In its initial pre-cast gel product line introduction in 1995, Zaxis was not able to gain any significant market share due to production quality variances and a novel application method proprietary to Zaxis' products that was thought to be a selling advantage, but ultimately proved to not be an advantage. In 1997, under the direction of the new management team, the polyacrylamide product line was removed from market except for continued shipments to existing customers, and an extensive redesign of the product was undertaken. An advanced formulation of the basic product line was introduced to Beta-site testing in December 1997. Test-user responses in 1998 were positive, and the advanced product line of protein gels were introduced in the market place in the last half of 1998.

All of Zaxis' existing distribution sources for the product have accepted the redesigned product into their inventory to replace the prior version. Based on the redesigned product line, discussions are being conducted with additional potential distributors for the line. Additional product supply contracts were negotiated and signed in 2000 with worldwide distributors in the life science market. Zaxis' products passed the high product test and quality control standards set by customers and are marketed under the established name of these customers, who are significant players in this growing market segment.

During 2000, Zaxis continued to collaborate with manufacturers of DNA sequencing instruments and life science distributors to provide new OEM (original equipment manufacturer) and private label products. These new collaborative projects reflect the growing demand for pre-cast electrophoresis gels that has resulted from the completion of The Human Genome Project.

Although Zaxis' gel products are well positioned to take advantage of this rapidly growing market, Zaxis does not expect to generate sufficient sales volume with its existing customer base to support the cost of operations during fiscal year 2001. Accordingly, the Company will need to raise additional capital through borrowings or equity financing throughout this time period. There can be no assurance that the Company will continue to raise additional capital through investor funding.

Zaxis has developed and sells a lipoprotein assay system, consisting of a poly-gradient electrophoresis gel, electrophoresis processing equipment, reagents, gel scanner, and computer software. The system measures the relative percentages of High Density and Low Density Lipoproteins (HDL and LDL) in human blood serum in a single test from single samples. Within the general categories of HDL and LDL are subfractions variously designated as Very Low Density Lipoprotein, LDL 1 and 2 and HDL 1, 2 and 3. The Zaxis system obtains its measurement by separating the subfractions and then programatically computing the totals of the components, rather than simply measuring the two masses of LDL and HDL, as competing systems do. The system was granted FDA marketing approval in September 1996 on the basis that it provided measurements in terms of total LDL and HDL equivalent to other systems already approved.

The lipoprotein subfractions measurements unique to the Zaxis system were not part of the FDA clearance for clinical marketing purposes, but are the subject of ongoing research by the Zaxis research and development staff and by outside researchers who have purchased the Zaxis system. In December 1996, Zaxis was granted a patent for the poly-gradient gel component of the system.

Zaxis has been marketing the lipoprotein assay system to researchers since March 1996. In late 1996, Zaxis began selling lipoprotein gels and reagent kits separately to researchers who had not purchased the systems. Zaxis has not actively pursued the clinical market because it does not currently possess the staff and marketing resources to do so and the insurance reimbursement rate for subfractionation testing is low. Sales of the system and supplies of lipoprotein gels for use in the system continue to be made to researchers who learn of the product from other researchers. One medical center acquired the system to use the Zaxis test as a central source of data for an arterial cardiovascular battery of tests. The test series was developed "to provide physicians and patients with the information necessary to maximally reduce the progression of atherosclerotic disease," as was stated in the announcement of the program in April 1999. Zaxis is following the results of the introduction closely.

Zaxis is also working with key instrument manufacturers to develop and produce gels for DNA analysis in the field of proteomics. Zaxis has successfully designed and produced a long-life, full-sized pre-cast gel for use in DNA sequencing. Zaxis engineered several adapter apparatus that enable the Zaxis DNA gel to be run on the major models of manual DNA sequencers now in operation. Zaxis believes that, at this time, its pre-cast DNA sequencing gel is the only marketed full-sized gel to meet all the parameters required by researchers and to fulfill specifications needed in the DNA sequencing market.

Zaxis is pursuing jointly two channels in its distribution network for its protein and DNA gels. In addition to directly marketing and distributing its products, Zaxis has and will continue to form market alliances and distribution arrangements with successful major marketers and innovation leaders in the industry. Management believes that Zaxis' quality protein gel and its proprietary DNA gels provide consumable product lines for distributors to compete in markets not previously addressed by those distributors.

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

CUSTOMERS AND DISTRIBUTION METHODS

The Company's three largest customers accounted for approximately 65% of sales in 2000. Six customers accounted for 69% of sales in 1999. Of Zaxis' top five customers in 2000, four sell or acquire for their own use Zaxis products under a private label arrangement. Zaxis sells directly to biopharma, life science, research, educational and medical institutions under the Zaxis brand. The Company also distributes its branded products through various regional distributors on a worldwide basis. Zaxis intends to add distributors in those regions and countries currently without distributor representation.

PATENTS, TRADEMARKS, AGREEMENTS

In addition to the December 1996 patent on the poly-gradient gel, the Company has patents on its electrophoresis device, a cassette and a cassette component. The Company has various U.S. patents relating to its gel products and various U.S. trademarks. In addition, Zaxis possesses intellectual property consisting of trade secrets and proprietary knowledge related to manufacturing techniques and product formulations.

The Company has U.S. trademarks covering "Zaxis -- A New Dimension In Technology," "Z-Quence" and the term "Z-Gel." Zaxis has a trademark application pending for the marketing phrase, "Bio Tools for Technology." In addition, Zaxis relies on trade secrets and proprietary knowledge. There can be no assurance that patents or trademarks will not be challenged or breached or that confidentiality agreements will not be breached.

Zaxis provides proprietary software for its LFS and grants limited, non-exclusive rights to the use of the software by its customers who purchase the Lipoprotein Fractionation System.

GOVERNMENTAL REGULATIONS

Zaxis' manufacturing plant is a registered FDA facility and is subject to FDA regulation, including audit and review for compliance with agency rules. The Company believes it is in compliance with the FDA regulations. The facility has not been audited and the Company has not received notice of any planned or pending audits.

RESEARCH AND DEVELOPMENT

Research and development costs for 2000 were $170,849 compared to $142,879 for 1999. The amount expended by Zaxis on research and development during 2000 increased from the previous year due to the Company's increased product development activities.

ENVIRONMENTAL LAWS

Zaxis has not incurred any costs specifically for compliance with environmental laws and does not anticipate any material costs solely for this purpose. The Company is subject to routine hazardous materials handling rules of the Environmental Protection Agency, if and when such materials are employed in a manufacturing process.

EMPLOYEES

Zaxis has 12 full time employees. In addition, the Company utilizes outside consultants and several part-time workers on a contract basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 10, 2000, the Company held its Annual Meeting of Stockholders. Refer to the Company's Quarterly Report on Form 10 QSB for the period ended September 30, 2000 regarding the submission of matters to a vote of Security Holders at this meeting.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market at present in the United States or elsewhere for International's common stock. The Company's over-the-counter trading volume is reported through the NASDAQ's "Bulletin Board" system. Trading was moderate during 2000. There were approximately 2,600 holders of record of International common stock at December 31, 2000, including holders of InFerGene and Zaxis shares who have yet to exchange their shares for International shares. No cash dividends have been declared on the common stock and none are currently anticipated. The high and low bid prices quoted for each quarter during the last fiscal year are presented below. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                       QUARTER ENDED                          HIGH      LOW
                       -------------                          -----    -----
March 31, 2000..............................................  $4.00    $0.81
June 30, 2000...............................................  $1.75    $0.62
September 30, 2000..........................................  $1.03    $0.41
December 31, 2000...........................................  $0.56    $0.19
March 31, 1999..............................................  $0.44    $0.44
June 30, 1999...............................................  $1.25    $0.39
September 30, 1999..........................................  $1.63    $0.53
December 31, 1999...........................................  $1.47    $0.53

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks, uncertainties and other factors, which may Cause the Company's results to differ materially from expectations. These risks and uncertainties include, but are not limited to, certain market risks, the ability of Zaxis International to develop and commercialize the products that are subject to this program and other risks and uncertainties in the Company's Securities and Exchange filings.

RESULTS OF OPERATIONS -- 2000 COMPARED TO 1999

Net sales in 2000 of $384,608 reflected a 49% increase over net sales in 1999 of $257,941. A supply agreement with a key manufacturer of DNA sequencing equipment and diagnostic kits yielded the first significant revenues from the related sales of these items in 2000, accounting for a significant portion of the total year revenue increase. The continued growth of this related revenue is dependent on the successful market acceptance of the manufacturers' diagnostic test for HIV-1 genotyping and by the manufacturer's receipt of the approval of a Pre-Marketing Application by the Food and Drug Administration. The additions of worldwide distributors coupled with a significant increase in sales through existing distributors were additional reasons for the significant sales increase in 2000.

Cost of goods sold for the year increased by $37,239 to $535,469 or 7% over the 1999 cost of goods of $498,230 and exceeded sales revenue in 2000 due to the fact that the quantity of product manufactured was not sufficient to realize necessary economies of scale in the production process.

Total operating costs for the year increased by $155,692 to $1,028,639 compared to $872,947 in 1999. General and Administrative expenses were $788,236 compared with $710,087 in 1999. This increase was due to the addition of a full time Vice President of Finance, additional costs incurred by Zaxis in its fundraising efforts, significant increases in insurance premiums for health and Director's and Officer's insurance and accounting and legal fees. Zaxis' selling expenses increased $77,067 to $240,403 in 2000 as compared to $162,860 in 1999. This increase in selling expenses was due primarily to the creation of new marketing materials and the use of a consultant to expand sales and marketing activities during 2000.

The extraordinary charge of $509,466 for 2000 related to the extinquishment of debt with MML and others in exchange for approximately 1,900,000 shares of Zaxis International common stock.

FINANCIAL CONDITION AND LIQUIDITY

The Company used $1,311,008 in 2000 for operations compared to $999,442 in 1999. Proceeds from the Company's Private Placement Offering of unregistered securities, which ended March 31, 2000, the issuance of notes payable and proceeds received upon the exercise of warrants provided cash of $1,286,784 for operations in 2000. At December 31, 2000 current liabilities exceeded current assets by $1,988,202 and total liabilities exceeded total assets by $1,883,187. At December 31, 2000 the Company had a cash balance of $1,827. To support its anticipated cash needs, the Company will be required to raise additional capital through debt or equity financings. There can be no assurance that this will be achieved. The Company is working in 2001 to maintain steady relations with creditors while it strives to improve sales volume and demonstrate that the Company can be successful.

In order to attract new customers and distributors and increase revenues, Zaxis requires additional investments to execute its business plan. Upon receipt of additional investments, Zaxis plans to initiate a major marketing campaign to increase awareness of the Company's products in the life science and biopharma markets. There can be no assurance that Zaxis will receive additional investments. Management believes that the core electrophoresis protein gel products combined with Zaxis' unique long shelf life pre-cast DNA and sequencing and 2-D gel products may provide sufficient sales revenue to bring Zaxis to a break-even point on an annualized basis within twelve months of the start of the marketing campaign. However, there can be no assurance that this will be achieved. If Zaxis is successful in generating new supply agreements, attracting new distributors and gaining new customers, additional capital investment will be required to automate the manufacturing process and add production staff. There can be no assurance, however, that Zaxis will be successful in obtaining additional supply contracts, distributors and the customers necessary to achieve profitability.

Management believes that the significant growth in the number of protein separation procedures, including two-dimensional (2-D) protein separations, resulting from the completion of the Human Genome Project and the emphasis on the function of proteins (proteomics) provides an excellent market opportunity for its products. The Company is recognized for its quality products and its ability to provide consistent and reliable pre-cast gels and related buffers and stains. The life science and biopharma markets require high-quality electrophoresis products Zaxis' DNA sequencing gel product line has unique features that provide it with an opportunity for increased sales and profits. The rapidly growing markets in proteomics and gene testing provide the basis for this opportunity.

During 2000, the Company relied upon equity and debt financings to sustain on-going operations and research and development. The Company will continue to rely upon these sources of funding in 2000. However, there can be no assurance that debt and equity funding will be available on favorable terms or at all, which raises substantial doubt about the Company's ability to continue as a going concern.

IMPACT OF YEAR 2000

The Company did not experience any significant interruptions of its business in 2000 as a result of Y2K problems. The Company did acquire new computers and a new network server to upgrade the MIS functions of the Company.

ITEM 7. FINANCIAL STATEMENTS

Financial statements of the Registrant and the reports of independent auditors thereon are included on the following pages.

                                                                 PAGES
                                                                -------
Reports of Independent Auditors                                 14 - 15
Consolidated Balance Sheets                                       16
Consolidated Statements of Operations                             17
Consolidated Statements of Stockholders' Deficiency               18
Consolidated Statements of Cash Flows                             19
Notes to Consolidated Financial Statements                      20 - 26

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 16, 2001 the Company filed a Current Report on Form 8-K, reporting the dismissal of the Company's independent auditors, Ernst & Young LLP, and the engagement of the Company's new independent auditors, Grant Thornton LLP.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names of our current directors and executive officers. The directors were elected at the annual shareholders meeting on August 10, 2000 and will hold office until the next Annual meeting and until their successors shall have been elected.

 NAME, AGE AND POSITIONS
    WITH THE COMPANY                       OCCUPATION AND OTHER INFORMATION
 -----------------------     ------------------------------------------------------------
Steven C. Ficyk, 40          Mr. Ficyk has served on the Board since December 1999. He is
Director                     a registered investment professional, who over the past
                             eighteen years has held positions with Merrill Lynch and A.
                             G. Edwards serving both retail and institutional investors.
                             Mr. Ficyk is currently associated with Round Hill
                             Securities, Inc.
Ronald F. Hanson, 64         Mr. Hanson has been Chairman of the Board since being
Director                     elected to the Board in December 1999. He is founder of his own financial planning firm and is a Chartered Financial
                             Consultant with over 40 years of professional experience
                             working with higher net worth business owners and
                             executives.
William Martin, 53           Mr. Martin has served on the Board since August 2000. He is
Director                     currently the Vice President of International Development
                             for Neenah Foundry. Mr. Martin formerly held management
                             positions with Hartley Controls Corporation and other large corporations.
James O. Roberts, 70         Mr. Roberts has served on the Board since August 2000. He is
Director                     the Chairman of Management Planning, Inc. a leading national valuation firm which provides objective and confidential
                             business and securities valuation and consulting services.
                             His textbook-workbook, Valuations: Closely Held
                             Corporations, was published by Federal Tax Workshops, Inc.
                             for use in training CPA's in valuation.
Robert G. Turner, JR., 54    Mr. Turner has served on the Board since August 2000. He is
Director                     a Certified Public Accountant and the Managing Partner of
                             Turner, Afek & Nemeth, LLC, a full service CPA firm. He is a
                             Certified Valuation Analyst and his firm specializes in
                             succession planning, Employee Stock Ownership Plans,
                             valuations and mergers and acquisitions.
John Hrobsky, 51             Mr. Hrobsky has served as President and Chief Executive
President and                since December 1999. He has over 25 years of experience in
Chief Officer                the industry with both established and early stage
                             companies. Prior to joining Zaxis, Mr. Hrobsky held senior management positions with NeuroControl Corporation and
                             Cochlear Corporation.

The board of Directors has an Audit Committee which is responsible for, among other things, evaluating the Company's accounting principles and its system of internal accounting controls. During fiscal 2000 and 1999, Directors earned options for shares of Common Stock as compensation for their services.

ITEM 10. EXECUTIVE COMPENSATION

                               ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                       -----------------------------------    -------------------------------------------------
                                                                      AWARDS                         PAYOUTS
                                                              ----------------------               ------------
      NAME AND                                      OTHER     RESTRICTED    OPTIONS/     LTIP       ALL OTHER
      POSITION         YEAR     SALARY     BONUS    ANNUAL      STOCK         SARS      PAYOUTS    COMPENSATION
      --------         ----    --------    -----    ------    ----------    --------    -------    ------------
John Hrobsky.........  2000    $150,000     --       --          --         200,000       --           --
President & CEO

OPTION AND SAR GRANTS AND/OR EXERCISES

The following table summarizes options granted in the last fiscal year to the Chief Executive Officer of the Company. There were no SAR grants by the Company in 2000. Exercise prices are based on fair market value of Common Stock at time of grant.

                               PERCENT OF
               NUMBER OF     TOTAL OPTIONS/   EXERCISE OR
              OPTIONS/SARS    SARS GRANTED    BASE PRICE
    NAME        GRANTED       TO EMPLOYEES      ($/SH)      EXPIRATION DATE
    ----      ------------   --------------   -----------   ---------------
John
  Hrobsky...    100,000            100%         $1.125          10/8/05
John
  Hrobsky...    100,000            100%         $ 0.19         12/21/05

No options/SARs exercised in last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2000 based on information provided to the Company by the persons named in the table, the number of shares of Common Stock owned by each Director, the CEO and by all Directors and executive officers of the Company as a group, and the persons or groups of persons known to the Company to be the beneficial owners of more than 5% of the Common Stock of the Company.

                                                                  AMOUNT AND
                      NAME AND ADDRESS                              NATURE
                    OF BENEFICIAL OWNER                       OF BENEFICIAL OWNER    PERCENT OF CLASS
                    -------------------                       -------------------    ----------------
MML Management Ltd..........................................       1,306,837               13.1%
Unit 9 563 Victoria St
Abbotsford VIC 3067
Australia
Progen Industries Ltd.......................................       1,334,884(1)            13.4%
2806 Ipswich Road
Darra Qld 4076
Australia
John Hrobsky................................................         250,000(2)             2.5%
1890 Georgetown Rd
Hudson, OH 44236
Ronald Hanson...............................................         423,355(3)            4.25%
815 Superior Ave
Cleveland, OH 44114
William Martin..............................................         182,500(4)             1.8%
1044 N. Lake Street
Neenah, WI 54956
James O. Roberts............................................          80,000(5)             0.8%
2323 Stillman Rd
Cleveland Heights, OH 44118
Robert G. Turner, JR........................................          32,000(6)             0.3%
11857 Raintree
Chardon, OH 44024
All Directors and Executive.................................         967,855                9.7%
  Officers as a group (6 persons)

---------------

(1) Includes 1,334,884 shares issuable upon conversion of notes and exercise of warrants.

(2) Includes 225,000 shares issuable upon exercise of warrants and options.

(3) Includes 126,979 shares owned by Mr. Hanson's spouse and other entities Mr. Hanson is associated with and 117,377 shares issuable upon exercise of warrants.

(4) Includes 125,000 shares owned by Mr. Martin and 57,500 shares issuable upon exercise of warrants.

(5) Includes 40,000 shares owned by Mr. Roberts and 40,000 shares issuable upon exercise of warrants.

(6) Includes 16,000 shares owned by Mr. Turner and 16,000 shares issuable upon exercise of warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No related transactions occurred in the last fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
     3(i)  Certificate of Incorporation (Exhibit 3(i) to the Company's
           Annual Report on Form 10-KSB for the year ended December 31,
           1995, File Number 0-15476, incorporated herein by
           reference).

     3(ii) By-laws (Exhibit 3(ii) to the Company's Annual Report on
           Form 10-KSB for the year ended December 31, 1995, File
           Number 0-15476, incorporated herein by reference).

     4 Instruments defining the rights of security holders, including debentures:
      (a)  Promissory Notes to Directors and Other Investors (Exhibit
           10 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996, File Number 0-15476, incorporated herein by reference).
      (b)  Financing and Shareholder Agreement (Exhibit 10 to the
           Company's Report on Form 8-K dated February 5, 1997, file number 0-15746, incorporated herein by reference).
      (c) 9 1/2% Convertible Note issued to directors and other investors and related Class Z1 and Class Z2 Warrants
           (Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, File Number 0-15476, incorporated herein by reference).

    16     Change in Accountants (Exhibit to the Company's Report on
           Form 8-K dated March 16, 2001, file number 0-15476, incorporated herein by reference).

    21     List of Subsidiaries (Exhibit 21 to the Company's Annual
           Report on Form 10-KSB for the year ended December 31, 1996,
           File No. 0-15476, incorporated herein by reference.)

    22     Termination of Consulting Agreement and Full and Final
           Release (Exhibit to the Company's 10-QSB for the quarter ended September 30, 1999, File Number 0-15476, incorporated herein by reference.)

    24     Power of Attorney for signatures on the Company's Form
           10-KSB for the year ended December 31, 2000

(b) Reports on Form 8-K

1/28/00    Reported that Company's previous Board of Directors and
           President and Chief Executive Officer had resigned pursuant to the Termination of Consulting Agreement, and Full and Final Release described in and filed as an Exhibit to the Company's 10-QSB for the quarter ended September 30, 1999 and that a newly elected Board of Directors elected Ronald
           Hanson as Chairman of the Board and John Hrobsky as President and Chief Executive Officer.

4/7/00     Appointment of Charles Maimbourg as Chief Financial Officer.

1/31/01 Reported that Company had reached tentative agreement with John Turner on terms and conditions from a significant investment in the Company. Reported that Company is seeking interim financing of $250,000 for short-term operating expenses.

3/16/01    Reported that Company had dismissed Ernst & Young LLP as the
           Company's independent auditor and engaged Grant Thornton LLP to act as its auditors for the fiscal year ended December
           31, 2000. Reported that the Ernst & Young LLP report on the financial statements as of and for the years ended December
           31, 1999 and 1998 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, auditing scope or accounting principles, except for the modification regarding the uncertainty of the Company's ability to continue as a going concern.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2001

                                          Zaxis International Inc.

                                          By: /s/ JOHN HROBSKY
                                            ------------------------------------
                                              John Hrobsky, President and Chief
                                              Executive Officer*, & Acting Chief
                                              Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                   SIGNATURE                                        TITLE                      DATE
                   ---------                                        -----                      ----

/s/                                                 Director, Chairman of the Board        May 15, 2001
------------------------------------------------
   Ronald Hanson*

/s/                                                 Director                               May 15, 2001
------------------------------------------------
   Steven Ficyk*

/s/                                                 Director                               May 15, 2001
------------------------------------------------
   William Martin*

/s/                                                 Director                               May 15, 2001
------------------------------------------------
   James Roberts*

/s/                                                 Director                               May 15, 2001
------------------------------------------------
   Robert Turner*

* Pursuant to Power of Attorney.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Zaxis International Inc.

We have audited the accompanying consolidated balance sheet of Zaxis International Inc. and Subsidiary as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zaxis International Inc. and Subsidiary as of December 31, 2000, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $1,851,731 during the year ended December 31, 2000 and, as of that date, the Company's current liabilities exceeded its current assets by $1,999,202, and has a deficit in stockholders' equity of $1,883,187. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GRANT THORNTON LLP

Cleveland, Ohio

March 30, 2001 (except for the third sentence of note 13, as to which the date is April 6, 2001)

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Zaxis International Inc.

We have audited the accompanying consolidated balance sheet of Zaxis International Inc. and Subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zaxis International Inc. and Subsidiary at December 31, 1999 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has liabilities in excess of total assets and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

March 17, 2000

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
CURRENT ASSETS:
  Cash......................................................  $      1,827    $   139,151
  Accounts receivable, net..................................        28,325         45,332
  Inventory.................................................        35,627         64,036
                                                              ------------    -----------
          Total current assets..............................        65,779        248,519
PROPERTY AND EQUIPMENT:
  Machinery and equipment...................................       303,821        361,582
  Office equipment..........................................       147,890        190,064
  Leasehold improvements....................................        54,889         86,992
                                                              ------------    -----------
                                                                   506,600        638,638
     Less accumulated depreciation..........................       427,623        498,954
                                                              ------------    -----------
                                                                    78,977        139,684
                                                              ------------    -----------
OTHER ASSETS................................................        38,366         44,602
                                                              ------------    -----------
          TOTAL ASSETS......................................  $    183,122    $   432,805
                                                              ============    ===========
                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Current portion of capitalized lease obligations..........  $     13,567    $    12,653
  Notes payable to related parties..........................     1,186,199      1,488,907
  Notes payable -- other....................................       300,715        417,928
  Accounts payable..........................................       246,397        581,070
  Accrued interest..........................................       245,136        350,699
  Other accrued expenses....................................        72,967        198,305
                                                              ------------    -----------
          Total current liabilities.........................     2,064,981      3,049,562
LONG TERM LIABILITIES:
  Capitalized lease obligations.............................         1,328         16,040
  Notes payable to related parties..........................            --        197,792
                                                              ------------    -----------
          Total long term liabilities.......................         1,328        213,832
STOCKHOLDERS' DEFICIENCY:
  Common stock -- $.01 par value, 20,000,000 shares
     authorized, 9,866,773 and 6,927,497 shares issued and
     outstanding and issuable in 2000 and 1999,
     respectively...........................................        98,668         69,275
  Additional paid-in capital................................     9,816,530      7,046,790
  Accumulated deficit.......................................   (11,798,385)    (9,946,654)
                                                              ------------    -----------
          Total stockholders' deficiency....................    (1,883,187)    (2,830,589)
                                                              ------------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY....  $    183,122    $   432,805
                                                              ============    ===========

              See notes to the consolidated financial statements.

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
Net sales...................................................  $   384,608    $   257,941
Cost of goods sold..........................................      535,469        498,230
Selling, general and administrative expenses................    1,028,639        872,947
                                                              -----------    -----------
       Loss from operations.................................   (1,179,500)    (1,113,236)
Other income (expense):
  Interest expense..........................................     (171,103)      (183,072)
  Other, net................................................        8,338            385
                                                              -----------    -----------
       Total other income (expense).........................     (162,765)      (182,687)
                                                              -----------    -----------
       Loss from continuing operations before extraordinary
        charge..............................................   (1,342,265)    (1,295,923)
Extraordinary charge from extinguishment of debt............     (509,466)            --
                                                              -----------    -----------
          NET LOSS..........................................  $(1,851,731)   $(1,295,923)
                                                              ===========    ===========
Loss from continuing operations -- basic and diluted........  $     (0.17)   $     (0.21)
Extraordinary charge -- basic and diluted...................        (0.06)            --
                                                              -----------    -----------
Loss per share -- basic and diluted.........................  $     (0.23)   $     (0.21)
                                                              ===========    ===========
Weighted average number of shares outstanding -- basic and
  diluted...................................................    8,050,703      6,101,547
                                                              ===========    ===========

              See notes to the consolidated financial statements.

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                  COMMON STOCK
                                             ----------------------    ADDITIONAL
                                             NUMBER OF    STATED OR     PAID-IN      ACCUMULATED
                                              SHARES      PAR VALUE     CAPITAL        DEFICIT
                                             ---------    ---------    ----------    ------------
BALANCE AT DECEMBER 31, 1998...............  5,811,216     $58,112     $5,984,885    $ (8,650,731)
  Sale of shares...........................    816,281       8,163        764,905              --
  Shares issued on conversion of notes.....    300,000       3,000        297,000              --
  Net loss -- 1999.........................         --          --             --      (1,295,923)
                                             ---------     -------     ----------    ------------
BALANCE AT DECEMBER 31, 1999...............  6,927,497      69,275      7,046,790      (9,946,654)
  Sale of shares...........................    802,794       8,028        772,506              --
  Shares issued on conversion of
     warrants..............................     45,710         457         34,133              --
  Shares issued on conversion of notes.....  1,893,072      18,930      1,786,612              --
  Shares issued for services...............    137,700       1,378        117,089              --
  Shares issued for settlement of account
     payable...............................     60,000         600         59,400              --
  Net loss -- 2000.........................         --          --             --      (1,851,731)
                                             ---------     -------     ----------    ------------
BALANCE AT DECEMBER 31, 2000...............  9,866,773     $98,668     $9,816,530    $(11,798,385)
                                             =========     =======     ==========    ============

              See notes to the consolidated financial statements.

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                  2000               1999
                                                              -------------      -------------
OPERATING ACTIVITIES:
  Net loss..................................................   $(1,851,731)       $(1,295,923)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................        91,033            104,908
     Common stock issued for services.......................       118,467                 --
     Extraordinary charge...................................       509,466                 --
     Changes in operating assets and liabilities:
       Accounts receivable..................................        17,007            (31,382)
       Inventory and prepaids...............................        28,409             19,184
       Accounts payable and accrued expenses................      (223,659)           203,771
                                                               -----------        -----------
          Net cash used in operating activities.............    (1,311,008)          (999,442)
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................       (24,088)            (1,500)
  Patent cost expenditures..................................            --             (1,840)
                                                               -----------        -----------
          Net cash used in investing activities.............       (24,088)            (3,340)
FINANCING ACTIVITIES:
  Proceeds from sale of common stock........................       780,534            773,068
  Proceeds from conversion of stock warrants................        18,750                 --
  Payments on notes payable.................................       (75,214)           (14,336)
  Proceeds from notes payable...............................       487,500            344,792
  Payments on capital lease obligations.....................       (13,798)           (10,918)
                                                               -----------        -----------
          Net cash provided by financing activities.........     1,197,772          1,092,606
                                                               -----------        -----------
          NET INCREASE (DECREASE) IN CASH...................      (137,324)            89,824
Cash at beginning of period.................................       139,151             49,327
                                                               -----------        -----------
Cash at end of period.......................................   $     1,827        $   139,151
                                                               ===========        ===========

              See notes to the consolidated financial statements.

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS

Zaxis International Inc. (the "Company") manufactures and sells products for use in electrophoresis, an electrochemical process used to analyze genetic material and its components such as proteins and DNA. Products include testing media, primarily in the form of pre-cast polyacrylamide gel cassettes, electrophoresis chambers, chemical compounds and reagents. The Company also sells equipment manufactured to its specifications, including power supplies used in performing electrophoresis and computer systems and automated scanners utilized in the analysis and quantification of electrophoresis results. The Company's products are sold directly to institutions operating research laboratories and to distributors who market its products under the "Zaxis" name or their own private labels. The Company's blood serum lipoprotein assay system, granted clearance to be marketed for clinical use by the Food and Drug Administration, is marketed directly to research laboratories.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, Zaxis Inc. All intercompany accounts and transactions are eliminated in consolidation.

FINANCIAL STATEMENT PRESENTATION CHANGES

Certain amounts from the prior year have been reclassified to conform to the current year reporting presentation.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Classes of property and equipment and related useful lives are as follows:

                                                                 ESTIMATED
                                                                USEFUL LIFE
                                                                -----------
Leasehold Improvements......................................       5 years
Machinery and Equipment.....................................    3-10 years
Office Equipment............................................     5-7 years

Property and equipment includes equipment held under capital leases of $76,000. Accumulated amortization at December 31, 2000 and 1999 was approximately $57,000 and $42,000, respectively.

Depreciation expense approximated $85,000 and $98,000 for 2000 and 1999, respectively.

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

ASSET IMPAIRMENT

The Company's policy is to review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable, in which case the asset would be written down to its estimated fair value.

OTHER ASSETS

Patent costs of $57,347, which are included in other assets, are amortized over the life of the related patent. Amortization expense was $6,236 and $6,290 for 2000 and 1999, respectively, and accumulated amortization was $30,123 and $23,887 at December 31, 2000 and 1999, respectively.

INCOME TAXES

The Company accounts for income taxes using the liability method of accounting. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs were approximately $170,000 and $143,000 for 2000 and 1999, respectively.

STOCK COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company has elected to use the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for options issued to employees and directors. This method generally results in no compensation cost being recognized since the option prices generally are at or above the value of the underlying shares when issued. Options issued to those other than employees and directors are valued under SFAS 123. The proforma effect of using the alternative method under SFAS 123 would have an insignificant impact on the reported net loss for 2000 and 1999.

ADVERTISING COSTS

Advertising costs are expensed when incurred. Advertising expense amounted to $31,137 and $5,281 in 2000 and 1999, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" that is effective for fiscal years beginning after June 15, 2000. Because the Company does not currently utilize derivative financial instruments, the adoption of this statement is not expected to effect the Company's financial statements.

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years and has a deficit in stockholders' equity.

As a result, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company does not expect to generate sufficient sales volume with its existing customer base to support its cost of operations during 2001. Accordingly, the Company will need to raise additional capital through borrowings or equity financing throughout this time period.

The Company continues to rely upon these various funding sources to sustain on-going operations, research, product and sales development. The Company continues to pursue additional long-term debt and/or equity fundings. The Company continues to be reliant upon investor fundings until the marketing of its products can be brought to a level sufficient to support its operating requirements. There can be no assurance that the Company will continue to receive investor funding or that the Company will be able to strengthen its customer base sufficiently to generate the sales volume required to meet the cost of operations.

NOTE 4 -- NOTES PAYABLE

Notes payable to related parties of $961,199 in 2000 and $1,686,699 in 1999 include amounts due to directors, former directors, a significant customer, Progen Industries Ltd. ("Progren") and MML Management Limited ("MML"). Progen is a pharmaceutical company based in Australia and MML is an Australian based investment firm. Certain individuals from Progen and MML were former directors.

The notes payable outstanding at December 31, 2000 were due at various dates from June 1999 through October 2001 and bear interest at rates ranging from 9.5% to 12%. Notes of $332,500 were issued to related parties in 2000, including $225,000 due on demand to Visible Genetics, Inc., the Company's largest customer.

The notes payable outstanding at December 31, 1999 were due at various dates from June 1999 through August 2001 and bear interest at rates ranging from 9.25% to 10%. The Company issued $197,792 of convertible debt to Progen in 1999.

Notes payable to others of $300,715 at December 31, 2000 includes $13,000 due on demand and other notes due at various dates through September 2001, and bear interest at rates ranging from 9.25% to 11.5%. Notes aggregating $155,000 were issued in 2000. Notes payable outstanding at December 31, 1999 of $417,928 were due $307,928 on demand and $110,000 at various dates through May 2000, with interest at rates ranging from 9.25% to 10%.

During 2000, $1,030,000 of notes payable (and $267,000 of related interest) to related parties and others were converted to 1,893,072 shares of common stock resulting in an extraordinary loss of $509,466 resulting from the extinguishment of the debt. Substantially all of these notes were past their maturity dates and were no longer convertible under the original terms. Of the $1,030,000 notes converted, $740,000 were due to MML. During 1999, holders of convertible notes totaling $300,000 (and $24,000 of related interest) were converted to common stock under the original terms of the notes.

At December 31, 2000, the Company was delinquent on principal payments of $688,407 and interest payments of $152,170 for notes payable to related parties and $140,000 and $40,375, respectively, for notes payable to others.

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

Certain notes payable at December 31, 2000 include warrants to purchase approximately 329,000 shares of common stock at $.45 to $4.00 per share, and expire at various dates through 2005. Notes payable at December 31, 2000 also include notes aggregating $363,000 which are convertible into common stock at prices ranging from $.60 to $3.24. Certain holders of these convertible notes will be granted additional warrants upon conversion. No value has been assigned to warrants.

NOTE 5 -- DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) plan for substantially all employees. Company contributions are at the discretion of management. There were no Company contributions under the plan in 2000 or 1999.

NOTE 6 -- LEASE OBLIGATIONS

The Company rents a building for its office, manufacturing, research and development activities under a five-year operating lease that expires October 2003. Rent expense was $114,792 in 2000 and $126,267 in 1999. Future rental commitments are as follows:

2001........................................................    $119,542
2002........................................................     124,292
2003........................................................     106,875
Thereafter..................................................          --
                                                                --------
                                                                $350,709
                                                                ========

NOTE 7 -- CAPITAL STOCK TRANSACTIONS

During 2000, the Company authorized the issuance of 10 million shares of preferred stock at $01. par value. No preferred stock has been issued.

During 2000 and 1999, the Company received $780,534 and $773,068, respectively, in funds from private investors in connection with the Company's ongoing private offering of securities. This offering allowed investors to purchase units in the Company with a unit consisting of one share of common stock and certain Class Z warrants entitling the holder to purchase one additional share of common stock, for every four warrants exercised.

During 2000, investors and noteholders who have invested funds in the Company were issued warrants to purchase 1,643,269 shares of the Company's common stock at prices ranging from $.45 to $5.00 per share expiring between December 2000 and December 2005. Remaining warrants outstanding at December 31, 2000 entitle the holders to purchase 1,814,491 shares of common stock. During 2000, 101,983 warrants were exercised at prices ranging from $.60 to $1.00 per share.

NOTE 8 -- INCOME TAXES

A reconciliation of income taxes computed at the U.S. federal statutory rate to the provision for income taxes is as follows:

                                                         2000         1999
                                                       ---------    ---------
Tax benefit at statutory rate........................  $(629,600)   $(440,000)
Increase in valuation allowance on deferred tax
  asset..............................................    629,600      440,000
                                                       ---------    ---------
Provision for income taxes...........................  $      --    $      --
                                                       =========    =========

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

Deferred income taxes are provided to reflect the tax effects of temporary differences in the recognition of revenue and expense for tax and reporting purposes. Significant components of deferred tax assets at December 31, 2000 and 1999 are as follows:

                                                         2000          1999
                                                      ----------    ----------
Deferred tax assets:
Net operating loss carryforward.....................  $3,600,000    $3,021,640
Other...............................................     (16,300)       (6,000)
                                                      ----------    ----------
                                                       3,583,700     3,015,640
Valuation allowance.................................  (3,583,700)   (3,015,640)
                                                      ----------    ----------
  Net deferred tax assets...........................  $       --    $       --
                                                      ==========    ==========

For Federal income tax purposes, net operating loss carryovers total $10,585,000 and $8,887,000 at December 31, 2000 and 1999, respectively, and, if not utilized, will expire between 2004 and 2020.

NOTE 9 -- STOCK OPTIONS AND WARRANTS

The following classes of warrants are outstanding at December 31, 2000 and 1999 and are convertible at a rate of four warrants to purchase one share of common stock:

        543,536 Class Z3 warrants at December 31, 1999, exercisable at $1.00 per share of common stock expiring on various dates through December 2000.

        1,980,760 Class Z4 warrants in 2000 (543,536 in 1999) exercisable at $2.50 per share of common stock expiring on various dates through December 2001.

        1,980,760 Class Z5 warrants in 2000 (543,536 in 1999) exercisable at $3.50 per share of common stock expiring on various dates through December 2002.

        1,980,760 Class Z6 warrants in 2000 (543,536 in 1999) exercisable at $5.00 per share of common stock expiring on various dates through December 2004.

During 2000, 1,497,492 Class Z3 through Z6 warrants were issued; 101,983 Class Z3 warrants were exercised; and 1,939,045 Class Z3 warrants and 60,268 Class Z4, Z5 and Z6 warrants expired.

Additionally, the Company had 328,921 of other classes of warrants outstanding at December 31, 2000 exercisable at $.45 to $4.00 per share at various dates through 2005. There were 145,777 warrants issued and 838,934 warrants expired from these other classes in 2000.

There are 2,371,138 shares of common stock reserved for warrants and stock options.

The Company has a Long-Term Incentive plan under which options to purchase 405,000 shares of common stock may be granted at the fair market value on the date of grant in the form of incentive or non-qualified stock options. In addition, the Company has a Non-Employee Directors' Stock Option plan under which options to purchase up to 250,000 shares may be granted at fair market value at the date of grant.

During 2000, 283,464 (55,871 in 1999) options were granted with exercise prices between $.19 and $2.75 per share ($.8125 and $1.50 in 1999) and expire between five to ten years from the date of grant. During 2000, 76,500 options had been terminated or expired. At December 31, 2000 and 1999, 576,938 and 369,974 options were outstanding, respectively. No options were exercised during 2000 or 1999.

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

Information related to stock options and warrants at December 31, 2000 is as follows:

OPTIONS

                                                                WEIGHTED AVERAGE
                                                      OPTIONS    EXERCISE PRICE
                                                      -------   ----------------
Outstanding, beginning of year......................  369,974        $1.60
Granted.............................................  283,464          .74
Exercised...........................................       --           --
Forfeited or terminated.............................  (76,500)        2.52
                                                      -------        -----
Outstanding, end of year............................  576,938        $1.05
                                                      =======        =====

The weighted average fair value of options granted during the year was $.79.

WARRANTS

                                                                 WEIGHTED AVERAGE
                                                     WARRANTS     EXERCISE PRICE
                                                    ----------   ----------------
Outstanding, beginning of year....................   3,196,222        $2.84
Issued............................................   6,135,745         2.94
Exercised.........................................    (101,983)        1.00
Forfeited or terminated...........................  (2,958,783)        1.55
                                                    ----------        -----
Outstanding, end of year..........................   6,271,201        $3.58
                                                    ==========        =====

NOTE 10 -- MAJOR CUSTOMERS

Three customers accounted for 65% of sales in 2000 while six customers accounted for 69% of sales in 1999. Since the Company's operations will not be able to cover its operating costs unless the customer base is increased, the loss of any major customers may have a material adverse effect on the Company.

NOTE 11 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the year ended December 31, 2000, the Company paid $9,000 for interest.

Non-cash activities include the conversion of debt of $1,030,000 and $300,000 (along with related interest of $267,000 and $24,000, respectively) to common stock for the years ended December 31, 2000 and 1999, respectively. During 2000, $60,000 in common stock was issued for the settlement of accounts payable and $118,467 in common stock was issued for services.

NOTE 12 -- FOURTH QUARTER ADJUSTMENTS

During the first three quarters of 2000, the Company converted $1,030,000 of notes payable (and $276,000 of related interest) to approximately 1.89 million shares of the Company's common stock. Certain of the notes were converted at prices below the market value of the common stock on the date of the conversion, resulting in an extraordinary loss on the extinguishment of the debt of $509,466. The Company recorded the entire extraordinary loss in the fourth quarter of 2000. Had the Company recognized the extraordinary losses related to the conversions in the periods to which they related, first quarter loss as reported for 2000 would have increased by $137,348 and the third quarter loss as reported for 2000 would have increased by $372,118.

                    ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTE 13 -- SUBSEQUENT EVENT

On or about March 15, 2001, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with Online Testing Center, Inc. ("OTC") relating to a proposed acquisition of OTC through a merger of OTC with and into the Company. Consummation of the Merger Agreement was subject to a number of conditions and provided for certain termination rights. The Company notified OTC that it was terminating the Merger Agreement on April 6, 2001. OTC has alleged that the termination was invalid and that it intended to pursue its rights to enforce the Merger Agreement. To date, the Company is not aware that any action has commenced. Management of the Company believes that it had sufficient legal grounds to terminate the Merger Agreement and has no liability in any asserted action.