Form 10QSB
period 2001-03-31
ZAXIS INTERNATIONAL INC
filed 2001-05-15
CIK 797542

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Zaxis International Inc.
(Name of Issuer as specified in its charter)

Delaware	0-15476	68-0080601

(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1890 Georgetown Road, Hudson Ohio 44236
(Address of principal executive office)

(330) 650-0444
(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filings for the past 90 days. Yes [X] No [ ]

As of March 31, 2001, there were 9,981,773 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes:            No:    X

ZAXIS INTERNATIONAL INC.
FORM 10-QSB

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

as of March 31, 2001 and December 31, 2000	3

Condensed Consolidated Statements of Operations:

Three Months ended March 31, 2001 and 2000	4

Condensed Consolidated Statement of Stockholders’ Deficiency

For the three months ended March 31, 2001	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations for the Three Months Ended March 31, 2001	9

PART II. OTHER INFORMATION

Item 2. (c) Changes in Securities and use of proceeds—Recent Issuances of Unregistered Securities	10

Item 3. Defaults upon Senior Securities	10

Item 5: Other Information	10

Item 6. Exhibits and Reports on Form 8-K	11

SIGNATURES	12

Part 1 — Financial Information

Item 1. Financial Statements

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2001	2000

	(Unaudited)	(Audited)

Current assets:

Cash	$776	$1,827

Accounts receivable, net	55,472	28,325

Inventory	35,480	35,627

Total current assets	91,728	65,779

Property and equipment:

Machinery and equipment	303,821	303,821

Office equipment	147,890	147,890

Leasehold improvements	54,889	54,889

	506,600	506,600

Less accumulated depreciation	443,061	427,623

	63,539	78,977

Other assets	36,807	38,366

Total assets	$192,074	$183,122

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:

Current portion of capitalized lease obligations	$11,910	$13,567

Notes payable to related parties	1,328,199	1,186,199

Notes payable	345,500	300,715

Accounts payable	244,723	246,397

Accrued interest	286,332	245,136

Other accrued expenses	79,500	72,967

Total current liabilities	2,296,164	2,064,981

Long term liabilities:

Capitalized lease obligations	—	1,328

Total long term liabilities	—	1,328

Stockholders’ deficiency:

Common stock — $.01 par value, 20,000,000 shares authorized, 9,981,773 shares issued and outstanding at March 31, 2001, 9,866,773 shares issued and outstanding at December 31, 2000	99,818	98,668

Additional paid-in capital	9,838,130	9,816,530

Accumulated deficit	(12,042,038)	(11,798,385)

Total stockholders’ deficiency	(2,104,090)	(1,883,187)

Total liabilities and stockholders’ deficiency	$192,074	$183,122

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31

	2001	2000

Net sales	$152,767	$87,653

Operating Costs:

Cost of goods sold	129,993	115,410

Selling, general and administrative expenses	223,889	285,095

Loss from operations	(201,115)	(312,852)

Other income (expense):

Interest expense	(42,892)	(49,214)

Other, net	354	36,303

Total other income (expense)	(42,538)	(12,911)

Loss from continuing operations before extraordinary charge	(243,653)	(325,763)

Extraordinary charge from extinguishments of debt	—	(137,348)

Net loss	$(243,653)	$(463,111)

Net loss from continuing operations — basic and diluted	$(0.02)	$(0.05)

Extraordinary charge — Basic and Diluted	—	(0.02)

Net loss per common share — Basic and Diluted	$(0.02)	$(0.07)

Weighted average number of shares outstanding — Basic and Diluted	9,894,184	6,540,829

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(UNAUDITED)

	Common Stock
			Additional
	Number of	Stated or	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit

Balance at January 1, 2001	9,866,773	$98,668	$9,816,530	$(11,798,385)

Shares issued on exercise of options	100,000	1,000	18,000	—

Shares issued for services	15,000	150	3,600	—

Net loss for the quarter	—	—	—	(243,653)

Balance at March 31, 2001	9,981,773	$99,818	$9,838,130	$(12,042,038)

See notes to the consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2001	2000

Operating activities:

Net loss	$(243,653)	$(463,111)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	16,997	25,528

Shares issued for services	3,750	—

Extraordinary charge	—	137,348

Changes in operating assets and liabilities:

Accounts receivable	(27,147)	(59,787)

Inventory	147	(6,717)

Accounts payable and accrued expenses	46,055	(282,414)

Cash used in operating activities	(203,851)	(649,153)

Investing activities:

Purchases of property and equipment	—	(30,189)

Cash used in investing activities	—	(30,189)

Financing activities:

Proceeds from exercise of stock options	19,000	—

Proceeds from sale of common stock	—	922,138

Payments on notes payable	(2,715)	(16,762)

Proceeds from notes payable	189,500	—

Payments on capital lease obligations	(2,985)	(2,991)

Cash provided by financing activities	202,800	902,385

Increase (Decrease) in cash	(1,051)	223,043

Cash at beginning of period	1,827	139,151

Cash at end of period	$776	$362,194

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The financial statements present the consolidated financial position and results of operations of Zaxis International Inc. (“the Company”) and its wholly-owned subsidiary, Zaxis Inc. All intercompany transactions and balances have been eliminated.

The Company manufactures and sells products for use in electrophoresis, an electrochemical process used to analyze genetic material and its components such as proteins and DNA. The Company also sells equipment manufactured to its specifications, including power supplies used in performing electrophoresis. The Company’s products are sold directly to institutions operating research laboratories and to distributors who market its products under the “Zaxis” name or their own private labels.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. These interim financial statements include all adjustments, consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2 — GOING CONCERN

The Company has incurred substantial losses in 1999 and 2000 and incurred a net loss of $243,653 for the quarter ended March 31, 2001. The Company does not expect to generate sufficient sales volume with its existing customer base to support its cost of operations through 2001 and, accordingly, will need to raise additional funds through borrowings or equity funding. The Company is actively pursuing additional funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. These factors raise substantial doubts about the Company’s ability to continue as a going concern and the auditor’s report contained in the Company’s 2000 annual report on Form 10-KSB filed with the U.S. Securities and Exchange Commission contains an explanatory paragraph with respect to this matter.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

NOTE 3 — RESTATEMENT

During the three months ended March 31, 2000, the Company converted $140,000 of notes payable (plus accrued interest of approximately $30,000) to approximately 310,000 shares of the Company’s common stock. Certain of these notes were converted at prices below the market value of the common stock on the date of conversion, resulting in an extraordinary loss on the extinguishment of the debt of $137,348. The Company recorded this extraordinary loss in the fourth quarter of 2000. As a result, the financial statements for the period ended March 31, 2000 have been restated to reflect the extraordinary loss in the period to which it relates.

NOTE 4 — NOTES PAYABLE

During the three months ended March 31, 2001, the Company issued notes aggregating $189,500 ($142,000 to related parties) with stated interest rates ranging from 11% to 11.5%. The notes mature at various dates through September 2001.

At March 31, 2001, the Company was delinquent on principal and interest payments of approximately $874,000 and $218,000, respectively.

NOTE 5 — COMMON STOCK

During the three months ended March 31, 2001, the Company issued 100,000 shares of common stock at $.19 per share to an officer/shareholder upon exercise of his stock options.

No stock options or warrants were granted during the quarter ended March 31, 2001. Stock options and warrants were excluded in the computation of diluted loss per share for the periods presented since their effect would have been antidilutive.

NOTE 6 — CONTINGENCY

On or about March 15, 2001, the Company entered into a Plan and Agreement of Merger (the “Merger Agreement”) with Online Testing Center, Inc. (“OTC”) relating to the proposed acquisition of OTC through a merger of OTC with and into the Company. Consummation of the Merger Agreement was subject to a number of conditions and provided for certain termination rights. The company notified OTC that it was terminating the Merger Agreement on April 6, 2001. OTC has alleged that the termination was invalid and that it intended to pursue its rights to enforce the Merger Agreement. To date, the Company is not aware that any action has commenced. Management of the Company believes that it had sufficient legal grounds to terminate the Merger Agreement and has no liability in any asserted action.

Item 2. Management’s Discussion and Analysis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2001.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by such words as “expects”, “anticipates”, “intends”, “believes”, or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company’s business, the Company cautions prospective investors that its business and financial performance are subject to substantial risks and uncertainties.

Results of Operations

Sales for the first three months ended March 31, 2001 were $152,767 as compared with $87,653 for the first three months of 2000. This 74% increase in sales was due to increased market penetration of the Company’s PAGE gels and associated reagents, buffers, DNASE Free water and stains.

The Company’s cost of goods sold for the three months ended March 31, 2001 of $129,993 represented a 12.6% increase from the cost of goods sold of $115,410 for the same three-month period of 2000. The high costs of goods sold relative to total revenues reflect a lack of any economies of scale being realized due to low unit volumes.

Selling, general and administrative expenses were $223,889 for the three months ended March 31, 2001, a decrease of 21% from $285,095 for the same three-month period in 2000. This decrease is primarily attributable to a reduction of consulting costs and temporary help.

Interest expense for the first quarter of 2001 was reduced by $6,322 or 13% compared to the first quarter in 2000 primarily due to a higher weighted-average debt outstanding in 2000 compared to 2001.

Extraordinary charge of $137,348 for the three month period ended March 31, 2000 was attributed to the conversion of notes and accrued interest to the Company’s common stock at prices below the market value of the common stock on the date of conversion.

The net loss for the quarter ended March 31, 2001 amounted to $(243,653) as compared to a net loss of $(463,111) for the same quarter in 2000. The loss per share was affected by the increase in the weighted average number of shares outstanding to 9,894,184 in the three months ended March 31, 2001 from 6,540,829 in the three months ended March 31, 2000.

Financial Condition and Liquidity

Cash used for operations amounted to $203,851 for the three months ended March 31, 2001. We had no property and equipment expenditures for the quarter. Cash provided from financing activities totaled $202,800 for the three months ended March 31, 2001 primarily due to the issuance of notes payable of $189,500 and proceeds of $19,000 from the exercise of stock options. To support its anticipated cash needs, the Company will be required to raise additional capital through borrowings or equity financings. There can be no assurance that this will be achieved. The Company is working in 2001 to maintain steady relations with creditors while it strives to improve sales volume and demonstrate that the Company can be successful.

The Company will continue to be reliant upon investor funding sources until the unit sales volumes result in sufficient revenue to support the Company’s operations. There can be no assurance that the Company will continue to receive investor funding or that the Company will be able to strengthen its customer base sufficiently to generate the sales volume required to meet or exceed the cost of operations.

PART II. OTHER INFORMATION

Item 2(c). Changes in Securities and use of proceeds

During the period ended March 31, 2001, Zaxis International Inc. issued 100,000 shares of Common Stock at $.19 per share to the President/CEO upon exercise of his stock options. In addition, the Company issued 15,000 shares of common stock for services valued at $3,750.

Item 3. Default upon Senior Securities

At March 31, 2001, the Company was delinquent on note principal payments of approximately $874,000 and interest payments of $218,000.

Item 5. Other Information

On or about March 15, 2001, the Company entered into a Plan and Agreement of Merger (the “Merger Agreement”) with Online Testing Center, Inc. (“OTC”) relating to a proposed acquisition of OTC through a merger of OTC with and into the Company. Consummation of the Merger Agreement was subject to a number of conditions and provided for certain termination rights. The Company notified OTC that it was terminating the Merger Agreement on April 6, 2001. OTC has alleged that the termination was invalid and that it intended to pursue its rights to enforce the Merger Agreement. To date, the Company is not aware that any action has commenced. Management of the Company believes that it had sufficient legal grounds to terminate the Merger Agreement and has no liability in any asserted action.

Item 6. Exhibits and Reports on Form 8-K

      Reports on Form 8-K during the Quarter Ended March 31, 2001:

1/31/01	Reported that Company had reached tentative agreement with John Turner on terms and conditions from a significant investment in the Company. Reported that Company is seeking interim financing of $250,000 for short-term operating expenses.

3/16/01	Reported that company had dismissed Ernst & Young LLP as the Company’s independent auditor and engaged Grant Thornton LLP to act as its auditors for the fiscal year ended December 31, 2000. Reported that the Ernst & Young LLP report on the financial statements as of and for the years ended December 31, 1999 and 1998 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, auditing scope or accounting principles, except for the modification regarding the uncertainty of the Company’s ability to continue as a going concern.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zaxis International Inc.

(Registrant)

May 15, 2001	BY: S/S John Hrobsky

John Hrobsky, President & Chief Executive Officer and Acting Chief Financial Officer