Form 10QSB
period 2001-06-30
ZAXIS INTERNATIONAL INC
filed 2001-08-14
CIK 797542

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001



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

As of June 30, 2001, there were 9,996,773 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (check one):

            Yes:  [ ]    No:  [X]

                            ZAXIS INTERNATIONAL INC.
                                   FORM 1O-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.


        Condensed Consolidated Balance Sheets
              as of June 30, 2001 and December 31, 2000                        3

        Condensed Consolidated Statements of Operations:
              Three Months ended June 30, 2001 and 2000                        4
              Six Months ended June 30, 2001 and 2000                          5

        Condensed Consolidated Statement of Stockholders' Deficiency
              for the six months ended June 30, 2001                           6

        Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 2001 and 2000                  7

        Notes to Condensed Consolidated Financial Statements              8 - 10


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations for the three and six months ended
         June 30, 2001                                                   11 - 12


PART II. OTHER INFORMATION


        Item 2. (c) Changes in Securities and use of proceeds --
        Recent Issuances of Unregistered Securities                           13

        Item 3. Defaults upon Senior Securities                               13

        Item 5. Other Information                                             13

        Item 6. Exhibits and Reports on Form 8-K                              13


SIGNATURES

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         2001              2000
                                                                                     ------------      ------------
                                                                                     (UNAUDITED)        (AUDITED)
                                     ASSETS

CURRENT ASSETS:
    Cash                                                                             $    301,818      $      1,827
    Accounts receivable, net                                                               74,412            28,325
    Inventory                                                                              33,350            35,627
                                                                                     ------------      ------------
          Total current assets                                                            409,580            65,779

PROPERTY AND EQUIPMENT:
    Machinery and equipment                                                               303,821           303,821
    Office equipment                                                                      147,890           147,890
    Leasehold improvements                                                                 54,889            54,889
                                                                                     ------------      ------------
                                                                                          506,600           506,600
    Less accumulated depreciation                                                         453,646           427,623
                                                                                     ------------      ------------
                                                                                           52,954            78,977

OTHER ASSETS                                                                               35,002            38,366
                                                                                     ------------      ------------

          TOTAL ASSETS                                                               $    497,536      $    183,122
                                                                                     ============      ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Current portion of lease obligations                                             $      8,958      $     13,567
    Notes payable to related parties                                                    1,383,199         1,186,199
    Notes payable                                                                         365,500           300,715
    Accounts payable                                                                      243,883           246,397
    Accrued interest                                                                      331,635           245,136
    Other accrued expenses                                                                 68,140            72,967
    Deferred revenue                                                                      281,085                --
                                                                                     ------------      ------------
          Total current liabilities                                                     2,682,400         2,064,981

LONG TERM LIABILITIES:
    Capitalized lease obligations                                                             727             1,328
                                                                                     ------------      ------------

          Total long term liabilities                                                         727             1,328

REDEEMABLE CONVERTIBLE PREFERRED STOCK
      $.01 par value, 10,000,000 shares authorized,
        140 shares of Series 01-A issued and outstanding at June 30, 2001; no shares issued and outstanding December 31, 2000
        (redemption value of $140,000 at June 30, 2001)                                    93,334                --

STOCKHOLDERS' DEFICIENCY:
      Common stock - $.01 par value, 20,000,000 shares authorized, 9,996,773 shares issued and outstanding at June 30, 2001,
        9,866,773 shares issued and outstanding at December 31, 2000                       99,968            98,668
      Additional paid-in capital                                                        9,902,650         9,816,530
      Accumulated deficit                                                             (12,281,543)      (11,798,385)
                                                                                     ------------      ------------
           Total stockholders' deficiency                                              (2,278,925)       (1,883,187)
                                                                                     ------------      ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $    497,536      $    183,122
                                                                                     ============      ============

See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                    JUNE 30
                                                                          --------------------------
                                                                              2001           2000
                                                                          -----------    -----------
Net sales                                                                 $   176,180    $    55,800

Operating Costs:
   Cost of goods sold                                                         149,935        116,998
   Selling, general and administrative expenses                               232,225        306,970
                                                                          -----------    -----------
                                                                              382,160        423,968
                                                                          -----------    -----------

      Loss from operations                                                   (205,980)      (368,168)

Other income (expense):
   Interest expense                                                           (45,303)       (41,366)
   Other, net                                                                  11,778         23,164
                                                                          -----------    -----------

      Total other income (expense)                                            (33,525)       (18,202)
                                                                          -----------    -----------

Net Loss                                                                  $  (239,505)   $  (386,370)
                                                                          ===========    ===========

Net loss per common share -- Basic and Diluted                            $     (0.02)   $     (0.05)
                                                                          ===========    ===========


Weighted average number of shares outstanding -- Basic and Diluted          9,988,106      8,030,129
                                                                          ===========    ===========

See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30
                                                                           --------------------------
                                                                               2001           2000
                                                                           -----------    -----------
Net sales                                                                  $   328,947    $   143,453

Operating Costs:
   Cost of goods sold                                                          279,928        232,408
   Selling, general and administrative expenses                                456,114        592,065
                                                                           -----------    -----------
                                                                               736,042        824,473
                                                                           -----------    -----------

       Loss from operations                                                   (407,095)      (681,020)

Other income (expense):
   Interest expense                                                            (88,195)       (90,580)
   Other, net                                                                   12,132         59,468
                                                                           -----------    -----------

       Total other income (expense)                                            (76,063)       (31,112)
                                                                           -----------    -----------

       Loss from continuing operations
            before extraordinary charge                                       (483,158)      (712,132)

Extraordinary charge from extinguishment of debt                                    --       (137,348)
                                                                           -----------    -----------

Net Loss                                                                   $  (483,158)   $  (849,480)
                                                                           ===========    ===========


Net loss per share from continuing operations -- Basic and Diluted         $     (0.05)   $     (0.09)

Extraordinary charge per share -- Basic and Diluted                                 --          (0.02)
                                                                           -----------    -----------

Net loss per common share - Basic and Diluted                              $     (0.05)   $     (0.11)
                                                                           ===========    ===========

Weighted average number of shares outstanding -- Basic and Diluted           9,983,022      7,631,358
                                                                           ===========    ===========

See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                                                     COMMON STOCK
                                            ------------------------------       ADDITIONAL
                                              NUMBER OF         STATED OR          PAID-IN         ACCUMULATED
                                               SHARES           PAR VALUE          CAPITAL           DEFICIT             TOTAL
                                            ------------      ------------      ------------      ------------       ------------
BALANCE AT JANUARY 1, 2001                     9,866,773      $     98,668      $  9,816,530      $(11,798,385)      $ (1,883,187)

 Shares issued on exercise of options            100,000             1,000            18,000                --             19,000
 Warrants issued for services                         --                --            15,604                --             15,604
 Shares issued for services                       30,000               300             5,850                --              6,150
 Value of beneficial conversion option
   of preferred shares                                --                --            46,666                --             46,666
 Net Loss                                             --                --                --          (483,158)          (483,158)
                                            ------------      ------------      ------------      ------------       ------------

BALANCE AT JUNE 30, 2001                       9,996,773      $     99,968      $  9,902,650      $(12,281,543)      $ (2,278,925)
                                            ============      ============      ============      ============       ============

See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     SIX MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
                                                           2001                2000
                                                     ----------------    ----------------
Operating activities:
Net loss                                               ($  483,158)        ($  849,480)
Adjustments to reconcile net loss to cash
 used in operating activities:
   Depreciation and amortization                            29,387              48,499
   Shares and warrants issued for services                  21,754                  --
   Extraordinary charge                                         --             137,348
   Changes in operating assets and liabilities:
     Accounts receivable                                   (46,087)            (24,376)
     Inventory                                               2,277             (45,709)
     Accounts payable and accrued expenses                  79,159            (324,831)
     Deferred revenue                                      281,085                  --
                                                       -----------         -----------

    Net cash used in operating activities                 (115,583)         (1,058,549)

 Investing activities:
  Purchases of property and equipment                           --             (30,189)
                                                       -----------         -----------

    Net cash used in investing activities                       --             (30,189)

Financing activities:
  Proceeds from exercise of stock options                   19,000                  --
  Proceeds from sale of common stock                            --             990,755
  Proceeds from issuance of preferred stock                140,000                  --
  Payments on notes payable                                (52,715)            (46,243)
  Proceeds from notes payable                              314,500              75,000
  Payments on capital lease obligations                     (5,211)             (6,097)
                                                       -----------         -----------

    Net cash provided by financing activities              415,574           1,013,415
                                                       -----------         -----------

Increase (Decrease) in cash                                299,991             (75,323)
Cash at beginning of period                                  1,827             139,151
                                                       -----------         -----------

Cash at end of period                                  $   301,818         $    63,828
                                                       ===========         ===========

See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The financial statements present the consolidated financial position and results of operations of Zaxis International Inc. ("the Company") and its wholly-owned subsidiary, Zaxis Inc. All intercompany transactions and balances have been eliminated.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. These interim financial statements include all adjustments, consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2 - GOING CONCERN

The Company has incurred substantial losses in 1999 and 2000 and incurred a net loss of $ 483,158 for the six-month period ended June 30, 2001. The Company does not expect to generate sufficient sales volume with its existing customer base to support its cost of operations through 2001 and, accordingly, will need to raise additional funds through borrowings or equity funding. The Company is actively pursuing additional funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. These factors raise substantial doubts about the Company's ability to continue as a going concern and the auditor's report contained in the Company's 2000 annual report on Form 10-KSB filed with the U.S. Securities and Exchange Commission contains an explanatory paragraph with respect to this matter.

NOTE 3 - RESTATEMENT

During the three months ended March 31, 2000, the Company converted $140,000 of notes payable (plus accrued interest of approximately $30,000) to approximately 310,000 shares of the Company's common stock. Certain of these notes were converted at prices below the market value of the common stock on the date of conversion, resulting in an extraordinary loss on the extinguishment of the debt of $137,348. The Company recorded this extraordinary loss in the fourth quarter of 2000. As a result, the financial statements for the six-month period ended June 30, 2000 have been restated to reflect the extraordinary loss for the period to which it relates.

NOTE 4 - DEFERRED REVENUE

In June 2001, the Company received $281,855 in accordance with an agreement to develop, manufacture and deliver a new product to a customer. The Company recognizes revenue under this agreement based upon shipment of the product to the customer or, with respect to product development costs, as such costs are incurred. As of June 30, 2001, the remaining deferred revenue amount was $281,055.


NOTE 5 - NOTES PAYABLE

During the six months ended June 30, 2001, the Company issued various unsecured notes aggregating $214,500 ($147,000 to related parties). The notes mature at various dates through October 2001 with stated interest rates ranging from 11% to 11.5%.

In April 2001, the Company issued a secured note payable to a related party at a stated interest rate of 11.5%. The note is payable on demand. In May 2001, the Company issued a $50,000 secured note payable to a related party at a stated interest rate of 4.25%. The note, payable upon demand, was repaid in June 2001.

At June 30, 2001, the Company was delinquent on principal and interest payments of approximately $1,103,000 and $268,000, respectively.


NOTE 6 - REDEEMABLE PREFERRED STOCK

In June 2001, the Company issued 140 shares of convertible redeemable preferred stock Series 01-A, at a face value of $1,000 per share (total of $140,000). The preferred stock agreements provide for quarterly stock dividends at the rate of 10% per annum. The dividends are to be paid at the time of conversion or redemption of the preferred shares. The Company retains the right to pay the dividends in cash in lieu of stock.

The conversion feature gives the holder the right to convert the preferred shares into shares of Zaxis common stock, after a holding period of one year. The conversion price will be at 75% of the five-day average closing trading price in which Zaxis shares were traded, immediately preceding the effective date of conversion. The minimum and maximum conversion price range is $.10 to $1.25 per share, respectfully.

The value assigned to the redeemable preferred stock was adjusted by $46,666 for the discount related to the beneficial conversion option. The discount will be accreted to additional paid-in capital over the conversion period.

The Company may be required to redeem the preferred shares at face value after a period of two years.

NOTE 7 -  STOCKHOLDERS' DEFICIENCY

In January 2001, the Company issued 100,000 shares of common stock at $.19 per share to an officer/shareholder upon exercise of his stock options.

During the six months ended June 30, 2001, the Company issued 7,500 warrants and 30,000 shares of common stock to settle amounts owed for services, resulting in a credit of $21,454 to additional paid-in capital based upon the value of the services rendered.

Stock options and warrants were excluded in the computation of diluted loss per share for the periods presented since their effect would have been antidilutive.


NOTE 8 - CONTINGENCY

On or about March 15, 2001, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with Online Testing Center, Inc. ("OTC") relating to the proposed acquisition of OTC through a merger of OTC with and into the Company. Consummation of the Merger Agreement was subject to a number of conditions and provided for certain termination rights. The company notified OTC that it was terminating the Merger Agreement on April 6, 2001. OTC has alleged that the termination was invalid and that it intended to pursue its rights to enforce the Merger Agreement. To date, the Company is not aware that any action has commenced. Management of the Company believes that it had sufficient legal grounds to terminate the Merger Agreement and has no liability in any asserted action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY SUCH WORDS AS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN EVALUATING THE COMPANY'S BUSINESS, THE COMPANY CAUTIONS PROSPECTIVE INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

RESULTS OF OPERATIONS

Sales for the second quarter of 2001 were $176,180, an increase of 216% as compared with sales of $55,800 for the second quarter of 2000. Sales for the six months ended June 30, 2001 were $328,947, an increase of 129% as compared with sales of $143,453 for the same period in 2000. Sales gains were due to increased market penetration by the Company's pre-cast protein and DNA gels and the increased effectiveness of the Company's national and international distributors.

Cost of goods sold for the three months ended June 30, 2001 of $149,935 represented a 28% increase from cost of goods sold of $116,998 for the same three-month period of 2000. Cost of goods sold for the six months ended June 30, 2001 of $279,928 represented a 20% increase from cost of goods sold of $232,408 for the same six-month period of 2000. These increases for the three and six month periods ended June 30, 2001 were the result of increased sales offset by the effect of the benefit of any economies of scale being realized due to higher unit volumes in 2001 compared to 2000.

Selling, general and administrative expenses for the second quarter of 2001 were $232,225, a reduction of 24% as compared with selling, general and administrative costs of $306,970 for the same period in 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 were $456,114, a reduction of 23% as compared with selling, general and administrative costs of $592,065 for the first six months of 2000. The reduced selling, general and administrative expenses were due primarily to a delay in hiring replacements for open positions and a reduction in the use of consultants.

Interest expense for the second quarter of 2001 of $45,303 increased by 9.5% compared to the second quarter interest expense of $41,366 for 2000. Interest expense for the six-month period ended June 30, 2001 of $88,195 decreased by 3% compared to interest expense for the six-month period ended June 30, 2000 of $90,580. The weighted average debt outstanding was comparable for these two periods.

Extraordinary charge of $137,348 for the six-month period ended June 30, 2000 was attributed to the conversion of notes and accrued interest to the Company's common stock at prices below the market value of the common stock on the date of conversion.

Net loss for the second quarter of 2001 amounted to $239,505 as compared to a net loss of $386,370 for the same period in 2000. Total net loss for the first six months of 2001 amounted to $483,158 as compared to a total net loss of $849,480 for the same period in 2000.


FINANCIAL CONDITION AND LIQUIDITY

Cash used for operations amounted to $115,583 for the six months ended June 30, 2001 as compared to $1,058,549 of cash used in the first six months of 2000. The decrease in the cash used from operations for 2001 as compared to 2000 was primarily due to a decrease in the net loss by $366,322 for the six-month period ended June 30, 2001 as compared to the comparable period for 2000, an increase in deferred revenue of $281,085 for the six-month period ended June 30, 2001 as compared to the comparable period for 2000, and a net increase in cash provided from operations of $35,349 from other changes in operating assets and liabilities for 2001 compared to cash used by operations of $394,916 for other changes in operating assets and liabilities for 2000.

We had no property and equipment expenditures for the six-month period ended June 30, 2001. Cash provided from financing activities totaled $415,574 for the six months ended June 30, 2001 as compared to $1,013,415 for the first six months of 2000. The financing activities during the first six months of 2001 were primarily the issuance of notes payable ($314,500) and preferred stock ($140,000). To support its anticipated cash needs, the Company will be required to raise additional capital through borrowings or equity financings. There can be no assurance that this will be achieved. The Company is working in 2001 to maintain steady relations with creditors while it strives to increase sales volume and demonstrate that the Company can be successful.

In June 2001, the Company received $281,855 from a new customer to develop, manufacture and deliver a new product for the proteomics market. This cash will be used to fund product development, manufacturing start-up and actual production costs for the new product. This unique product is used in the protein separation/purification process called 2-D gel electrophoresis. Management believes the Company is the only provider of this product at this time.

The Company will continue to be reliant upon investor funding sources until the unit sales volumes result in sufficient revenue to support the Company's operations. There can be no assurance that the Company will continue to receive investor funding or that the Company will be able to strengthen its customer base sufficiently to generate the sales volume required to meet or exceed the cost of operations.

                           PART II. OTHER INFORMATION


ITEM 2(c). CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six-months ended June 30, 2001, Zaxis International Inc. issued 100,000 shares of Common Stock at $.19 per share to the President/CEO upon exercise of his stock options. In addition, the Company issued 30,000 shares of common stock and 7,500 warrants for services valued at $21,754.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

At June 30, 2001, the Company was delinquent on note principal payments of approximately $1,103,000 and interest payments of $268,000.

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


                                        Zaxis International Inc.
                                        ------------------------
                                        (Registrant)



August 14, 2001                         BY: S/S John Hrobsky
                                            --------------------------------
                                        John Hrobsky, President &
                                        Chief Executive Officer and Acting Chief
                                        Financial Officer