Form 10QSB
period 2001-09-30
ZAXIS INTERNATIONAL INC
filed 2001-11-09
CIK 797542

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001



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

As of October 31, 2001, there were 16,198,123 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

                        Yes:  / /      No: /X/

                            ZAXIS INTERNATIONAL INC.
                                   FORM 1O-QSB

                                      INDEX

                                                                                   Page No.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


      Condensed Consolidated Balance Sheets
             As of September 30, 2001 and December 31, 2000                             3

      Condensed Consolidated Statements of Operations:
             Three Months ended September 30, 2001 and 2000                             4
             Nine Months ended September 30, 2001 and 2000                              5

      Condensed Consolidated Statement of Stockholders' Deficiency
             for the nine months ended September 30, 2001                               6

      Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 2001 and 2000                      7

      Notes to Condensed Consolidated Financial Statements                         8 - 11


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations for the three and nine months ended
          September 30, 2001                                                       12 - 13


PART II.  OTHER INFORMATION

      Item 2. (c) Changes in Securities and use of proceeds -- Recent
      Issuances of Unregistered Securities                                             14

      Item 3.  Defaults upon Senior Securities                                         14

      Item 5.  Other Information                                                       14

      Item 6.  Exhibits and Reports on Form 8-K                                        14


SIGNATURES                                                                              15

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        SEPTEMBER 30,           DECEMBER 31,
                                                                                            2001                    2000
                                                                                        ------------           ------------
                                                                                         (UNAUDITED)              (AUDITED)
 CURRENT ASSETS:
       Cash                                                                             $    172,887           $      1,827
       Accounts receivable, net                                                               66,422                 28,325
       Inventory                                                                              22,650                 35,627
                                                                                        ------------           ------------
             Total current assets                                                            261,959                 65,779

PROPERTY AND EQUIPMENT:
       Machinery and equipment                                                               303,821                303,821
       Office equipment                                                                      147,890                147,890
       Leasehold improvements                                                                 54,889                 54,889
                                                                                        ------------           ------------
                                                                                             506,600                506,600
       Less accumulated depreciation                                                        (462,890)              (427,623)
                                                                                        ------------           ------------
                                                                                              43,710                 78,977
OTHER ASSETS:                                                                                 33,400                 38,366
                                                                                        ------------           ------------

             TOTAL ASSETS                                                               $    339,069           $    183,122
                                                                                        ============           ============

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
       Current portion of lease obligations                                             $      5,941           $     13,567
       Notes payable to related parties                                                      275,000              1,186,199
       Notes payable - other                                                                  15,000                300,715
       Accounts payable                                                                      225,294                246,397
       Accrued interest                                                                       36,687                245,136
       Other accrued expenses                                                                 70,946                 72,967
       Deferred revenue                                                                      198,806                     --
                                                                                        ------------           ------------

             Total current liabilities                                                       827,674              2,064,981

LONG TERM LIABILITIES:
       Capitalized lease obligations                                                              --                  1,328
                                                                                        ------------           ------------

             Total long term liabilities                                                          --                  1,328

REDEEMABLE CONVERTIBLE PREFERRED STOCK
       $.01 par value, 10,000,000 shares authorized,
           170 shares of Series 01-A issued and outstanding at September 30,
           2001; no shares issued and outstanding at December 31, 2000
           (redemption value of $174,250 at September 30, 2001)                              130,417                     --

STOCKHOLDERS' DEFICIENCY:
       Common stock - $.01 par value, 20,000,000 shares authorized, 16,198,123 shares issued and issuable and outstanding at September 30, 2001,
         9,866,773 shares issued and outstanding at December 31, 2000                        161,981                 98,668
       Additional paid-in capital                                                         11,054,475              9,816,530
       Accumulated deficit                                                               (11,835,478)           (11,798,385)
                                                                                        ------------           ------------

             Total stockholders' deficiency                                                 (619,022)            (1,883,187)
                                                                                        ------------           ------------

             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             $    339,069           $    183,122
                                                                                        ============           ============

 See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                  ----------------------------------
                                                                                       2001                 2000
                                                                                  ------------           -----------
Net sales                                                                         $    204,316           $   160,255

Operating Costs:
     Cost of goods sold                                                                161,729               151,572
     Selling, general, administrative and research expenses                            351,613               304,246
                                                                                  ------------           -----------
                                                                                       513,342               455,818
                                                                                  ------------           -----------
        Loss from operations                                                          (309,026)             (295,563)

Other income (expense):
     Interest expense                                                                  (36,002)              (43,966)
     Other, net                                                                          2,073                27,190
                                                                                  ------------           -----------

        Total other income (expense)                                                   (33,929)              (16,776)
                                                                                  ------------           -----------

        Loss from continuing operations before extraordinary gain (loss)              (342,955)             (312,339)

Extraordinary gain (loss) from extinguishment of debt                                  789,020              (372,118)
                                                                                  ------------           -----------

Net income (loss)                                                                 $    446,065           $  (684,457)
                                                                                  ============           ===========

Net loss per common share from continuing operations - Basic and Diluted          $       (.03)          $      (.04)

Extraordinary gain (loss) per common share - Basic and Diluted                             .07                  (.04)
                                                                                  ------------           -----------

Net income (loss) per common share - Basic and Diluted                            $        .04           $      (.08)
                                                                                  ============           ===========

Weighted average number of shares outstanding - Basic and Diluted                   10,369,363             8,833,362
                                                                                  ============           ===========

 See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                    ----------------------------------
                                                                                         2001                 2000
                                                                                    ------------           -----------
Net sales                                                                           $    533,263           $   303,708

Operating Costs:
      Cost of goods sold                                                                 441,657               383,980
      Selling, general, administrative and research expenses                             807,727               896,311
                                                                                    ------------           -----------
                                                                                       1,249,384             1,280,291
                                                                                    ------------           -----------
          Loss from operations                                                          (716,121)             (976,583)

Other income (expense):
      Interest expense                                                                  (124,197)             (134,546)
      Other, net                                                                          14,205                86,658
                                                                                    ------------           -----------

          Total other income (expense)                                                  (109,992)              (47,888)
                                                                                    ------------           -----------

          Loss from continuing operations before extraordinary gain (loss)              (826,113)           (1,024,471)

Extraordinary gain (loss) from extinguishment of debt                                    789,020              (509,466)
                                                                                    ------------           -----------

Net loss                                                                            $    (37,093)          $(1,533,937)
                                                                                    ============           ===========


Net loss per common share from continuing operations- Basic and Diluted             $       (.08)          $      (.13)

Extraordinary gain (loss) per common share - Basic and Diluted                               .08                  (.06)
                                                                                    ------------           -----------

Net income (loss) per common share - Basic and Diluted                              $         --           $      (.19)
                                                                                    ============           ===========

Weighted average number of shares outstanding - Basic and Diluted                     10,100,699             7,942,869
                                                                                    ============           ===========


 See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)


                                                              COMMON STOCK
                                                     ---------------------------     ADDITIONAL
                                                         NUMBER OF    STATED OR       PAID-IN         ACCUMULATED
                                                          SHARES       PAR VALUE       CAPITAL           DEFICIT           TOTAL
                                                     --------------  -----------   -------------      ------------    -----------
BALANCE AT JANUARY 1, 2001                             9,866,773       $ 98,668      $  9,816,530      $(11,798,385)   $(1,883,187)

   Shares issued on exercise of options                  100,000          1,000            18,000                --         19,000
   Warrants issued for services and other                     --             --            65,605                --         65,605
   Shares issued for services                             60,000            600            16,800                --         17,400
   Shares issuable for commissions                        25,926            259             6,741                --          7,000
   Shares issuable for tax credits                       180,132          1,801            50,239                --         52,040
   Shares issued for cash                              3,000,000         30,000           270,000                --        300,000
   Shares issued and issuable for debt conversion      2,965,292         29,653           770,977                --        800,630
   Value of beneficial conversion option
       of preferred shares                                    --             --            56,666                --         56,666
   Preferred share accretion                                  --             --           (17,083)               --        (17,083)
   Net Loss                                                   --             --                --           (37,093)       (37,093)
                                                      ----------       --------      ------------      ------------    -----------

BALANCE AT SEPTEMBER 30, 2001                         16,198,123       $161,981      $ 11,054,475      $(11,835,478)   $  (619,022)
                                                      ==========       ========      ============      ============    ===========


 See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                 --------------------------------
                                                                    2001                2000
                                                                 -----------         ------------
Operating activities:
Net loss                                                         $ (37,093)          $(1,533,937)
Adjustments to reconcile net loss to net cash used in
  operating activities
    Depreciation and amortization                                   39,950                70,851
    Shares and warrants issued for services and other              142,244                    --
    Extraordinary loss on extinguishment of debt                        --               509,466
    Extraordinary gain on extinguishment of debt                  (789,020)                   --

    Changes in operating assets and liabilities:
      Accounts receivable                                          (38,097)              (52,221)
      Inventory and prepaid expenses                                12,977               (42,883)
      Accounts payable and accrued expenses                         98,860              (313,417)
      Deferred Revenue                                             198,806                    --
                                                                 ---------           -----------

              Net cash used in operating activities               (371,373)           (1,362,141)

 Investing activities:
  Purchase of property and equipment                                    --               (30,189)
                                                                 ---------           -----------

              Net cash used in investing activities                     --               (30,189)

Financing activities:
  Proceeds from exercise of stock options                           19,000                    --
  Proceeds from sale of common stock                               300,000             1,022,059
  Proceeds from issuance of preferred stock                        170,000                    --
  Payments on notes payable                                       (252,715)              (61,057)
  Proceeds from notes payable                                      314,500               345,000
  Payments on capital lease obligations                             (8,352)              (10,395)
                                                                 ---------           -----------

              Net cash provided by financing activities            542,433             1,295,607
                                                                 ---------           -----------

Increase (decrease) in cash                                        171,060               (96,723)

Cash at beginning of period                                          1,827               139,151
                                                                 ---------           -----------

Cash at end of period                                            $ 172,887           $    42,428
                                                                 =========           ===========

Non cash transactions:
     Notes, related accrued interest and commissions
        converted to common stock                                $ 800,629           $ 1,265,161
                                                                 =========           ===========

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. These interim financial statements include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2 - GOING CONCERN

The Company has incurred substantial losses in 1999 and 2000 and incurred a net loss from operations of $826,113 for the nine-month period ended September 30, 2001. The Company does not expect to generate sufficient sales volume with its existing customer base to support its cost of operations through 2001 and, accordingly, will need to raise additional funds through borrowings or equity funding. The Company is actively pursuing additional funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. These factors raise substantial doubts about the Company's ability to continue as a going concern and the auditor's report contained in the Company's 2000 annual report on Form 10-KSB filed with the U.S. Securities and Exchange Commission contains an explanatory paragraph with respect to this matter.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - RESTATEMENT

During the nine months ended September 30, 2000, the Company converted $1,030,000 of notes payable (plus accrued interest of approximately $276,000) to approximately 1.89 million shares of the Company's common stock. Certain of these notes were converted at prices below the market value of the common stock on the date of conversion, resulting in an extraordinary loss on the extinguishment of the debt of $509,466. The Company recorded this extraordinary loss in the fourth quarter of 2000. As a result, the financial statements for the nine-month period ended September 30, 2000 have been restated to reflect the extraordinary loss for the period to which it relates.

NOTE 4 - DEFERRED REVENUE

In June 2001, the Company received $281,855 in accordance with an agreement to develop, manufacture and deliver a new product to a customer. The Company recognizes revenue under this agreement based upon shipment of the product to the customer or, with respect to product development costs, as such costs are incurred. As of September 30, 2001, the remaining deferred revenue amount was $198,806.

NOTE 5 - NOTES PAYABLE

During the nine months ended September 30, 2001, the Company issued various unsecured notes aggregating $214,500 ($147,000 to related parties). The notes matured at various dates through October 2001. All of these notes were converted to common stock in September 2001 (see below).

In April 2001, the Company issued a secured note payable for $50,000 to a related party at a stated interest rate of 11.5%. The note is payable on demand. In May 2001, the Company issued a $50,000 secured demand note payable to a related party at a stated interest rate of 4.25%, which was repaid in June 2001.

On September 18, 2001, the Company entered into an agreement with Progen Industries Limited, a related party, to issue 240,271 shares of Zaxis Common Stock and $200,000 cash to Progen in full settlement of notes payable to them totaling $826,699 and related interest of $227,320. Consequently, the Company recognized an extraordinary gain of $789,020 related to this transaction for the quarter ended September 30, 2001.

On September 24, 2001, the Company offered the remaining note holders the right to convert their notes payable and related accrued interest into either common stock or Redeemable Convertible Preferred Stock Series 01-A through October 31, 2001. This offering resulted in the Company converting $632,000 of notes payable and $103,630 of related interest into approximately 2.72 million shares of the Company's Common Stock. The notes were converted at the market value of the common stock on the date of the offering, resulting in no gain or loss.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The conversion of the Progen debt and amounts due to other note holders (including accrued interest) were accounted for as a troubled debt restructuring in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

At September 30, 2001, the Company was delinquent on principal and interest payments of approximately $20,000.

NOTE 6 - REDEEMABLE PREFERRED STOCK

In June and July 2001, the Company issued a total of 170 shares of convertible redeemable preferred stock Series 01-A, at a face value of $1,000 per share (total of $170,000). The preferred stock agreements provide for quarterly stock dividends at the rate of 10% per annum. The dividends are to be paid at the time of conversion or redemption of the preferred shares. The Company retains the right to pay the dividends in cash in lieu of stock.

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

The value assigned to the redeemable preferred stock was adjusted by $56,666 for the discount related to the beneficial conversion option. The discount will be accreted to additional paid-in capital over the redemption period.

The Company may be required to redeem the preferred shares at face value after a period of two years.

NOTE 7 -  STOCKHOLDERS' DEFICIENCY

In January 2001, the Company issued 100,000 shares of common stock at $.19 per share to an officer/shareholder upon exercise of his stock options.

During the nine months ended September 30, 2001, the Company issued 7,500 warrants and 85,926 shares of common stock to settle amounts owed for services, resulting in a credit of $39,146 to additional paid-in capital based upon the value of the services rendered. Additionally, in September 2001, the Company issued 301,022 Class A Series 1 Warrants to certain noteholders for the extension of the maturity dates for their notes. As a result, the Company credited additional paid-in capital for $50,000 based on the value of the warrants.

In August 2001, the Board of Directors approved the issuance of 180,132 shares of common stock to certain stockholders, including 87,500 shares to certain directors of the Company, related to Ohio Tax Credits which were to be earned upon their original investments in the Company under a Private Placement Memorandum. These Tax Credits were subsequently denied by the State of Ohio. The issuance of these shares results in a charge of $52,040 to income and a corresponding credit to additional paid-in capital.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In September 2001, the Company issued 3.0 million shares of common stock for $300,000 (including $100,000 from a director of the Company). The proceeds were used, in part, to retire certain notes payable due to a related party.

Stock options and warrants were excluded in the computation of diluted income
(loss) per share for the periods presented since their effect would have been antidilutive.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001.

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

RESULTS OF OPERATIONS

Sales for the third quarter of 2001 were $204,316, an increase of 27.5% as compared with sales of $160,255 for the third quarter of 2000. Sales for the nine months ended September 30, 2001 were $533,263, an increase of 75.5% as compared with sales of $303,708 for the same period in 2000. Sales gains were due to increased market penetration by the Company's pre-cast protein and DNA gels and the increased effectiveness of the Company's national and international distributors.

Cost of goods sold for the three months ended September 30, 2001 of $161,729 represented a 6.7% increase from cost of goods sold of $151,572 for the same three-month period of 2000. Cost of goods sold for the nine months ended September 30, 2001 of $441,657 represented a 15% increase from cost of goods sold of $383,980 for the same nine-month period of 2000. These increases for the three and nine month periods ended September 30, 2001 were the result of increased sales offset by the effect of the benefit of any economies of scale being realized due to higher unit volumes in 2001 compared to 2000.

Selling, general and administrative expenses for the third quarter of 2001 were $351,613, an increase of 15.5% compared with selling, general and administrative costs of $304,246 for the same period in 2000. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $807,727, a reduction of 9.9% as compared with selling, general and administrative costs of $896,311 for the first nine months of 2000. The increase in selling, general and administrative expenses for the three months ended September 30, 2001 compared to the same period for 2000 was due primarily to the value of warrants issued. The reduced selling, general and administrative expenses for the nine-month period ended September 30, 2001 compared to the same period for 2000 were due primarily to a delay in hiring replacements for open positions and a reduction in the use of consultants.

Interest expense for the third quarter of 2001 of $36,002 decreased by 18% compared to the third quarter interest expense of $43,966 for 2000. Interest expense for the nine-month period ended September 30, 2001 of $124,197 decreased by 7.7% compared to interest expense for the nine-month period ended September 30, 2000 of $134,546. The weighted average debt outstanding was comparable for these two periods.

The extraordinary gain of $789,020 for the period ended September 30, 2001 is attributed to the conversion of notes and accrued interest of $1,054,019 to Progen for 240,271 shares of Zaxis common stock and $200,000 cash.

Extraordinary charge of $509,466 for the nine-month period ended September 30, 2000 was attributed to the conversion of notes and accrued interest to the Company's common stock at prices below the market value of the common stock on the date of conversion.

Net income for the third quarter of 2001 amounted to $446,065 as compared to a net loss of $684,457 for the same period in 2000. Net loss for the first nine months of 2001 amounted to $37,093 as compared to a net loss of $1,533,937 for the same period in 2000.


FINANCIAL CONDITION AND LIQUIDITY

Cash used for operations amounted to $371,373 for the nine months ended September 30, 2001 as compared to $1,362,141 of cash used in the first nine months of 2000. The decrease in the cash used from operations for 2001 as compared to 2000 was primarily due to a decrease in the net loss by $1,496,844 for the nine-month period ended September 30, 2001 as compared to the comparable period for 2000, a reduction of $789,020 for a non-cash extraordinary gain in 2001 compared to an increase of $509,466 for a non-cash extraordinary loss in 2000, an increase in deferred revenue of $198,806 for the nine-month period ended September 30, 2001, and a net increase in cash provided from operations of $73,740 from other changes in operating assets and liabilities for 2001 compared to cash used by operations of $408,521 for other changes in operating assets and liabilities for 2000.

We had no property and equipment expenditures for the nine-month period ended September 30, 2001. Cash provided from financing activities totaled $542,433 for the nine months ended September 30, 2001 as compared to $1,295,607 for the first nine months of 2000. The financing activities during the first nine months of 2001 were primarily due to the issuance of notes payable ($314,500), preferred stock ($170,000) and common stock ($300,000). The Company converted $1,789,649 of notes payable and accrued interest for approximately 2.96 million shares of Zaxis common stock and $200,000 cash for the nine-month period ended September 30, 2001. To support its anticipated cash needs, the Company will be required to raise additional capital through borrowings or equity financings. There can be no assurance that this will be achieved. The Company is working in 2001 to maintain steady relations with creditors while it strives to increase sales volume and demonstrate that the Company can be successful.

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

                           PART II. OTHER INFORMATION


ITEM 2(c). CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine-months ended September 30, 2001, Zaxis International Inc. issued 100,000 shares of restricted common stock at $.19 per share to the President/CEO upon exercise of his stock options. In addition, the Company issued 85,926 shares of restricted common stock and 308,522 warrants for services valued at $90,005.

In September 2001, the Company: issued 3,000,000 shares of restricted common stock for $300,000; converted notes payable and accrued interest for 2,965,292 shares of restricted common stock; and issued 180,132 shares of restricted common stock related to Ohio tax credits under a Private Placement Memorandum which were subsequently denied.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

At September 30, 2001, the Company was delinquent on note principal and interest payments of approximately $20,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

            None

B.    Reports on Form 8-K during the quarter ended September 30, 2001.

      9/20/01 -   The Company reported the retirement of all debt held by
                  Progen Industries Limited of Australia, including all notes payable, accrued interest, warrants, options and commissions.
                  The debt was retired in exchange for a combination of cash and restricted common stock.

                  Reported the announcement of John Hrobsky to the Board of Directors.

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



                                       Zaxis International Inc.
                                       ------------------------
                                       (Registrant)




November 9, 2001                       BY: S/S John Hrobsky
                                           --------------------------------
                                       John Hrobsky, President &
                                       Chief Executive Officer and Acting Chief
                                       Financial Officer