Form 10KSB40
period 2001-12-31
ZAXIS INTERNATIONAL INC
filed 2002-03-28
CIK 797542

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's net sales for its most recent fiscal year: $704,419

The aggregate market value of the voting stock held by non-affiliates was $1,733,513 based on the average of the bid and ask prices of the stock on March 1, 2002 ($0.12). Officers and directors are considered affiliates for purposes of this calculation. The bid and asked prices are based on a small volume of infrequent trading in the stock.

As of March 1, 2002, there were 16,215,623 shares of common stock and 170 shares of Redeemable Convertible Preferred Shares ("Preferred Stock") outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Page 1 of 29 pages. Exhibit index is located on page 13.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Zaxis International Inc.("International") is a biotechnology holding company that operates its business through its wholly owned subsidiary, Zaxis Inc. ("Zaxis" and, together with International, the "Company"). Zaxis was incorporated in Ohio in 1989. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company ("InFerGene") and InFerGene changed its name to Zaxis International Inc. For accounting and tax purposes, the merger was treated as a reverse acquisition in which Zaxis acquired International. InFerGene and its subsidiary were inactive and had no assets or liabilities at the time of the merger. InFerGene was incorporated in California in 1984 and subsequently chartered in Delaware in 1985.

Zaxis was founded by Raymond Gesinski, Ph.D., (deceased), and Gregory Bambeck, Ph.D., its current Director of Research, to develop products for use in life sciences research. Each of these individuals had a background in genetic research, cardiovascular diagnostic developments, and polymer technology in gene separation applications. In 1994 and 1995, Zaxis implemented a program to develop, manufacture and market a complete product line based on the research of Drs. Gesinski and Bambeck and to continue research and development of related products. During that period, Zaxis moved into new manufacturing and office facilities, installed automated and computer controlled production equipment, prepared its lipoprotein testing system for FDA approval, and began establishing marketing arrangements with domestic and foreign distributors. A private placement of common stock and warrants to purchase common stock was completed in the third quarter of 1995, adding capital funds of $1.4 million. In 1996, holders exercised 465,743 Class A Warrants, providing $1,048,000 in additional capital funds and International sold approximately $605,000 in notes with warrants attached in private sales.

In 1997, Zaxis installed new management and attracted new investors. Investors based in Australia took an active role in bringing additional new funding to the Company with subsequent investments totaling $1,458,907. During 1997, the Company also entered into a Financing and Shareholder Agreement with MML Management Limited, an Australia-based investment firm ("MML"). MML and affiliated entities provided $857,590 in funding to the Company, of which $90,000 was for stock purchases with the remainder in the form of convertible debt. In 1998, the Company received funds of $601,317 from MML and affiliated entities in the form of convertible debt. Concurrent with the infusion of additional funds from these Australian investors in 1997, the Board of Directors was restructured with five active members who continued to serve until December 16, 1999. During 2000, MML and its affiliates converted all outstanding debt to approximately 1,500,000 shares of International common stock at conversion prices of $0.60 and $0.65 per share. The total debt and accrued interest converted was $965,600 resulting in an extraordinary loss approximating $460,000 to the Company on the extinquishment of the debt to MML.

Funding of the Company in 1997 and 1998 was accomplished primarily through convertible note instruments. In 1998 convertible notes and the issuance of new convertible notes offered at 9.5% interest rate per annum totaled $831,317. In 1997 convertible notes and the issuance of new convertible notes offered at interest rates ranging from 10% to 9.5% per annum totaled $1,213,879. In 1997, additional equity capital in the amount of $170,000 was provided through issuance of Common Stock in a private placement and $391,410 of the convertible notes subscribed in 1996 were converted to Common Stock.

During 1999, the Company's operations continued to be financed primarily through loans from shareholders and private investors, members of the Board of Directors, and related persons and entities. Progen Industries Limited ("Progen"), an Australian biotechnology company and a stockholder, provided $197,792 in funding to the Company in the form of convertible notes bearing interest at 9.5%. Additionally, members of the Board of Directors and other private investors loaned $147,000 to the Company through convertible notes at interest rates ranging from 9.5% to 10% per annum.

The Company also received $773,068 in funds from private investors during 1999 in connection with the Company's private offering of Common Stock . This offering allowed investors to purchase units in Zaxis at $1.00 per unit with a unit consisting of one share of Common Stock and Class Z, Series Z-3, Z-4, Z-5, and Z-6 warrants entitling the holder in the aggregate to purchase one additional share of common stock for every four warrants. The Company issued said securities in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933 and other available exemptions.

In December 1999, the Company's entire Board of Directors resigned. The President and Chief Executive Officer also resigned. Five new Directors were nominated and John Hrobsky was appointed President and Chief Executive Officer, as described in the Company's 10-QSB report filed for the quarter ending September 30, 1999 and the Company's 8-K report that was filed on January 28, 2000. Concurrent with this change in the Board and management, additional capital of $320,000 was raised from investors in December 1999 from the sale of Common Stock in a private offering. Company ownership continues to be international in scope and broadly based with approximately 2500 shareholder accounts as of December 31, 2001.

The Company's operations during the year 2000 were financed primarily by loans from shareholders, private investors and Directors and Officers of the Company and the sale of Common Stock in private offerings. Visible Genetics Inc. ("VGI"), the Company's largest customer, provided loans totaling $225,000. All loans were in the form of notes payable bearing interest rates that varied with the prime-lending rate in effect at the time of the loans. Proceeds from the sale of common stock to private investors totaled $780,534 and proceeds from notes payable totaled $487,500.

The Company held its shareholders meeting on August 10, 2000 and elected three new members to the Board of Directors. Previous Board members Ronald Hanson and Steve Ficyk were re-elected to the Board and new members William Martin, James Roberts and Robert Turner were elected to the Board. Shareholders present in person or by proxy represented greater than ninety three percent (93%) of eligible voting shares of the Company. The shareholders also voted to amend the Certificate of Incorporation to increase the number of shares of Common Stock to 20,000,000 from 12,000,000 and to authorize 10,000,000 shares of Preferred Stock.

During 2001, the Company continued to finance its operations through the issuance of secured and unsecured notes totaling $314,500 (including a $50,000 secured loan from VGI), the sale of Common Stock in private offerings generating gross proceeds of $319,000 (of which $200,000 was used to extinguish the debt to Progen) and the sale of Redeemable Convertible Preferred Stock in private offerings totaling $170,000. At the end of the third quarter 2001, $214,500 of the unsecured notes issued earlier in 2001 had been converted to Common Stock. There were no additional financing transactions during the fourth quarter. Gross proceeds generated from these transactions totaled $803,500 for fiscal year 2001.

On or about March 15, 2001, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with Online Testing Center, Inc. ("OTC") relating to a proposed acquisition of OTC through a merger of OTC with and into the Company. Consummation of the Merger Agreement was subject to a number of conditions and provided for certain termination rights. The Company notified OTC that it was terminating the Merger Agreement on April 6, 2001. OTC alleged that the termination was invalid and that it intended to pursue its rights to enforce the Merger Agreement. To date, the Company is not aware that any action has commenced. Management of the Company believes that it had sufficient legal grounds to terminate the Merger Agreement and has no liability in any asserted action.

In June 2001, the Company received $281,855 in accordance with an agreement to develop, manufacture and deliver a new product to a customer. The Company recognizes revenue under this agreement based upon shipment of the product to the customer or, with respect to product development costs, as such costs are incurred. As of December 31, 2001, the remaining deferred revenue amount was $174,116.

On September 18, 2001, the Company entered into an agreement with Progen, one of its stockholders, to issue 240,271 shares of International Common Stock and $200,000 cash in full settlement of notes payable totaling the principal amount of $826,699 plus accrued and unpaid interest of $227,320. Consequently, the Company recognized an extraordinary gain of $789,020 related to this transaction for the quarter ended September 30, 2001.

On September 24, 2001, the Company offered all of the remaining note holders the right to convert their notes payable and accrued interest into either Common Stock or Preferred Stock Series 01-A through October 31, 2001.

In response, note holders converted $632,000 of notes payable and $103,630 of accrued and unpaid interest into approximately 2.72 million shares of the Company's Common Stock. The notes were converted at the market value of the Common Stock on the effective date of the offering, resulting in no gain or loss.

Effective November 9, 2001, Mr. John Hrobsky, President & CEO of the Company resigned his position. The Board immediately appointed Mr. Leonard Tannen as interim President & CEO and Mr. Tannen subsequently was appointed permanent President and CEO effective December 15, 2001. Mr. Tannen had been a part-time consultant to the Company since May of 2000 providing marketing and sales management services.

BUSINESS OF ISSUER

Zaxis manufactures and distributes products used in a molecular separation process known as electrophoresis, a procedure used in more than 55,000 research, industrial and clinical laboratories worldwide. The more common applications of this procedure include protein-based separations such as the HDL and LDL components and sub-components of total cholesterol, the identification of various genes and gene products (e.g. DNA, RNA, etc.) and the separation and identification of proteins in drug discovery applications (Proteomics). A variety of techniques, formats, materials, compounds, equipment and devices are employed in electrophoresis and Zaxis provides products to meet these needs. The primary focus of Zaxis' research and development efforts as well as its sales and marketing efforts is targeted toward the consumables segment of this market. Zaxis' core products are the pre-cast gels and reagents used in these electrophoresis procedures.

Background
Electrophoresis was discovered in the 1930s and has been growing in usage for more than fifty years. Approximately eighty percent of all life-science researchers in the United States use electrophoresis as a lab tool. Laboratory applications cover a broad spectrum, including medical diagnostics, Proteomics, immunology, agriculture, criminology, forensics, pharmaceuticals, quality assurance and DNA and RNA research. A simplified explanation of the process describes it as the application of molecularly disassembled specimens, such as bacteria, blood serum, body tissue or plant tissue, to a gel substance that is then subjected to electric current while submerged in a liquid filled chamber. The sample material molecules are deposited on the gel substrate in a unique pattern that can be compared to other samples to determine similarities or differences. The pattern of molecules is popularly referred to as a "bar code" of living matter.

Company Technology
The accuracy, quality and usefulness of the information obtained from electrophoresis are dependent upon a number of factors including the consistency, reproducibility, reliability and quality control of the medium in which these molecular separations occur. Because of Zaxis' proprietary gel chemistry and its computer controlled pouring operations its pre-cast gels and reagents meet these requirements, thus allowing a researcher to validate his or hers process, while providing the convenience of not having to formulate and inspect gels and reagents for quality control purposes made in the researcher's own laboratory. Generally, gels are made from one of two materials, a natural plant-based substance called agarose, or a polymer of a chemical called acrylamide. Agarose gels are usually limited to use with proteins of large molecular sizes. Polyacrylamide gels are commercially available as mass-produced pre-cast cassettes which are available from a number of suppliers, or they can be manually prepared by the researcher one at a time.

Zaxis' pre-cast gels offer the advantages of convenience, reliability, reproducibility, consistency and high quality to the researcher and/or clinician. With today's market emphasis on productivity, process validation and quality, Zaxis' pre-cast gel products are well positioned to respond to these market requirements. The usefulness of the information from electrophoresis depends on the clarity and consistency of the results (or resolution) that is dependent upon a variety of factors, including consistency of manufacturing materials and methods or protocols used for the devices, reagents and gels.

Company Products
Zaxis' core product is a pre-cast polyacrylamide gel cassette that utilizes the Company's proprietary polymer chain length control ("PCL") technology. The gel cassettes can be used with Zaxis' proprietary electrophoresis devices or with devices of other manufacturers. Zaxis' product line includes electrophoresis systems and components, chemicals, compounds, stains, reagents, chambers, power supplies, computers, scanners, and accessories, in addition to gel cassettes. The gel cassettes, chemical compounds and many of the acrylic components are manufactured or assembled by Zaxis in its facility, while the microprocessor components, scanners, power supplies and other system components are manufactured to Zaxis' specifications by outside vendors.

In its initial pre-cast gel product line introduced in 1995, Zaxis was not able to gain any significant market share due to production quality variances. In December 1997, after additional development work, the polyacrylamide product line was re-introduced to Beta-site testing. Test-user responses in 1998 were positive and the advanced product line of protein gels were re-introduced into the market place in the latter half of 1998.

All of Zaxis' distribution sources for the product have accepted the redesigned product into their inventory to replace the prior version. Based on the redesigned product line, discussions were conducted with additional potential distributors for the line. Additional product supply contracts were negotiated and signed in 2000 and 2001 with worldwide distributors in the life science market. Zaxis' products passed the quality control standards set by private label customers and are also marketed under the established names of these organizations, who are significant players in this growing market segment.

During 2001, Zaxis continued to collaborate with manufacturers of Proteomics and DNA sequencing instruments and with life science distributors to provide new OEM (original equipment manufacturer) and private label products. These new collaborative projects reflect the growing demand for pre-cast electrophoresis gels that has resulted from the completion of The Human Genome Project and the rapid expansion of Proteomics-based research.

Zaxis has developed and sells a lipoprotein assay system, consisting of a poly-gradient electrophoresis gel, electrophoresis processing equipment, reagents, gel scanner, and computer software. The system measures the relative percentages of High Density and Low Density Lipoproteins (HDL and LDL) in human blood serum in a single test from single samples. Within the general categories of HDL and LDL are sub fractions variously designated as Very Low Density Lipoprotein, LDL 1 and 2 and HDL 1, 2 and 3. The Zaxis system obtains its measurement by separating the sub fractions and then programmatically computing the totals of the components, rather than simply measuring the two masses of LDL and HDL, as competing systems do. The system was granted FDA marketing approval in September 1996 on the basis that it provided measurements in terms of total LDL and HDL equivalent to other systems already approved.

The lipoprotein sub fractions measurements unique to the Zaxis system were not part of the FDA clearance for clinical marketing purposes. The cost of obtaining such additional FDA clearance will be expensive and will require substantial investment to secure. However, due to the lack of market demand resulting from failure of the medical community to adopt the sub fraction diagnostic method as the true measure of patient cholesterol risk, sales for this product line have languished and further development work has been halted. Zaxis continues to sell its lipoprotein gels and reagent kits to a limited number of existing markets who have retained the original 1996 system.

During 2001, Zaxis developed a new line of custom designed pre-cast gels that adapt to the Ettan DALT II Proteomics Electorphoresis system sold by Amersham Biosciences, Inc.("Amersham"). Amersham is the leading Proteomics system supplier to pharmaceutical, biotechnology and proteomics organizations. Zaxis obtained a $281,855 supply agreement with Geneva Proteomics, Inc. (GeneProt) based on this new gel development and the Company has begun to expand it sales efforts to focus on this rapidly expanding custom market. Zaxis has already generated sales from a second customer, a major pharmaceutical company, and expects this line of its business to be a major growth area in 2002 so long as it is able to raise the necessary working capital to develop the market. However, there can be no assurances that the Company will be able to raise the necessary working capital.

Zaxis also is a party to an exclusive supplier agreement (effective through December 2002) to supply custom gel solutions to VGI, a diagnostic kit manufacturer, that received FDA approval of the first HIV Diagnostic Kit in September 2001. The Company believes that this kit platform will be used by VGI for its new Hepatitis B and C diagnostic kits (which will also require FDA approval), and which will use Zaxis supplied custom gel solutions. The Company expects 2002 sales to VGI to increase substantially as VGI launches its new product line. However, there can be no assurances that the introduction of this new product line by VGI will occur or that it will be successful even if it is introduced.

The strategy to develop new business and to increase sales for Zaxis is now predicated on a multi-faceted approach to identify opportunities for custom gel development with large end users of specialty protein separation systems. The Company has demonstrated its capability to successfully develop custom products for a number of its customers because of its proprietary production processes that result in the level of quality and reproducibility that the life science industry requires to meet regulatory demands for validation and quality assurance. We believe we have an opportunity to exploit this competency and build a custom gel business. Continuing research and development efforts are focusing on developing additional cutting edge, superior, high-resolution protein separation techniques and products, applicable to issues not sufficiently addressed by other technologies.

Although the Company believes that Zaxis' gel products are well positioned to take advantage of this rapidly growing market, Zaxis does not expect to generate sufficient projected sales volume with its existing customer base to support the cost of operations during fiscal year 2002. Accordingly, the Company will need to raise additional capital through borrowings or equity financing throughout this time period to take advantage of this market opportunity and to support and expand its business plans. If the Company cannot raise the necessary capital it will in all likelihood cease operations. There can be no assurance that the Company will continue to raise the additional capital needed through investor funding to assure continuation of operations.


COMPETITION

Zaxis faces competition in the pre-cast gel market from suppliers who are far larger, can offer more effective service and control substantial portions of the marketplace, have established sales and distribution organizations and are, in general, profitable and better financed. The two largest pre-cast gel suppliers currently are Novex (owned by Invitrogen, Inc.), which has approximately a 55% share of the market, and Bio-Rad, Inc., which has approximately 25% of the market. Zaxis currently represents less than 1% of the market for pre-cast protein separation gels. In order for the Company to gain substantial market share we are focusing our marketing efforts on custom 2D gel applications where we believe we can establish a dominant position in this sub-segment of the total market. However, for the Company to establish itself in this sub-segment of the marketplace will require the obtaining of additional equity investment funding for which there can be no assurance the Company will be successful. And there is also the added risk that one or more of our competitors may be able to move into this market and establish themselves before Zaxis has the opportunity to do so.

SUPPLIERS

The raw materials and system components that Zaxis uses in its products are readily available from multiple reliable sources.

CUSTOMERS AND DISTRIBUTION METHODS

The Company's five largest customers accounted for approximately 60% of sales in 2001. This compares to three customers representing 65% of sales in 2000. Three of these customers each represented 10% or more of total sales for the year 2001. Of Zaxis' top five customers in 2001, three acquire Zaxis products for their own use while the other two customers purchase under a private label arrangement. The Company also ships Zaxis branded products directly to end users such as pharmaceutical, biotechnology, proteomic and other life science, research, educational and medical institutions. The Company also distributes its branded products through various regional distributors on a worldwide basis. Zaxis intends to continue to add distributors in those regions and countries currently without distributor representation.

PATENTS, TRADEMARKS AND AGREEMENTS

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

The Company has U.S. trademarks covering "Zaxis -- A New Dimension In Technology," "Z-Quence" and the term "Z-Gel.". In addition, Zaxis has a trademark application pending for the marketing phrase, "Bio Tools for Technology." Zaxis also relies on trade secrets and proprietary knowledge. There can be no assurance that our patents or trademarks will not be challenged or breached or that confidentiality agreements will not be breached.

Zaxis provided proprietary software for its Lipoprotein Fractionation System
(LFS) and granted limited, non-exclusive rights to the use of the software by its customers who previously purchased its LFS. It has currently put further marketing efforts for these software systems on hold until marketplace conditions change.

GOVERNMENTAL REGULATIONS

Zaxis' manufacturing plant is a registered FDA facility and is subject to FDA regulation, including audit and review for compliance with agency rules. The Company believes it is in compliance with the FDA regulations. The facility has not been audited and the Company has not received notice of any planned or pending audits. The Company has declined to obtain FDA approval for its Lipoprotein sub-fractionation procedures that are unique to its proprietary method. The cost of obtaining such approval is too expensive and, without additional funding and market demand, will not likely occur.


RESEARCH AND DEVELOPMENT

Research and development costs for 2001 were $145,000 compared to $171,000 for 2000. The decline in research and development spending during 2001 reflects management's increased emphasis on marketing and sales efforts while conserving cash during the year.

ENVIRONMENTAL LAWS

Zaxis has not incurred any costs specifically for compliance with environmental laws and does not anticipate any material costs solely for this purpose. The Company is subject to routine hazardous materials handling rules of the Environmental Protection Agency, if and when such materials are employed in a manufacturing process.

EMPLOYEES

Zaxis had 14 full time employees as of the close of 2001. In addition, the Company sometimes utilizes outside consultants and part-time workers on a contract basis. The Company believes it has good relations with its non-union employees.

ITEM 2. DESCRIPTION OF PROPERTY

Zaxis' operations are conducted in a facility consisting of a 19,800-square-foot building in Hudson, Ohio, that is rented under a lease that expires October 31, 2003. The building is approximately nine years old, is in good condition and is sufficient for currently anticipated needs of the Company until the lease expires in 2003. The Company has an option to renew its lease for an additional five-year term under its existing lease agreement.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings other than routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market at present in the United States or elsewhere for International's common stock. The Company's over-the-counter trading volume is reported through the NASDAQ's "Bulletin Board" system. Trading was moderate during 2001 with the exception of a brief period during the fourth quarter. There were approximately 2,500 holders of record of Common Stock as of December 31, 2001, including holders of InFerGene and Zaxis shares who have yet to exchange their shares for International shares. No cash dividends have been declared on the common stock and none are currently anticipated. The high and low bid prices quoted for each quarter during the last fiscal year are presented below. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

QUARTER ENDED                       HIGH               LOW
-------------                       ----               ---

March 31, 2001                    $   0.44          $   0.19
June 30, 2001                     $   0.43          $   0.11
September 30, 2001                $   0.50          $   0.19
December 31, 2001                 $   0.41          $   0.12

March 31, 2000                    $   4.00          $   0.81
June 30, 2000                     $   1.75          $   0.62
September 30, 2000                $   1.03          $   0.41
December 31, 2000                 $   0.56          $   0.19

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by such words as "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, the Company cautions prospective investors that its business and financial performance are subject to substantial risks and uncertainties. Among the many factors that could affect the actual results include, without limitation, the following: the market for Company products may not develop as projected, the appearance of well funded competition in the Company's new market areas could affect the Company's ability to compete, the introduction of new technology could replace the protein separation applications for the Company's products, there could be a loss of key personnel from the Company and there may very well be a lack of adequate financing to execute the Company's marketing programs and business plan. In evaluating the Company's business, the Company cautions prospective investors that its business and financial performance are subject to substantial risks and uncertainties.

RESULTS OF OPERATIONS -- 2001 COMPARED TO 2000

Net sales in 2001 of $704,419 reflect an 83% increase in revenue over net sales for 2000 of $384,608. The Company experienced a 57% increase in the number of customers it served in 2001 compared to 2000. The net increase in customers accounted for approximately $162,000 of the $319,811 in increased revenue, which includes the first sales of its new 2D Proteomics gels. The balance of the increase came from existing customers' increased purchases that were up individually, on average, by 44%. One of the Company's major accounts received FDA approval for its HIV Diagnostic Kit in September 2001 and began a worldwide product launch in December 2001. Though sales to this account were up only slightly in 2001, the Company anticipates a substantial increase in revenue for this account in 2002 as its new diagnostic kits are rolled out. Though there can be no assurances that this will occur. In addition, sales to overseas distributors increased 300% in 2001 and are expected to expand further in 2002 although there can be no assurance this will occur.

Cost of goods sold in 2001 increased by only $29,532 or 5.5% to $565,001 compared to $535,469 in 2000 resulting in a positive gross margin. Despite a sales increase of 83%, the fixed nature of the Company's current direct labor work force and the low capacity utilization of the manufacturing facility provides positive leverage on direct costs as we expand sales.

Selling, general and administrative (S, G&A) costs for the year decreased by $31,459 or 3.0% to $997,180 in 2001 compared to $1,028,639 in 2000. The principal reason for the decline occurred in G&A where we did not replace the Chief Financial Officer, who resigned in 2000, offset by additional accounting costs created by the change in auditors for the prior year.

Net Loss for 2001
Total operating expenses for 2001 (Cost of Goods and Selling and General and Administrative costs) were $1,562,181, a $1,927 reduction from 2000. This resulted in a net operating loss of $857,762 compared to a net operating loss of $1,179,500 in 2000. The net loss in 2001 represents an improvement of $321,738 over 2000 and is a direct result of the increased sales volume experienced during the year. The non-operating extraordinary gain in 2001 related to the settlement of notes payable and related interest to Progen in exchange for common stock and cash. However, the Company had negative cash flow from operations in 2001 and is in need of debt or equity financing in order to remain a going concern in 2002.

FINANCIAL CONDITION AND LIQUIDITY

The Company used $514,319 of cash in 2001 for operations compared to $1,311,008 in 2000. Proceeds from issuance of various secured and unsecured notes totaling $314,500, the sale of common stock totaling $319,000 (of which $200,000 was used to extinguish the debt to Progen), the sale of Redeemable Convertible Preferred Stock totaling $170,000 provided cash of $803,500 for operations in 2001. At December 31, 2001, current liabilities exceeded current assets by $714,466 and total liabilities exceeded total assets by $648,716. At December 31, 2001, the Company had a cash balance of $24,726 and a negative cash flow from operations. To support its anticipated cash needs, the Company will be required to raise additional capital through debt or equity financings. The Company currently has no financing facility in place and there can be no assurance that this required financing to maintain operations will be achieved. The Company is working in 2002 to maintain steady relations with vendors and creditors while it strives to continue to improve sales volume and achieve positive cash flow. If the Company is unable to secure financing in 2002 it will likely cease operation.

Management believes that the significant growth in the number of protein separation procedures, including two-dimensional (2-D) protein separations, resulting from the completion of the Human Genome Project and the emphasis on the function of proteins (Proteomics) provides an excellent market opportunity for its products. The Company believes that it is recognized for its quality products and its ability to provide consistent and reliable pre-cast gels and related buffers and stains. The life science and biopharma markets require high-quality electrophoresis products. The rapidly growing markets in Proteomics and gene testing provide the basis for this opportunity. Currently, however, the Company's competitive position only represents less than 1% market share.

In order to attract new customers and distributors and increase revenues, Zaxis will require additional funding to increase market share through the execution of its marketing and business plan. Upon receipt of additional funding, Zaxis plans to initiate its new business plan focusing on the custom market opportunities in the field of Proteomics where it has developed new products and applications. There can be no assurance that Zaxis will receive these additional funds. Management believes that it has established lead-time in developing this focused market application and, based on its core competencies incorporated in its proprietary polyacrylamide chemistry and computer controlled manufacturing operations, can expand this opportunity rapidly to reach a cash flow break-even point within 18-24 months of the start of the marketing campaign. However, there can be no assurance that this will be achieved. In addition, even if Zaxis is successful in generating new supply agreements, attracting new distributors and gaining new customers, additional capital investment will be required to automate the manufacturing process and add production staff. There can be no assurance, however, that Zaxis will be successful in obtaining additional financing in order to increase brand awareness to assist in obtaining supply contracts, distributors and the customers necessary to achieve profitability.

During 2001, the Company relied upon equity and debt financings to sustain on-going operations and research and development. The Company will continue to rely upon these sources of funding in 2002 and if debt or equity funding are not available on favorable terms or at all, there is substantial doubt about the Company's ability to continue operations. The Company currently has negative cash flow from operations. The Company currently has no credit facilities in place. If the Company is unable to obtain equity funding it will in all likelihood not be able to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

Financial statements of the Registrant and the report of independent certified public accountants thereon are included on the following pages.


                                                                    Pages
                                                                    -----
Report of Independent Certified Public Accountants                   16
Consolidated Balance Sheets                                          17
Consolidated Statements of Operations                                18
Consolidated Statements of Stockholders' Deficiency                  19
Consolidated Statements of Cash Flows                                20
Notes to Consolidated Financial Statements                           21-29

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 16, 2001 the Company filed a Current Report on Form 8-K, reporting the dismissal of the Company's independent auditor, Ernst & Young LLP, and the engagement of the Company's new independent auditors, Grant Thornton LLP.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names of our current directors and executive officers. Except for Mr. Tannen, the Directors were elected at the annual shareholders meeting on August 10, 2000 and will hold office until the next Annual meeting and until their successors shall have been elected. Mr. Tannen was appointed to the Board on December 15, 2001 replacing Mr. Hrobsky who resigned on November 9, 2001.

NAME, AGE AND POSITIONS
WITH THE COMPANY           OCCUPATION AND OTHER INFORMATION


Steven C. Ficyk, 41        Mr. Ficyk has served on the Board since December
Director                   1999. He has been a registered investment
                           professional, who over the past twenty years has held positions with Merrill Lynch and A. G. Edwards and
                           Roundhill Securities serving both retail and institutional investors. Mr. Ficyk is currently an independent financial and investor relations consultant, and small business owner.

Ronald F. Hanson, 65       Mr. Hanson has been Chairman of the Board since being
Chairman                   elected to the Board in December 1999. He is founder
                           of his own financial planning firm and is a Chartered
                           Financial Consultant with over 40 years of professional experience working with higher net worth business owners and executives.

William Martin, 54         Mr. Martin has served on the Board since August 2000.
Director                   He is currently the Vice President of International
                           Development for Neenah Foundry. Mr. Martin formerly held management positions with Hartley Controls
                           Corporation and other large corporations.

James O. Roberts, 71       Mr. Roberts has served on the Board since August
Director                   2000. He is the Chairman of Management Planning,
                           Inc., a leading national valuation firm which provides objective and confidential business and securities valuation and consulting services. His textbook-workbook, Valuations: Closely Held
                           Corporations, was published by Federal Tax Workshops,
                           Inc. for use in training CPA's in valuation.

Robert G. Turner, JR., 55  Mr. Turner has served on the Board since August 2000.
Director He is a Certified Public Accountant and the Managing partner of Turner, Afek & Nemeth, LLC, a full service CPA firm. He is a Certified Valuation Analyst and his firm specializes in succession planning, Employee Stock Ownership Plans, business valuations and litigation support.

Leonard P. Tannen, 65      Mr. Tannen was appointed President and CEO, and a
Director, President and    member of the Board, effective December 15, 2001.
Chief Executive Officer    He had been a part-time marketing and sales
                           consultant to the Company since May 2000 and has 40 years of experience in biotechnology, pharmaceutical, and consumer products industries including 19 years of having full profit and loss responsibility for small to medium-sized businesses.

The Board of Directors has an Audit Committee which is responsible for, among other things, evaluating the Company's accounting principles and its system of internal accounting controls. During fiscal 2001 and 2000, Directors earned options for shares of Common Stock as compensation for their services.

ITEM 10. EXECUTIVE COMPENSATION

THE FOLLOWING TABLE PROVIDES THE COMPENSATION PAID TO ALL OF THE COMPANY'S OFFICERS DURING 2001


                           ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                           -------------------                               ----------------------
                                                                         AWARDS                             PAYOUTS
                                                                         ------                             -------
NAME AND                                           OTHER    RESTRICTED           OPTIONS/     LTIP         ALL OTHER
POSITION          YEAR     SALARY       BONUS      ANNUAL     STOCK               SARS       PAYOUTS      COMPENSATION
--------          ----     ------       -----      ------     ------               ----       -------     ------------
John Hrobsky      2001  $   147,118    $24,252         -        -                 1,500         -              -
John Hrobsky      2000      150,000          -         -        -               200,000         -              -
Leonard Tannen    2001            -          -         -        -               900,000         -              -

OPTION AND SAR GRANTS AND/OR EXERCISES

The following table summarizes options granted in the last fiscal year to the Chief Executive Officer of the Company. There were no SAR grants by the Company in 2001. Exercise prices are based on fair market value of Common Stock at time of grant.


                                                                PERCENT OF
                                              NUMBER OF        TOTAL OPTIONS/     EXERCISE OR
                                             OPTIONS/SARS      SARS GRANTED        BASE PRICE
NAME                                           GRANTED         TO EMPLOYEES         ($/SH)            EXPIRATION DATE
John Hrobsky                                    1,500              0%               $0.30                 8/9/06
Leonard Tannen                                900,000            100%               $0.22            12/15/06 -12/15/08


The Company issued 100,000 shares of common stock at $.19 per share to a former officer/director upon exercise of his stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 2002 based on information provided to the Company by the persons named in the table, the number of shares of Common Stock owned by each Director, the CEO and by all Directors and executive officers of the Company as a group, and the persons or groups of persons known to the Company to be the beneficial owners of more than 5% of the Common Stock of the Company.

                                           AMOUNT AND
NAME AND ADDRESS                             NATURE
OF BENEFICIAL OWNER                    OF BENEFICIAL OWNER      PERCENT OF CLASS

Simon Kukes                               2,000,000                   12.3%
1044 N. Lake St.
Neenah, WI  54956

Ronald Hanson                             1,302,015(1)                 7.9%
815 Superior Avenue
Cleveland, OH  44114

William Martin                            1,137,391(2)                 7.0%
1044 N. Lake St.
Neenah, WI  54956

James O. Roberts                            502,339(3)                 3.1%
2323 Stillman Rd.
Cleveland Heights, OH  44118


Robert Turner Jr.                            54,691(4)                 0.3%
11857 Raintree
Chardon, OH  44024

John Hrobsky                                134,833(5)                 0.8%
1105 Fireside Trail
Broadview Hgts, OH  44147

Leonard Tannen                              905,000(6)                 5.3%
26300 Village lane
Beachwood, OH  44122

All Directors and Executive               3,091,436                   17.6%
Officers as a group (5 persons)


        (1) Includes 1,044,636 shares owned by Mr. Hanson's spouse and other entities Mr. Hanson is associated with and 257,379 shares issuable upon exercise of warrants and options.

        (2) Includes 1,091,891 shares owned by Mr. Martin and 45,500 shares issuable upon exercise of warrants and options.

        (3) Includes 418,156 shares owned by Mr. Roberts and 84,183 shares issuable upon exercise of warrants and options.

        (4) Includes 20,000 shares owned by Mr. Turner and 34,691 shares issuable upon exercise of warrants and options.

        (5) Includes 20,833 shares owned by Mr. Hrobsky and 114,000 shares issuable upon exercise of warrants and options.

        (6) Includes 5,000 shares owned by Mr. Tannen and 900,000 shares issuable upon exercise of options subject to amendment of the Option Plan and shareholder approval.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year 2001, the Company issued various unsecured notes aggregating $314,500 ($147,000 to related parties). The notes matured at various dates through October 2001. All of these notes were converted to common stock in September 2001.

In April 2001, the Company issued a secured note payable for $50,000 to VGI, a related party at a stated interest rate of 11.5%. The note is payable on demand. In May 2001, the Company issued a $50,000 secured demand note payable to a director at a stated interest rate of 4.25%, which was repaid in June 2001.

On September 18, 2001, the Company entered into an agreement with Progen Industries Limited, a stockholder, to issue 240,271 shares of Zaxis Common Stock and $200,000 cash to Progen in full settlement of notes payable to them totaling $826,699 and related interest of $227,320. Consequently, the Company recognized an extraordinary gain of $789,020 related to this transaction for the quarter ended September 30, 2001.

On September 24, 2001, the Company offered all remaining note holders the right to convert their notes payable and related accrued interest into either common stock or Redeemable Convertible Preferred Stock Series 01-A through October 31, 2001. This offering resulted in the Company converting $632,000 of notes payable and $103,630 of related interest into approximately 2.72 million shares of the Company's Common Stock. The notes were converted at the market value of the common stock on the effective date of the offering, therefore resulting in no gain or loss.

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

           (c) 9 1 /2 % Convertible Note issued to directors and other investors and related Class Z1 and Class Z2 Warrants (Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, File Number 0-15476, incorporated herein by reference).

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

      24 Power of Attorney for signatures on the Company's Form 10-KSB for the year ended December 31, 2001.

(b)       Reports on Form 8-K


         11/13/01 Announced the resignation of John Hrobsky as President and CEO, effective November 9, 2001 and announced the appointment of Leonard P. Tannen to the position of Interim President and Chief Executive Officer.

         12/20/01         Announced the permanent appointment of Leonard P.
                          Tannen to the position of President and Chief Executive Officer and a member of the Board of Directors, effective December 15, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2002
                                     Zaxis International  Inc.
                                     By: /s / LEONARD P. TANNEN
                                       ------------------------
                                     Leonard P. Tannen, President and Chief
                                     Executive Officer*, & Principal Financial
                                     Officer, Principal  Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                                        TITLE                              DATE
/s /                       Director, Chairman of the Board                      March 28, 2002
Ronald Hanson*
/s/                        Director                                             March 28, 2002
Steven Ficyk*
/s/                        Director                                             March 28, 2002
William Martin*
/s/                        Director                                             March 28, 2002
James Roberts*
/s/                        Director                                             March 28, 2002
Robert Turner*
/s/                        Director, President, Chief Executive Officer,        March 28, 2002
Leonard P. Tannen          Principal Financial Officer, Principal
                           Accounting Officer



     * Pursuant to Power of Attorney.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
ZAXIS INTERNATIONAL INC.

We have audited the accompanying consolidated balance sheets of Zaxis International Inc. and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zaxis International Inc. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a loss from continuing operations of $988,725 during the year ended December 31, 2001 and, as of that date, the Company's current liabilities exceeded its current assets by $714,466, and has a deficit in stockholders' equity of $780,519. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cleveland, Ohio
February 15, 2002

                      ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS


                                                                                  DECEMBER 31,    DECEMBER 31,
                                                                                     2001            2000
                                                                                 ------------    ------------
CURRENT ASSETS:
   Cash                                                                          $     24,726    $      1,827
   Accounts receivable, net of allowance of $2,500                                     41,056          28,325
   Inventory                                                                           52,575          35,627
   Prepaid expenses                                                                     5,572             -
                                                                                 ------------    ------------
            Total current assets                                                      123,929          65,779

PROPERTY AND EQUIPMENT:
   Machinery and equipment                                                            263,855         303,821
   Office equipment                                                                   118,366         147,890
   Leasehold improvements                                                              50,271          54,889
                                                                                 ------------    ------------
                                                                                      432,492         506,600
      Less accumulated depreciation                                                  (398,872)       (427,623)
                                                                                 ------------    ------------
                                                                                       33,620          78,977
OTHER ASSETS                                                                           32,130          38,366
                                                                                 ------------    ------------

               TOTAL ASSETS                                                      $    189,679    $    183,122
                                                                                 ============    ============

                                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Current portion of capitalized lease obligations                              $      1,328    $     13,567
   Notes payable - related parties                                                    299,252       1,186,199
   Notes payable - other                                                               15,000         300,715
   Accounts payable                                                                   240,848         246,397
   Accrued interest                                                                    44,949         245,136
   Other accrued expenses                                                              62,902          72,967
   Deferred revenue                                                                   174,116             -
                                                                                 ------------    ------------
            Total current liabilities                                                 838,395       2,064,981

LONG TERM LIABILITIES:
   Capitalized lease obligations                                                          -             1,328
                                                                                 ------------    ------------

            Total long term liabilities                                                   -             1,328

COMMITMENTS AND CONTINGENCY                                                               -               -

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
   $.01 par value, 10,000,000 shares authorized, 170 and 0
      shares of Series 01-A issued and outstanding at December 31,
      2001 and 2000, respectively (redemption value of $178,500
      at December 31, 2001)                                                           131,803             -

STOCKHOLDERS' DEFICIENCY:
   Common stock - $.01 par value, 20,000,000 shares authorized, 16,215,623 and
      9,866,773 shares issued and outstanding in 2001 and 2000, respectively          162,156          98,668
   Additional paid-in capital                                                      11,055,415       9,816,530
   Accumulated deficit                                                            (11,998,090)    (11,798,385)
                                                                                 ------------    ------------

            Total stockholders' deficiency                                           (780,519)     (1,883,187)
                                                                                 ------------    ------------

               TOTAL LIABILITIES AND
                   STOCKHOLDERS' DEFICIENCY                                      $    189,679    $    183,122
                                                                                 ============    ============

               See notes to the consolidated financial statements.


                                              ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                    ---------------------------------------------
                                                                                           2001                      2000
                                                                                    -------------------       -------------------
Net sales                                                                                    $ 704,419                 $ 384,608

Operating costs:
   Cost of goods sold                                                                          565,001                   535,469
   Selling, general and administrative expenses                                                997,180                 1,028,639
                                                                                    -------------------       -------------------
                                                                                             1,562,181                 1,564,108
                                                                                    -------------------       -------------------

          Loss from operations                                                                (857,762)               (1,179,500)

Other income (expense):
   Interest expense                                                                           (133,714)                 (171,103)
   Other, net                                                                                    2,751                     8,338
                                                                                    -------------------       -------------------

          Total other income (expense)                                                        (130,963)                 (162,765)
                                                                                    -------------------       -------------------

          Loss from continuing operations before
            extraordinary gain (loss)                                                         (988,725)               (1,342,265)
Extraordinary gain (loss) from extinguishment of debt                                          789,020                  (509,466)
                                                                                    -------------------       -------------------

                    NET LOSS                                                                $ (199,705)             $ (1,851,731)
                                                                                    ===================       ===================

Basic and diluted loss per share
   Continuing operations before extraordinary gain (loss)                                      $ (0.09)                  $ (0.17)
   Extraordinary gain (loss)                                                                      0.07                     (0.06)
                                                                                    -------------------       -------------------

   Net loss                                                                                    $ (0.02)                  $ (0.23)
                                                                                    ===================       ===================

Weighted Average Number of Shares Outstanding -
     Basic and diluted                                                                      11,576,128                 8,050,703
                                                                                    ===================       ===================




               See notes to the consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                             COMMON STOCK           ADDITIONAL
                                                       NUMBER OF     STATED OR        PAID-IN       ACCUMULATED
                                                        SHARES       PAR VALUE        CAPITAL         DEFICIT           TOTAL
                                                     ------------   ------------   ------------    -------------   -------------

BALANCE AT DECEMBER 31, 1999                            6,927,497   $     69,275   $  7,046,790    $ (9,946,654)   $ (2,830,589)
   Sale of shares                                         802,794          8,028        772,506             -           780,534
   Shares issued on conversion of warrants                 45,710            457         34,133             -            34,590
   Shares issued on conversion of notes                 1,893,072         18,930      1,786,612             -         1,805,542
   Shares issued for services                             137,700          1,378        117,089             -           118,467
   Shares issued for settlement of account payable         60,000            600         59,400             -            60,000
   Net loss - 2000                                            -              -              -        (1,851,731)     (1,851,731)
                                                     ------------   ------------   ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2000                            9,866,773         98,668      9,816,530     (11,798,385)     (1,883,187)

   Sale of shares                                       3,000,000         30,000        270,000             -           300,000
   Shares issued on exercise of options                   100,000          1,000         18,000             -            19,000
   Shares issued on conversion of notes                 2,965,292         29,653        770,976             -           800,629
   Shares issued for tax credit                           180,132          1,801         50,239             -            52,040
   Shares issued for services and commissions             103,426          1,034         25,866             -            26,900
   Warrants issued for services and other                     -              -           65,605             -            65,605
   Value of beneficial conversion option of
     preferred shares                                         -              -           56,666             -            56,666
   Preferred share accretion                                  -              -          (18,467)            -           (18,467)
   Net loss - 2001                                            -              -              -          (199,705)       (199,705)
                                                     ------------   ------------   ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2001                           16,215,623   $    162,156   $ 11,055,415    $(11,998,090)   $   (780,519)
                                                     ============   ============   ============    ============    ============




               See notes to the consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                                      --------------------------------------------
                                                                                            2001                      2000
                                                                                      ------------------        ------------------
OPERATING ACTIVITIES:
   Net loss                                                                                  $ (199,705)             $ (1,851,731)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
           Depreciation and amortization                                                         50,431                    91,033
           Loss on disposal of property and equipment                                             1,167                         -
           Common stock, warrants and notes issued for services and other                       168,798                   178,467
           Extraordinary (gain)/loss from extinguishment of debt                               (789,020)                  509,466
           Changes in operating assets and liabilities:
               Accounts receivable                                                              (12,731)                   17,007
               Inventory                                                                        (16,948)                   28,409
               Prepaid expenses                                                                  (5,572)                        -
               Accounts payable and accrued expenses                                            115,145                  (283,659)
               Deferred revenue                                                                 174,116                         -
                                                                                      ------------------        ------------------

                    Net cash used in operating activities                                      (514,319)               (1,311,008)

INVESTING ACTIVITIES:
   Purchases of property and equipment                                                                -                   (24,088)

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                                       19,000                         -
   Proceeds from sale of common stock                                                           300,000                   780,534
   Proceeds from conversion of stock warrants                                                         -                    18,750
   Proceeds from issuance of preferred stock                                                    170,000                         -
   Payments on notes payable                                                                   (252,715)                  (75,214)
   Proceeds from notes payable                                                                  314,500                   487,500
   Payments on capital lease obligations                                                        (13,567)                  (13,798)
                                                                                      ------------------        ------------------

                    Net cash provided by financing activities                                   537,218                 1,197,772
                                                                                      ------------------        ------------------

                    NET INCREASE (DECREASE) IN CASH                                              22,899                  (137,324)

Cash at beginning of period                                                                       1,827                   139,151
                                                                                      ------------------        ------------------

Cash at end of period                                                                          $ 24,726                   $ 1,827
                                                                                      ==================        ==================



               See notes to the consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of the product to the customer. Revenue agreements to develop and manufacture products for customers is recognized based upon shipment of the product to the customer or as costs are incurred to develop the product.

     INVENTORY

     Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market value.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Classes of property and equipment and related useful lives are as follows:

                                                   ESTIMATED USEFUL LIFE
                                                  -----------------------
                   Leasehold improvements                   5 years
                   Machinery and equipment                3 - 10 years
                   Office equipment                       5 - 7 years

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

     PROPERTY AND EQUIPMENT - CONTINUED

     Property and equipment includes equipment held under capital leases of approximately $76,000. Accumulated amortization at December 31, 2001 and 2000 was approximately $73,000 and $57,000, respectively.

     Depreciation expense approximated $45,000 and $85,000 for 2001 and 2000, respectively.

     ASSET IMPAIRMENT

     The Company's policy is to review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable, in which case the asset would be written down to its estimated fair value.

     OTHER ASSETS

     Patent costs of $57,347, which are included in other assets, are amortized over the life of the related patent. Amortization expense was $6,236 for 2001 and 2000, and accumulated amortization was $36,359 and $30,123 at December 31, 2001 and 2000, respectively.

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

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. Research and development costs were approximately $145,000 and $171,000 for 2001 and 2000, respectively.

     STOCK COMPENSATION

     As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company has elected to use the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for options issued to employees and directors. This method generally results in no compensation cost being recognized since the option prices generally are at or above the value of the underlying shares when issued. Options issued to those other than employees and directors are valued under SFAS 123.

     ADVERTISING COSTS

     Advertising costs are expensed when incurred. Advertising expense approximated $1,000 and $31,100 in 2001 and 2000, respectively.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

     NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" was issued addressing financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sales, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Implementation will be effective for fiscal years beginning after December 31, 2001. The Company is evaluating the impact of SFAS 144.

NOTE 3 - GOING CONCERN

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

     The Company does not expect to generate sufficient sales volume with its existing customer base to support its cost of operations during 2002. Accordingly, the Company will need to raise additional capital through borrowings or equity financing throughout this time period.

     The Company continues to rely upon these various funding sources to sustain on-going operations, research, product and sales development. The Company continues to pursue additional long-term debt and/or equity funding. The Company continues to be reliant upon investor funding until the marketing of its products can be brought to a level sufficient to support its operating requirements. There can be no assurance that the Company will continue to receive investor funding or that the Company will be able to strengthen its customer base sufficiently to generate the sales volume required to meet the cost of operations.


NOTE 4 - NOTES PAYABLE - RELATED PARTIES

     Notes payable - related parties consist of the following at December 31:

                                                  2001          2000
                                             ------------- ---------------
          Directors and former director(s)    $  24,252     $   134,500
          Visibile Genetics, Inc.               275,000         225,000
          Progen Industries Limited                   -         826,699
                                             ------------- ---------------
                                              $ 299,252     $ 1,186,199
                                             ============= ===============

     At December 31, 2001, amounts due to directors and former directors represents a bonus payable to a former officer/director payable in July 2002. Additionally, $197,000 of notes were issued during 2001, of which $50,000 was repaid and the remainder converted to common stock (see Note
     10).

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTE 4 - NOTES PAYABLE - RELATED PARTIES - CONTINUED

     Amounts due at December 31, 2000, which were payable on demand at various dates through October 2001, bore interest at rates ranging from 11.5% to 12% and were converted to common stock in 2001 (see Note 10).

     Notes payable totaling $275,000 to Visible Genetics, Inc., a significant customer, are due on demand and bear interest at 11.5%. Of these notes $245,000 are collateralized by substantially all assets of the Company.

     Notes payable to Progen Industries Limited ("Progen"), which were payable on demand at various dates through August 2001, bore interest at 9.5%. Certain individuals from Progen, a pharmaceutical company based in Australia, were former directors of the Company. All notes payable to Progen were converted to common stock in 2001 (see Note 10).


NOTE 5 - NOTES PAYABLE - OTHER

     Notes payable - other of $15,000 at December 31, 2001 are payable on demand and bear interest at 9.5%. The notes were originally due in 1998. During 2001, $67,500 additional notes were issued and subsequently converted to common stock (see Note 10).

     Notes payable - other of $300,715 at December 31, 2000, which were payable on demand at various dates through September 2001, bore interest at rates ranging from 9.25% to 11.5%. During 2001, $283,000 of these notes were converted to common stock (see Note 10) and $2,715 was repaid.


NOTE 6 - DEFINED CONTRIBUTION PLAN

     The Company maintains a 401(k) plan for substantially all employees. Company contributions are at the discretion of management. There were no Company contributions under the plan in 2001 or 2000.


NOTE 7 - DEFERRED REVENUE

     In June 2001, the Company received $281,855 in accordance with an agreement to develop, manufacture and deliver a new product to a customer. The Company recognizes revenue under this agreement based upon shipment of the product to the customer or, with respect to product development costs, as such costs are incurred. As of December 31, 2001, the remaining deferred revenue amount was $174,116.


NOTE 8 - LEASE COMMITMENTS

     The Company has entered into operating lease arrangements for certain office equipment and a building used for its office, manufacturing, research and development activities. Rent expense was $122,971 in 2001 and $114,792 in 2000. Future rental commitments are as follows:

                      2002                     $127,424
                      2003                      110,007
                      2004                        3,132
                      2005                        3,132
                      2006                        2,350
                                     -------------------
                                               $246,045
                                     ===================

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTE 9 -REDEEMABLE CONVERTIBLE PREFERRED STOCK

     During 2001, the Company issued a total of 170 shares of Redeemable Convertible Preferred Stock Series 01-A ("Preferred Stock") at a face value of $1,000 per share. The Preferred Stock agreements provide for a quarterly stock dividend at the rate of 10% per annum. The dividends are to be paid at the time of conversion or redemption of the preferred shares. The Company retains the right to pay the dividends in cash in lieu of stock.

     The conversion feature gives the holder the right to convert the preferred shares into shares of Zaxis Common Stock after a holding period of one year. The conversion price will be at 75% of the five-day average closing trading price in which Zaxis shares were traded immediately preceding the effective date of conversion. The minimum and maximum conversion price range is $.10 to $1.25 per share, respectively.

     At issuance, the value assigned to the Preferred Stock was adjusted by $56,666 for the discount related to the beneficial conversion option. The discount will be accreted to additional paid-in capital over the two-year redemption period. During 2001, approximately $18,500 was accreted to additional paid-in capital and was included as an increase to the net loss attributed to common stockholders for purposes of calculating the net loss per share.

     The Company may be required to redeem the preferred shares at face value after a period of two-years.


NOTE 10 - STOCKHOLDERS' DEFICIENCY

     During 2001, the Company issued 3.0 million shares of common stock for $300,000, including $100,000 from a director of the Company. The proceeds were used in part to retire certain notes payable to a related party. In addition, the Company issued 100,000 shares of common stock at $.19 per share to a former officer/director upon exercise of his stock options.

     In August 2001, the Board of Directors approved the issuance of 180,132 shares of common stock to certain stockholders, including 87,500 shares to certain directors of the Company, related to Ohio Tax Credits which were to be earned upon their original investments in the Company under a Private Placement Memorandum. These Tax Credits were subsequently denied by the State of Ohio. The issuance of these shares resulted in a charge of approximately $52,000 to income and a corresponding credit to stockholders' equity. Additionally, in September 2001, the Company issued 301,022 Class A Series 1 Warrants to certain note holders for the extension of the maturity dates of their notes. As a result, the Company credited additional paid-in capital for $50,000 based upon the value of the warrants.

     In September 2001, the Company entered into an agreement with Progen to issue them 240,271 shares of Zaxis common stock (valued at $65,000) and $200,000 cash in full settlement of the notes payable to Progen totaling $826,699 and related interest of $227,320. Consequently, the Company recognized an extraordinary gain of $789,020 related to this transaction. Subsequent to the Progen conversion, the Company offered the remaining note holders the right to convert their notes payable and related accrued interest into either common stock or Redeemable Convertible Preferred Stock Series 01-A through October 31, 2001. This offering resulted in the Company converting $632,000 of notes payable and $103,630 of related interest into 2,725,021 shares of the Company's common stock. The notes were converted at the market value of the common stock on the effective date of the offering, therefore resulting in no gain or loss. The conversion of the Progen debt and remaining note holders (including accrued interest) were accounted for as a troubled debt restructuring in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

     During 2000, the Company received $780,534 in funds from private investors for 802,794 shares in connection with the Company's ongoing private offering of securities. This offering allowed investors to purchase units in the Company with a unit consisting of one share of common stock and certain Class Z warrants entitling the holder to purchase one additional share of common stock for every four warrants exercised.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTE 10 - STOCKHOLDERS' DEFICIENCY - CONTINUED

     During 2000, $1,030,000 of notes payable (and $267,000 of related interest) to related parties and others were converted to 1,893,072 shares of common stock. Certain of the notes were converted at prices below the market value of the common stock on the date of conversion resulting in an extraordinary loss of $509,466 on the extinguishment of the debt. Substantially all of these notes were past their maturity dates and were no longer convertible under the original terms. Of the $1,030,000 notes converted, $740,000 were due to MML Management Limited ("MML"). Certain individuals from MML, an Australian based investment firm, were former directors of the Company.

NOTE 11 - STOCK OPTIONS AND WARRANTS

     STOCK OPTIONS

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

     A summary of the status of the Company's stock options as of December 31, 2001 and 2000 and changes during the years then ended is presented below:


                                                               2001                               2000
                                                 ---------------------------------- ----------------------------------
                                                              WEIGHTED AVERAGE                   WEIGHTED AVERAGE
                                                 OPTIONS      EXERCISE PRICE        OPTIONS      EXERCISE PRICE
                                                 ------------ --------------------- ------------ ---------------------
         Outstanding, beginning of year            576,938              $1.05         368,974             $1.60
            Issued                                  40,500              $ .30         283,464             $ .74
            Exercised                             (100,000)             $ .19               -                 -
            Forfeited or terminated                (11,760)             $1.02         (76,500)            $2.52
                                                 ------------                       ------------
         Outstanding, end of year                  505,678              $ .97         576,938             $1.05
                                                 ============                       ============

         Weighted-average fair value of
            options granted during year                                 $ .27                             $ .38

     The following table summarizes information concerning options outstanding at December 31, 2001:


                                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
         --------------------- ------------------------------------------------------ ----------------------------------
                                                     WEIGHTED
                                                      AVERAGE           WEIGHTED                           WEIGHTED
                                                     REMAINING          AVERAGE                            AVERAGE
               EXERCISE             NUMBER          CONTRACTUAL         EXERCISE          NUMBER           EXERCISE
                PRICE            OUTSTANDING       LIFE (YEARS)          PRICE          EXERCISABLE         PRICE
         --------------------- ----------------- ------------------ ----------------- ---------------- -----------------
           $.10 - $.30                 40,500           4.6                 $ .30                -                 -
           $.55 - $.88                 39,000           8.8                 $ .60             39,000           $ .60
          $.97 - $1.25                402,191           1.4                 $1.05            335,524           $1.03
         $1.37 - $1.67                 23,668           8.8                 $1.38             23,668           $1.38
         $2.25 - $2.75                    319           8.1                 $2.75                319           $2.75
                               -----------------                                      ----------------
                                      505,678                                                398,511
                               -----------------                                      ----------------

                               =================                                      ================

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTE 11 - STOCK OPTIONS AND WARRANTS - CONTINUED

     STOCK OPTIONS - CONTINUED

     The above tables exclude 900,000 options committed to the Chief Executive Officer of the Company in December 2001 under the Long -Term Incentive Plan (the "Plan"). Such options, which vest through 2003, will require an amendment to the Plan for the number of options to be granted under the Plan and shareholder approval.

     Had compensation cost for the options granted been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share on a pro forma basis are indicated below:

                                                          2001          2000
                                                       ----------   -----------
           NET LOSS
              As reported                              $(199,705)   $(1,851,731)
              Pro forma                                $(223,300)   $(1,880,137)

           BASIC AND DILUTED NET LOSS PER SHARE
              As reported                                $(.02)        $(.23)
              Pro forma                                  $(.02)        $(.23)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; a risk-free interest rate of 4.6% in 2001 and 6.1% in 2000; expected lives of five years; and volatility of 207% in 2001 and 190% in 2000.

     STOCK WARRANTS

     The following classes of warrants are outstanding at December 31, 2001 and 2000:


                                                          WARRANTS OUTSTANDING
                                                   ----------------------------------
                          CLASS                           2001            2000           EXPIRATION DATE(S)
           --------------------------------------- ---------------- ----------------- -------------------------
             Class Z4; exercisable at
                 $2.50 per share                           -            1,980,760          December 2001
             Class Z5; exercisable at
                 $3.50 per share                      1,980,760         1,980,760          December 2002
             Class Z6; exercisable at
                 $5.00 per share                      1,980,760         1,980,760          December 2004
             Other; exercisable at $.25
                 to $1.00 for 2001 and
                 $.45 to $4.00 for 2000                 341,855           328,921        Various through 2005
                                                   ---------------- -----------------
                                                      4,303,375         6,271,201
                                                   ================ =================


     The Class Z warrants are convertible at a rate of four warrants to purchase one share of common stock. Other warrants are convertible at a rate of one warrant to purchase one share of common stock.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTE 11 - STOCK OPTIONS AND WARRANTS - CONTINUED

     The following table summarizes the warrant activity for the years ended December 31, 2001 and 2000:


                                                          2001                                 2000
                                           ----------------------------------- -------------------------------------
                                                           WEIGHTED AVERAGE                      WEIGHTED AVERAGE
                                             WARRANTS       EXERCISE PRICE        WARRANTS        EXERCISE PRICE
                                           ------------- --------------------- --------------- ---------------------
       Outstanding, beginning of Year         6,271,201            $3.58         3,196,222                $2.84
          Issued                                308,522            $ .25         6,135,745                $2.94
          Exercised                                   -               -           (101,983)               $1.00
          Expired                            (2,276,348)           $2.46        (2,958,783)               $1.55
                                           -------------                       ---------------
       Outstanding, end of  year              4,303,375            $3.94         6,271,201                $3.58
                                           =============                       ===============

     There are 2,371,138 shares of common stock reserved for warrants and stock options.

NOTE 12 - INCOME TAXES

     A reconciliation of income taxes computed at the U.S. federal statutory rate to the provision for income taxes is as follows:


                                                                      2001             2000
                                                                ----------------- ----------------
                   Tax benefit at statutory rate                 $  (67,900)        $(629,600)
                   Permanent differences                           (263,000)               -
                   Increase in valuation allowance
                   on deferred tax asset                            330,900            629,600
                                                                ----------------- ----------------

                PROVISION FOR INCOME TAXES                       $      -           $      -
                                                                ================= ================

     Deferred income taxes are provided to reflect the tax effects of temporary differences in the recognition of revenue and expense for tax and reporting purposes. Significant components of net deferred tax assets at December 31, 2001 and 2000 are as follows:


                                                                      2001             2000
                                                                ----------------- ----------------
                Net operating loss carryforward                   $ 3,739,600       $ 3,600,000
                Other                                                  18,500           (16,300)
                                                                ----------------- ----------------
                                                                    3,758,100         3,583,700
                Valuation allowance                                (3,758,100)       (3,583,700)
                                                                ----------------- ----------------
                NET DEFERRED TAX ASSETS                           $      -          $       -
                                                                ================= ================

     For Federal income tax purposes, net operating loss carryovers total $10,998,000 and $10,585,000 at December 31, 2001 and 2000, respectively, and, if not utilized, will expire between 2004 and 2021.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTE 13 -  ECONOMIC DEPENDENCY

     Three customers accounted for 46% and 65% of net sales in 2001 and 2000, respectively. Since the Company's operations will not be able to cover its operating costs unless the customer base is increased, the loss of any major customers may have a material adverse effect on the Company.


NOTE 14 -  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the year ended December 31, 2001 and 2000, the Company paid approximately $5,800 and $9,000 for interest, respectively.

     During 2001, the Company issued common stock for the extinguishment of debt and related interest of $1,589,649 resulting in a non-cash financing activity. Also, in 2001 the Company issued common stock, warrants and notes payable valued at $168,798 for services, settlement of accounts payable, extension of maturity dates for notes payable and Ohio tax credits subsequently denied, resulting in non-cash activities.

     During 2000, the Company issued common stock for the extinguishment of debt and related interest of $1,297,000 resulting in a non-cash financing activity. Also, in 2000 the Company issued common stock valued at $178,467 for services and settlement of accounts payable.


NOTE 15 -  CONTINGENCY

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

     The Company, from time to time, is subject to routine litigation incidental to its business. Although there can be no assurance as to the ultimate disposition of routine litigation, management of the Company believes, based upon information available at this time, that the ultimate outcome of these matters will not have a material adverse effect on the operations and financial condition of the Company.