Form 10QSB
period 2002-03-31
ZAXIS INTERNATIONAL INC
filed 2002-05-20
CIK 797542

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002



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

As of March 31, 2002, there were 16,230,623 shares of Common Stock outstanding and 170 shares of Redeemable Convertible Preferred Shares (`Preferred Stock") outstanding.


Transitional Small Business Disclosure Format (check one):

                  Yes:  ______    No:  ___X___

                            ZAXIS INTERNATIONAL INC.
                                   FORM 1O-QSB

                                      INDEX

                                                                                                         Page No.
                                                                                                         --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


         Condensed Consolidated Balance Sheets
                  as of March 31, 2002 and December 31, 2001                                               3-4
         Condensed Consolidated Statements of Operations:
                  Three Months ended March 31, 2002 and 2001                                                 5

         Condensed Consolidated Statement of Stockholders' Deficiency
                  For the three months ended March 31, 2002                                                  6

         Condensed Consolidated Statements of Cash Flows                                                     7

         Notes to Condensed Consolidated Financial Statements                                              8-9


Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations for the Three Months Ended March 31, 2002                            10-11


PART II.  OTHER INFORMATION


         Item 2. (c) Changes in Securities and use of proceeds--Recent Issuances
         of Unregistered Securities                                                                         11

         Item 3.  Defaults upon Senior Securities                                                           11

         Item 5:  Other Information                                                                         11

         Item 6.  Exhibits and Reports on Form 8-K                                                          11


SIGNATURES                                                                                                  12


                                            ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             ASSETS

                                                                                            MARCH 31,       DECEMBER 31,
                                                                                              2002             2001
                                                                                           UNAUDITED        UNAUDITED
                                                                                           ---------        ---------
CURRENT ASSETS:
   Cash                                                                                    $  12,521        $  24,726
   Accounts receivable, net of allowance of $2,500                                            59,994           41,056
   Inventory                                                                                  42,766           52,575
   Prepaid expenses                                                                            5,572            5,572
                                                                                           ---------        ---------

            Total current assets                                                             120,853          123,929

PROPERTY AND EQUIPMENT:
   Machinery and equipment                                                                   263,856          263,855
   Office equipment                                                                          118,366          118,366
   Leasehold improvements                                                                     50,270           50,271
                                                                                           ---------        ---------
                                                                                             432,492          432,492
      Less accumulated depreciation                                                         (406,672)        (398,872)
                                                                                           ---------        ---------
                                                                                              25,820           33,620
OTHER ASSETS                                                                                  30,571           32,130
                                                                                           ---------        ---------

               TOTAL ASSETS                                                                $ 177,244        $ 189,679
                                                                                           =========        =========

                                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Current portion of capitalized lease obligations                                        $    --          $   1,328
   Notes payable - related parties                                                           434,252          299,252
   Notes payable - other                                                                      25,000           15,000
   Accounts payable                                                                          297,930          240,848
   Accrued interest                                                                           52,449           44,949
   Other accrued expenses                                                                     19,909           62,902

   Customer deposits prepaid                                                                   3,391             --
   Deferred revenue                                                                          148,221          174,116
                                                                                           ---------        ---------

            Total current liabilities                                                        981,152          838,395

                See notes to consolidated financials statements.


                                            ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                                         CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY - CONTINUED

                                                                                                      MARCH 31,       DECEMBER 31,
                                                                                                        2002             2001
                                                                                                     UNAUDITED        UNAUDITED
                                                                                                     ---------        ---------
LONG TERM LIABILITIES:

   Capitalized lease obligations                                                                           --                  --
                                                                                                   ------------        ------------


            Total long term liabilities                                                                    --                  --


COMMITMENTS AND CONTINGENCY                                                                                --                  --

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
   $.01 par value, 10,000,000 shares authorized, 170 and 0
      shares of Series 01-A issued and outstanding at December 31,
      2001 and 2000, respectively (redemption value of $178,500
      at December 31, 2001)                                                                             131,803             131,803

STOCKHOLDERS' DEFICIENCY:
   Common stock - $.01 par value, 20,000,000 shares authorized 16,230,623 shares issued and outstanding at March 31, 2002
      16,215,623 shares issued and outstanding at December 31, 2001                                     162,306             162,156
   Additional paid-in capital                                                                        11,057,048          11,055,415
   Accumulated deficit                                                                              (12,155,065)        (11,998,090)
                                                                                                   ------------        ------------

            Total stockholders' deficiency                                                             (803,909)           (780,519)
                                                                                                   ------------        ------------

               TOTAL LIABILITIES AND
                   STOCKHOLDERS' DEFICIENCY                                                        $    177,244        $    189,679
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




                                           ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                      ----------------------------------------
                                                                                             2002                 2001
                                                                                      -------------------- -------------------

Gross sales:                                                                               $   212,819            $   152,767
    Less Discounts and allowances                                                                1,632                   --
    Less freight on sales                                                                        8,448                  7,576
                                                                                           -----------            -----------
Net sales:                                                                                 $   202,739            $   145,191

Operating costs:
   Cost of goods sold                                                                          176,870                129,993
   Selling, general and administrative expenses                                                175,342                216,313
                                                                                           -----------            -----------

      Loss from operations                                                                    (149,473)              (201,115)

Other income (expense):
   Interest expense                                                                             (7,517)               (42,892)
   Other, net                                                                                       72                    354
                                                                                           -----------            -----------

      Total other income (expense)                                                              (7,445)               (42,538)
                                                                                           -----------            -----------

      Loss from continuing operations before extraordinary charge                             (156,918)              (243,653)

Extraordinary charge from extinguishments of debt                                                 --                     --
                                                                                           -----------            -----------

      Net loss                                                                             $  (156,918)           $  (243,653)
                                                                                           ===========            ===========

Net loss from continuing operations - basic and diluted                                    $     (0.01)           $     (0.02)

Extraordinary charge - Basic and Diluted                                                          --                     --
                                                                                           -----------            -----------

Net loss per common share -- Basic and Diluted                                             $     (0.01)           $     (0.02)
                                                                                           ===========            ===========


Weighted average number of shares outstanding -- Basic and Diluted                          11,576,128              9,894,184
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


                                                                   ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                                                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                                 (UNAUDITED)




                                                     COMMON STOCK
                                             -----------------------------    ADDITIONAL
                                               NUMBER OF       STATED OR        PAID-IN       ACCUMULATED
                                                SHARES         PAR VALUE        CAPITAL         DEFICIT          TOTAL
                                             ------------    ------------    ------------    ------------     ------------

BALANCE AT JANUARY 1, 2002                     16,215,623    $    162,156    $ 11,055,415    $(11,998,090)    $   (780,519)


   Shares issued on exercise of options              --              --              --              --       $       --

   Shares issued for services                      15,000             150        1,633.50            --       $   1,783.50

   Net loss for the quarter                          --              --              --          (156,918)    $   (156,918)
                                             ------------    ------------    ------------    ------------     ------------

BALANCE AT MARCH 31, 2002                      16,230,623    $    162,306    $ 11,057,048    $(12,155,008)    $   (935,655)
                                             ============    ============    ============    ============     ============













               See notes to the consolidated financial statements.


                                           ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            UNAUDITED
                                                                                              FOR THE THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                            -------------------------------
                                                                                               2002               2001
                                                                                            ------------       ------------
OPERATING ACTIVITIES:
   Net loss                                                                                 $   (156,918)      $   (243,653)
   Adjustments to reconcile net loss to net cash used in operating activities:

           Depreciation and amortization                                                           9,360             16,997

           Compensation due to stock option grants                                                  --                3,750

           Loss on disposal of property and equipment                                               --                 --

           Common stock, warrants and notes issued for services and other                          1,650               --
           Changes in operating assets and liabilities:

               Accounts receivable                                                               (18,771)           (27,147)

               Inventory                                                                           9,886                147

               Prepaid expenses                                                                     --                 --
               Accounts payable and accrued expenses                                              21,589             46,055

               Customer deposits prepaid                                                           3,223               --

               Deferred revenue                                                                  (25,895)              --
                                                                                            ------------       ------------

                    Net cash used in operating activities                                       (155,877)          (203,851)

INVESTING ACTIVITIES:

   Purchases of property and equipment                                                              --                 --

FINANCING ACTIVITIES:

   Proceeds from exercise of stock options                                                          --               19,000

   Proceeds from sale of common stock                                                               --                 --

   Proceeds from conversion of stock warrants                                                       --                 --

   Proceeds from issuance of preferred stock                                                        --                 --

   Payments on notes payable                                                                        --               (2,715)
   Proceeds from notes payable                                                                   145,000            189,500

   Payments on capital lease obligations                                                          (1,328)            (2,985)
                                                                                            ------------       ------------

                    Net cash provided by financing activities                                    143,672            202,800
                                                                                            ------------       ------------

                    NET INCREASE (DECREASE) IN CASH                                              (12,205)            (1,051)


Cash at beginning of period                                                                       24,726              1,827
                                                                                            ------------       ------------

Cash at end of period                                                                       $     12,521       $        776
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. These interim financial statements include all adjustments, consisting of normal recurring adjustments, which are in the opinion of management necessary for a fair presentation. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - GOING CONCERN

The Company has incurred substantial losses in 2000 and 2001 and incurred a net loss of $156,918 for the quarter ended March 31, 2002. The Company does not expect to generate sufficient sales volume with its existing customer base to support its cost of operations through 2002 and, accordingly, will need to raise additional funds through borrowings or equity funding. The Company is actively pursuing additional funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. These factors raise substantial doubts about the Company's ability to continue as a going concern and the auditor's report contained in the Company's 2001 annual report on Form 10-KSB filed with the U.S. Securities and Exchange Commission contains an explanatory paragraph with respect to this matter.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (UNAUDITED)



NOTE 3 - NOTES PAYABLE

During the three months ended March 31, 2002, the Company issued notes aggregating $145,000 ($135,000 to related parties) with stated interest rates ranging from 4.25% to 7.5%. The notes mature at various dates through January 20, 2003 with the exception of $105,000 which are payable on demand.

At March 31, 2002, the Company was delinquent on principal and interest payments of approximately $15,000 and $5,856.98, respectively.

At March 31, 2002, amounts due to directors and former directors represents a bonus payable to a former officer/director payable in July 2002.

NOTE 4 - COMMON STOCK

During the three months ended March 31, 2002, the Company issued 15,000 shares of common stock for services.

No stock options or warrants were granted during the quarter ended March 31, 2002. Stock options and warrants were excluded in the computation of diluted loss per share for the periods presented since their effect would have been antidilutive.

NOTE 5 - CONTINGENCY

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

NOTE 6 - DISCLOSURE

As of this date, an Independent Auditor's review of the financial statements included in this filing has not been performed. If the review is completed at a later date, the quarterly report will be amended to remove this disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002.

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

RESULTS OF OPERATIONS

Sales for the first three months ended March 31, 2002 were $212,819 as compared with $152,767 for the first three months of 2001. The 39.3% increase in sales for this quarter vs. the same quarter of 2001 resulted from increased revenue generated through existing accounts as well as the addition of new accounts.

The Company's cost of goods sold for the three months ended March 31, 2002 vs. the same quarter in 2001 represented a 36.1% increase due primarily to increased sales volume and a reclassification of certain administrative expenses.

Selling, general and administrative expenses declined by 23.3% from the year ago quarter. This decrease is primarily attributable to a reduction in staffing. The reclassification of certain expenses into costs of goods sold was also a contributing factor.

Interest expense for the first quarter of 2002 was reduced by $7,517 or 17% compared to the first quarter in 2001 primarily due to a higher weighted-average debt outstanding in 2001 compared to 2002.

The net loss for the quarter ended March 31, 2002 amounted to $(156,918) as compared to a net loss of $(243,653) for the same quarter in 2001. The loss per share was affected by the increase in the weighted average number of shares outstanding to 16,230,623 in the three months ended March 31, 2002 from 9,981,773 in the three months ended March 31, 2001.

FINANCIAL CONDITION AND LIQUIDITY

Cash used for operations amounted to $155,877 for the three months ended March 31, 2002. We had no property and equipment expenditures for the quarter. Cash provided from financing activities totaled $143,672 for the three months ended March 31, 2002 primarily due to the issuance of notes payable of $145,000. To support its anticipated cash needs, the Company will be required to raise additional capital through borrowings or equity financings. There can be no assurance that this will be achieved. The

Company is working in 2002 to maintain steady relations with creditors while it strives to improve sales volume and demonstrate that the Company can be successful.

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


PART II.  OTHER INFORMATION

ITEM 2(c). CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2002, Zaxis International Inc. issued 15,000 shares of Common Stock for services valued at $1,650.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

At March 31, 2002, the Company was delinquent on note principal payments of approximately $15,000 and interest payments of $5,857.


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

Reports on Form 8-K during the Quarter Ended March 31, 2002:

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Zaxis International Inc.
                                  ------------------------
                                  (Registrant)


May 20, 2002                      S/S Leonard P.  Tannen
                                  -----------------------------------------
                                  Leonard P. Tannen, President &
                                  Chief Executive Officer and Acting Chief
                                  Financial Officer