Form 10QSB
period 2002-06-30
ZAXIS INTERNATIONAL INC
filed 2002-08-19
CIK 797542

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Zaxis International Inc.
(Name of Issuer as specified in its charter)

Delaware	0-15476	68-0080601
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1890 Georgetown Road, Hudson Ohio 44236
(Address of principal executive office)

(330) 650-0444
(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filings for the past 90 days. Yes [X] No [ ]

As of June 30, 2002, there were 16,230,623 shares of Common Stock and 170 shares of Redeemable Convertible Preferred Shares (“Preferred Stock”) outstanding, this latter Preferred Stock equivalent to an additional 1,700,000 shares of Common Stock on conversion.

Transitional Small Business Disclosure Format (check one):

Yes:	No: X

ZAXIS INTERNATIONAL INC.
FORM 1O-QSB

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations:
	Three Months ended June 30, 2002 and 2001	4
	Six Months ended June 30, 2002 and 2001	5

	Condensed Consolidated Statement of Stockholders’ Deficiency for the three and six months ended June 30, 2002	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	7

	Notes to Condensed Consolidated Financial Statements	8 — 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2002 and June 30, 2001.	10 — 12

PART II. OTHER INFORMATION

	Item 2. (c) Changes in Securities and use of proceeds—Recent Issuances of Unregistered Securities	12

	Item 3. Defaults upon Senior Securities	12

	Item 5. Other Information	12

	Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURES		13

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)

Current assets:
Cash	$7,008	$24,726
Accounts receivable, net of allowance of $2,500	76,599	41,056
Inventory	37,292	52,575
Prepaid expenses	5,572	5,572

Total current assets	126,472	123,929
Property and equipment:
Machinery and equipment	263,856	263,855
Office equipment	118,366	118,366
Leasehold improvements	50,270	50,271

	432,492	432,492
Less accumulated depreciation	(410,077)	(398,872)

	22,415	33,620
Other assets	29,012	32,130

Total assets	$177,899	$189,679

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Current portion of lease obligations	$—	$1,328
Notes payable to related parties	454,252	299,252
Notes payable-other	25,000	15,000
Accounts payable	356,734	240,848
Accrued interest	62,830	44,949
Other accrued expenses	64,007	62,902
Customer deposits prepaid	11,646	—
Deferred revenue	127,088	174,116

Total current liabilities	1,101,557	838,395
Long term liabilities:	—	—
Total long term liabilities	—	—
Redeemable convertible preferred stock
$.01 par value, 10,000,000 shares authorized, 170 and 0 shares of Series 01-A issued and outstanding at December 31, 2001 and 2000, respectively (redemption value of $178,500 at December 31, 2001)	131,803	131,803
Stockholders’ deficiency:
Common stock — $.01 par value, 20,000,000 shares authorized, 16,230,623 shares issued and outstanding at June 30, 2002, 16,215,623 shares issued and outstanding at December 31, 2001	162,172	162,156
Additional paid-in capital	11,057,048	11,055,415
Accumulated deficit	(12,274,682)	(11,998,090)

Total stockholders’ deficiency	(1,055,462)	(780,519)

Total liabilities and stockholders’ deficiency	$177,899	$189,679

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30

	2002	2001

Gross sales:	$241,180	$183,757
Less discounts and allowances	(3,583)	—
Less freight on sales	(11,898)	(7,577)

Net sales:	225,698	176,180
Operating Costs:
Cost of goods sold	191,615	149,935
Selling, general and administrative expenses	160,701	232,225

	352,316	382,160

Loss from operations	(126,617)	(205,980)
Other income (expense):
Interest expense	(10,381)	(45,030)
Extraordinary Income	18,024	—
Other, net	61	11,778

Total other income (expense)	7,704	(33,252)

Net Loss	$(118,913)	$(239,232)

Net loss per common share — Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding — Basic and Diluted	16,230,623	9,988,106

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended
	June 30

	2002	2001

Gross Sales:	$453,999	$345,667
Less discounts and allowances	(6,172)	—
Less freight on sales	(20,389)	(16,720)

Net sales	427,438	328,947
Operating Costs:
Cost of goods sold	369,525	279,928
Selling, general and administrative expenses	334,840	456,114

	704,365	736,042

Loss from operations	(276,928)	(407,095)
Other income (expense):
Interest expense	(17,898)	(88,195)
Other, net	18,158	12,132

Total other income (expense)	260	(76,063)

Loss from continuing operations	(276,668)	(483,158)
Net Loss	$(276,668)	$(483,158)

Net loss per share from continuing operations — Basic and Diluted	$(0.02)	$(0.05)
Net loss per common share — Basic and Diluted	$(0.02)	$(0.05)

Weighted average number of shares outstanding — Basic and Diluted	16,230,623	9,983,022

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(UNAUDITED)

	Common Stock
			Additional
	Number of	Stated or	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2002	16,215,623	$162,156	$11,055,415	$(11,998,014)	$(780,443)
Shares issued on exercise of options	—	—	—	—	—
Warrants issued for services		—	—	—	—
Shares issued for services	15,000	16	1,633	—	1,649
Net Loss	—	—	—	(157,755)	(157,755)

Balance at March 31, 2002	16,230,623	$162,306	$11,057,048	$(12,155,769)	$(936,549)

Shares issued on exercise of options	—	—	—	—	—
Warrants issued for services		—	—	—	—
Shares issued for services	—	—	—	—	—
Net Loss	—	—	—	(118,913)	(118,913)

Balance at June 30, 2002	16,230,623	$162,306	$11,057,048	$(12,274,682)	$(1,055,462)

See notes to the consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2002	2001

Operating activities:
Net loss	$(276,668)	$(483,158)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	14,323	29,387
Shares and warrants issued for services	1,650	21,754
Changes in operating assets and liabilities:
Accounts receivable	(35,543)	(46,087)
Inventory	15,358	2,277
Accounts payable and accrued expenses	146,518	79,159
Deferred revenue	(47,027)	281,085

Net cash used in operating activities	(181,389)	(115,583)
Investing activities:
Purchases of property and equipment	—	—

Net cash used in investing activities	—	—
Financing activities:
Proceeds from exercise of stock options	—	19,000
Proceeds from sale of common stock	—	—
Proceeds from issuance of preferred stock	—	140,000
Payments on notes payable	—	(52,715)
Proceeds from notes payable	165,000	314,500
Payments on capital lease obligations	(1,328)	(5,211)

Net cash provided by financing activities	163,672	415,574

Increase (Decrease) in cash	(17,718)	299,991
Cash at beginning of period	24,726	1,827

Cash at end of period	$7,008	$301,818

See notes to consolidated financial statements.

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The financial statements present the consolidated financial position and results of operations of Zaxis International Inc. and its wholly owned subsidiary, Zaxis Inc. (collectively, “the Company”). All intercompany transactions and balances have been eliminated.

The Company manufactures and sells products for use in electrophoresis, an electrochemical process used to analyze genetic materials such as proteins and DNA. The Company also sells electrophoresis equipment produced in-house or manufactured to its specifications. The Company’s products are sold directly to institutions operating research laboratories and to distributors who market these products under the “Zaxis” name or their own private labels.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. These interim financial statements include all adjustments, consisting of normal recurring adjustments, which are in the opinion of management necessary for a fair presentation. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 — GOING CONCERN

The Company has incurred substantial losses in 2001 and 2002 and incurred a net loss of $118,913 for the 2nd quarter period ending June 30, 2002 and a net loss of $236,861 for the six-month period ended June 30, 2002. The Company does not expect to generate sufficient sales volume with its existing customer base to support its cost of operations through 2002 and, accordingly, will need to raise additional funds through borrowings or equity funding. The Company is actively pursuing additional funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. These factors raise substantial doubts about the Company’s ability to continue as a going concern and the auditor’s report contained in the Company’s 2001 annual report on Form 10-KSB filed with the U.S. Securities and Exchange Commission contains an explanatory paragraph with respect to this matter.

NOTE 3 — DEFERRED REVENUE

In June 2001, the Company received $281,855 from one of its customers in accordance with an agreement to develop, manufacture and deliver a new product to the customer. The Company recognizes revenue under this agreement based upon shipment of the product to the customer or,

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED) — (UNAUDITED)

NOTE 3 — DEFERRED REVENUE — (CONTINUED)

with respect to product development costs, as such costs are incurred. As of June 30, 2002, the remaining deferred revenue amount was $127,088.

NOTE 4 — NOTES PAYABLE

During the second quarter of 2002 the Company did not issue any notes payable. During the first quarter of 2002 the Company issued various notes aggregating $165,000 ($155,000 to related parties) with stated annual interest rates ranging from 4.25% to 7.5%. The notes mature at various dates through January 20, 2003 with $125,000 payable on demand.

At June 30, 2002, the Company was delinquent on principal and interest payments of approximately $15,000 and $6,213 respectively. The Company is working with the holders of these notes and is attempting to receive additional time to work out payments.

At June 30, 2002, amounts due to directors and former directors represents a bonus payable to a former officer/director payable in July 2002.

NOTE 5 — COMMON STOCK

During the second quarter ending June 30, 2002, the Company issued 38,500 stock options to employees under the Employee Stock Option Plan at a rate of $.11 per share. During this same period, 3,750 options were terminated and 32,040 expired. Stock options and warrants were excluded in the computation of diluted loss per share for the periods presented since their effect would have been antidilutive. There were no stock options issued during the first quarter ending March 31, 2002.

There were no common stocks issued during the second quarter ending June 30, 2002. During the first quarter ending March 31, 2002, the Company issued, in a transaction exempt from registration under the Securities Act of 1933, 15,000 shares of common stock for services.

NOTE 6 — CONVERTIBLE-REDEEMABLE PREFERED STOCK

During the second quarter ending June 30, 2002 there were no convertible-redeemable preferred shares issued nor were any issued during the first quarter ending March 31, 2002.

NOTE 7 — STOCKHOLDERS’ DEFICIENCY

During the six months ended June 30, 2002, The Company Issued 15,000 shares of common stock for services. Stock options and warrants were excluded in the computation of diluted loss per share for the periods presented since their effect would have been antidilutive.

NOTE 8 — CONTINGENCY

On or about March 15, 2001, the Company entered into a Plan and Agreement of Merger (the “Merger Agreement”) with Online Testing Center, Inc. (“OTC”) relating to the proposed acquisition of OTC through a merger of OTC with and into the Company. Consummation of the Merger

ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED) — (UNAUDITED)

NOTE 8 — CONTINGENCY — (CONTINUED)

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

On August 12, 2002, the Company received notification of possible litigation involving a former employee with respect to a bonus payment note issued to the employee by the Company. This notification has been forwarded to legal counsel for review

NOTE 9 — DISCLOSURE

As of this date, an Independent Auditor’s review of the financial statements included in this filing has not been performed. If the review is completed at a later date, the quarterly report will be amended to remove this disclosure.

Item 2. Management’s Discussion and Analysis

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months and Six Months Ended June 30, 2002.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by such words as “expects,” “anticipates,” “intends,” “believes,” or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company’s business, the Company cautions prospective investors that its business and financial performance are subject to substantial risks and uncertainties. A more detailed discussion of these material risks are contained in the Company’s annual 2001 10KSB report.

Results of Operations

Gross sales for the second quarter of 2002 were $241,180 an increase of 31% compared with gross sales of $183,757 for the second quarter of 2001. Gross sales for the six months ended June 30, 2002 were $453,999 an increase of 31% as compared with sales of $345,667 for the same period in 2001. Sales gains were due to improved market penetration by the Company’s pre-cast 2D, protein and DNA gels, increased sales to Visible Genetics as they rolled out their new HIV diagnostic kit and the increased effectiveness of third party OEM and international distributor sales

Item 2. Management’s Discussion and Analysis (Continued)

Results of Operations — Continued

Cost of goods sold for the three months ended June 30, 2002 of $191,615 represented a 28% increase from cost of goods sold of $149,935 for the same three-month period in 2001. The gross margin for the second quarter of 2002 increased to 16% from a 15% gross margin for the same period in 2001.

For the six months ending June 30, 2002, cost of goods sold of $369,525 represents an increase of 32% from the cost of goods sold for the six months ending June 30, 2001. The gross margin for the six months ending June 30, 2002 was 14% compared to 15% for the six months ending June 30 2001. The decline in the 6-month gross margin year to year is a result of a reclassification of certain Selling, General and Administrative costs to Manufacturing Overhead. This change took place beginning in January 2002. Had this reclassification been made in 2001 as well, the reported gross margin for the first six months of 2001 would have been reduced to approximately 5%. These reclassifications have no effect on the reported profit or loss for either year.

Selling, general and administrative expenses for the second quarter ending June 30, 2002 were $160,701, a reduction of 31% as compared with selling, general and administrative costs of $232,225 for the same period in 2001. Selling, general and administrative expenses for the six months ended June 30, 2002 were $334,840 a reduction of 29% as compared with selling, general and administrative costs of $456,114 for the first six months of 2001. The reduced selling, general and administrative expenses occurred due primarily to a reduction in general staffing and the reduced use of consultants along with reclassification of certain of these costs to Manufacturing Overhead beginning in January 2002.

Interest expense for the second quarter ending June 30, 2002 of $10,381 decreased by 77% compared to the interest expense for the second quarter ending June 30 2001 of $45,030. Interest expense for the six-month period ending June 30, 2002 of $17,898 decreased by 80% compared to interest expense for the six-month period ending June 30, 2001 of $88,195. Elimination and conversion of debt (primarily Progen notes) at the end of the third quarter of 2001 accounted for the major reduction in interest expense noted for both the second quarter and 6-month periods.

Extraordinary income of $18,024 in the second quarter ending June 30, 2002 resulted from premium pricing to one of our major customers in excess of their contracted pricing to provide accelerated deliveries of their product. The amount of sales dollars in excess of the contracted pricing was accounted for as extraordinary income.

The net loss for the second quarter ending June 30, 2002 was ($118,913), a 50% reduction from the second quarter ending June 30, 2001 loss of ($239,232). Total net loss for the first six months ending June 30, 2002 was ($276,668), a 42% reduction from the comparable six-month period ending June 30 2001 loss of ($483,158).

Cash used for operations amounted to $181,389 for the six months ended June 30, 2002 as compared to $115,583 of cash used in the first six months of 2001. We had no property and equipment expenditures for the quarter. Net cash provided from financing activities totaled $163,672 for the six months ended June 30, 2002 primarily due to the issuance of notes payable

Item 2. Management’s Discussion and Analysis (Continued)

Financial Condition and Liquidity — Continued

of $165,000. To support its anticipated cash needs, the Company will be required to raise additional capital through borrowings or equity financing. There can be no assurance that his will be achieved. The Company is working in 2002 to maintain steady relations with creditors while it strives to improve sales and cash flow.

The Company will continue to be reliant upon investor funding sources until the unit sales volumes generates sufficient revenue to support the Company’s operations. There can be no assurance that the Company will continue to receive investor funding or that the Company will be able to generate the sales volume required to meet or exceed the cost of operations.

PART II. OTHER INFORMATION

Item 2(c). Changes in Securities and use of proceeds

No stock was issued during the second quarter ending June 30, 2002. During the first quarter ending March 31, 2002 Zaxis International Inc. issued 15,000 shares of Common Stock, in a transaction exempt from regulations under the Securities Act of 1933, for services valued at $1,650.

Item 3. Default upon Senior Securities

At June 30, 2002, the Company was delinquent on note principal payments of approximately $15,000 and interest payments of $6,213. The Company is attempting to work with its note holders to extend the timing of payments.

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

On August 12, 2002, the Company received notification of possible litigation involving a former employee respect to a bonus payment note issued to the employee by the Company. This notification has been forwarded to legal counsel for review

Item 6. Exhibits and Reports on Form 8-K

               None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zaxis International Inc. (Registrant)

August 19, 2002	BY: S/S Leonard P. Tannen Leonard P. Tannen, President & Chief Executive Officer and Acting Chief Financial Officer

CEO/CFO CERTIFICATION

The undersigned CEO and Acting CFO hereby certifies that this periodic report containing the financial statements of Zaxis International, Inc. fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and result of operations of the Company.

BY: S/S Leonard P. Tannen Leonard P. Tannen President & Chief Executive Officer, Acting Chief Financial Officer Zaxis International, Inc.	Date:	August 19, 2002