Form 10QSB
period 2002-09-30
ZAXIS INTERNATIONAL INC
filed 2002-11-05
CIK 797542

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002



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

As of October 31, 2002, there were 16,245,623 shares of Common Stock and 170 shares of Redeemable Convertible Preferred Shares ("Preferred Stock") outstanding, this latter Preferred Stock equivalent to an additional 1,700,000 shares of Common Stock on conversion.

Transitional Small Business Disclosure Format (check one):

                  Yes:            No:      X
                        ------         --------

                            ZAXIS INTERNATIONAL INC.
                                   FORM 1O-QSB

                                      INDEX

                                                                                                     Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


         Condensed Consolidated Balance Sheets
                  As of  September 30, 2002 and December 31, 2001                                        3

         Condensed Consolidated Statements of Operations:
                  Three Months ended September 30, 2002 and 2001                                         4
                  Nine Months ended September 30, 2002 and 2001                                          5

         Condensed Consolidated Statement of Stockholders' Deficiency
                  for the nine months ended September 30, 2002                                           6

         Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2002 and 2001                                  7

         Notes to Condensed Consolidated Financial Statements                                           8 - 11


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations for the three and nine months ended
           September 30, 2002                                                                            12


PART II.  OTHER INFORMATION


         Item 2. (c) Changes in Securities and use of proceeds--Recent Issuances
         of Unregistered Securities                                                                      13

         Item 3.  Defaults upon Senior Securities                                                        13

         Item 5.  Other Information                                                                      13

         Item 6.  Exhibits and Reports on Form 8-K                                                       13


         SIGNATURES                                                                                      14

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       2002              2001
                                                                                   ------------     ------------
                                                                                   (UNAUDITED)        (AUDITED)

 CURRENT ASSETS:
        Cash                                                                       $     55,306     $     24,726
        Accounts receivable, net of allowance of $2,500                                  63,223           41,056
        Inventory                                                                        20,801           52,575
        Prepaid expenses                                                                  5,572            5,572
                                                                                   ------------     ------------
             Total current assets                                                       144,902          123,929

 PROPERTY AND EQUIPMENT:
        Machinery and equipment                                                         263,855          263,855
        Office equipment                                                                118,366          118,366
        Leasehold improvements                                                           50,271           50,271
                                                                                   ------------     ------------
                                                                                        432,492          432,492
        Less accumulated depreciation                                                  (413,268)        (398,872)
                                                                                   ------------     ------------
                                                                                         19,224           33,620

 OTHER ASSETS                                                                            17,453           32,130
                                                                                   ------------     ------------

             TOTAL ASSETS                                                          $    181,579     $    189,679
                                                                                   ============     ============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                       ----------------------------------------

 CURRENT LIABILITIES:
        Current portion of lease obligations                                       $          -     $      1,328
        Notes payable to related parties                                                454,252          299,252
        Notes payable-other                                                              25,000           15,000
        Accounts payable                                                                343,987          240,848
        Accrued interest                                                                 73,415           44,949
        Other accrued expenses                                                          118,825           62,902
        Customer deposits prepaid                                                        26,045                -
        Deferred revenue                                                                127,088          174,116
                                                                                   ------------     ------------
             Total current liabilities                                                1,168,611          838,395

 LONG TERM LIABILITIES:

             Total long term liabilities                                           $          -     $          -

 REDEEMABLE CONVERTIBLE PREFERRED STOCK
        $.01 par value, 10,000,000 shares authorized, 170 and 0
            shares of Series 01-A issued and outstanding at December 31,
            2001 and 2000. respectively (redemption value of $178,500
            at December 31, 2001)                                                       131,803          131,803

STOCKHOLDERS' DEFICIENCY:
        Common stock - $.01 par value, 20,000,000 shares authorized,
            16,245,623 shares issued and outstanding at September 30, 2002,
            16,215,623 shares issued and outstanding at December 31, 2001               162,175          162,156
        Additional paid-in capital                                                   11,057,345       11,055,415
        Accumulated deficit                                                         (12,338,356)     (11,998,090)
                                                                                   ------------     ------------
             Total stockholders' deficiency                                          (1,118,835)        (780,519)
                                                                                   ------------     ------------

             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $    181,579     $    189,679
                                                                                   ============     ============


                  See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                  THREE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                             -----------------------------
                                                                                  2002             2001
                                                                             ------------     ------------

Gross sales:                                                                 $    305,965     $    213,020
     Less discounts and allowances                                                  2,604                -
     Less freight on sales                                                         12,354            8,704
                                                                             ------------     ------------
Net sales:                                                                        291,007          204,316

Operating Costs:
     Cost of goods sold                                                           217,008          161,729
     Selling, general and administrative expenses                                 141,228          351,613
                                                                             ------------     ------------
                                                                                  358,236          513,342
                                                                             ------------     ------------

        Loss from operations                                                      (67,229)        (309,026)

Other income (expense):
     Interest expense                                                             (10,584)         (36,002)
     Extraordinary Income                                                          14,030                -
     Other, net                                                                       109            2,073
                                                                             ------------     ------------

        Total other income (expense)                                                3,555          (33,929)
                                                                             ------------     ------------

        Loss from continuing operations before extraordinary gain (loss)          (63,674)        (342,955)

 Extraordinary gain (loss) from extinguishment of debt                                  -          789,020
                                                                             ------------     ------------

Net income (loss)                                                            $    (63,674)    $    446,065
                                                                             ============     ============


Net loss per common share from continuing operations -- Basic and Diluted    $      (0.00)    $      (0.03)

Extraordinary gain (loss) per common share - Basic and Diluted               $          -     $       0.08

Net income (loss) per common share - Basic and Diluted                       $      (0.00)    $       0.04

Weighted average number of shares outstanding -- Basic and Diluted             16,245,623       10,369,363
                                                                             ============     ============





                  See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                             -----------------------------
                                                                                  2002             2001
                                                                             ------------     ------------

Gross Sales:                                                                 $    759,964     $    557,322
     Less discounts and allowances                                                  8,777                -
     Less freight on sales                                                         32,742           24,059
                                                                             ------------     ------------
Net sales                                                                         718,444          533,263

Operating Costs:
     Cost of goods sold                                                           586,844          441,657
     Selling, general and administrative expenses                                 475,757          807,727
                                                                             ------------     ------------
                                                                                1,062,601        1,249,384
                                                                             ------------     ------------

         Loss from operations                                                    (344,157)        (716,121)

Other income (expense):
     Interest expense                                                             (28,482)        (124,197)
     Other, net                                                                    32,297           14,205
                                                                             ------------     ------------

         Total other income (expense)                                               3,815         (109,992)
                                                                             ------------     ------------

         Loss from continuing operations before extraordinary gain (loss)        (340,343)        (826,113)

Extraordinary gain (loss) from extinguishment of debt                                   -          789,020
                                                                             ------------     ------------

Net Loss                                                                     $   (340,343)    $    (37,093)
                                                                             ============     ============


Net loss per share from continuing operations -- Basic and Diluted           $      (0.02)    $      (0.08)

Extraordinary gain (loss) per common share - Basic and Diluted               $          -     $       0.08
                                                                             ------------     ------------

Net loss per common share - Basic and Diluted                                $      (0.02)    $      (0.00)
                                                                             ============     ============

Weighted average number of shares outstanding -- Basic and Diluted             16,245,623       10,100,699
                                                                             ============     ============




                 See notes to consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)



                                                    COMMON STOCK
                                           ----------------------------     ADDITIONAL
                                             NUMBER OF       STATED OR        PAID-IN      ACCUMULATED
                                              SHARES         PAR VALUE        CAPITAL        DEFICIT            TOTAL
                                           ------------    ------------    ------------    ------------     ------------



BALANCE AT JANUARY 1, 2002                   16,215,623    $    162,156    $ 11,055,415    $(11,998,014)    $   (780,443)

   Shares issued on exercise of options               -               -               -               -                -
   Warrants issued for services                       -               -               -               -
   Shares issued for services                    15,000              16           1,633               -            1,649
   Net Loss                                           -               -               -        (157,755)        (157,755)
                                           ------------    ------------    ------------    ------------     ------------

BALANCE AT MARCH 31, 2002                    16,230,623    $    162,306    $ 11,057,048    $(12,155,769)    $   (936,549)
                                           ============    ============    ============    ============     ============

   Shares issued on exercise of options               -               -               -               -                -
   Warrants issued for services                       -               -               -               -
   Shares issued for services                         -               -               -               -                -
   Net Loss                                           -               -               -        (118,913)        (118,913)
                                           ------------    ------------    ------------    ------------     ------------

BALANCE AT JUNE 30, 2002                     16,230,623    $    162,306    $ 11,057,048    $(12,274,682)    $ (1,055,462)
                                           ============    ============    ============    ============     ============

   Shares issued on exercise of options               -               -               -               -                -
   Warrants issued for services                       -               -               -               -
   Shares issued for services                    15,000               3             297               -              300
   Net Loss                                           -               -               -         (63,674)         (63,674)
                                           ------------    ------------    ------------    ------------     ------------

BALANCE AT SEPTEMBER 30, 2002                16,245,623    $    162,309    $ 11,057,345    $(12,338,356)    $ (1,118,835)
                                           ============    ============    ============    ============     ============






               See notes to the consolidated financial statements.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       NINE MONTHS ENDED  NINE MONTHS ENDED
                                                         SEPTEMBER 30,      SEPTEMBER 30,
                                                              2002             2001
                                                           ---------        ---------
 Operating activities:
 Net loss                                                  $(340,343)       $ (37,093)
 Adjustments to reconcile net loss to cash
   used in operating activities:
      Depreciation and amortization                           19,073           39,950
      Shares and warrants issued for services and other            -          142,244
      Extraordinary loss on extinguishment of debt                 -                -
      Extraordinary gain on extinguishment of debt                 -         (789,020)
      Changes in operating assets and liabilities:
          Accounts receivable                                (22,167)         (38,097)
          Inventory and prepaid expenses                      31,849           12,977
          Accounts payable and accrued expenses              187,527           98,860
          Deposit for rent lost                               10,000                -
          Customer deposits prepaid                           26,045                -
          Deferred revenue                                   (45,077)         198,806
                                                           ---------        ---------

       Net cash used in operating activities                (133,092)        (371,373)

  Investing activities:
    Purchases of property and equipment                            -                -
                                                           ---------        ---------

       Net cash used in investing activities                       -                -

 Financing activities:
    Proceeds from exercise of stock options                        -           19,000
    Proceeds from sale of common stock                             -          300,000
    Proceeds from issuance of preferred stock                      -          170,000
    Payments on notes payable                                      -         (252,715)
    Proceeds from notes payable                              165,000          314,500
    Payments on capital lease obligations                     (1,328)          (8,352)
                                                           ---------        ---------

      Net cash provided by financing activities              163,672          542,433
                                                           ---------        ---------

Increase (decrease) in cash                                   30,580          171,060

Cash at beginning of period                                   24,726            1,827
                                                           ---------        ---------

Cash at end of period                                      $  55,306        $ 172,887
                                                           =========        =========





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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. These interim financial statements include all adjustments, consisting of normal recurring adjustments, which are in the opinion of management necessary for a fair presentation. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - GOING CONCERN

The Company has incurred substantial losses in 2000 and 2001 and incurred a net loss of $ 340,343 for the nine-month period ended September 30, 2002. The Company does not expect to generate sufficient sales volume with its existing customer base to support its cost of operations through 2002 and, accordingly, will need to raise additional funds through borrowings or equity funding. The Company is actively pursuing additional funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. These factors raise substantial doubts about the Company's ability to continue as a going concern and the auditor's report contained in the Company's 2001 annual report on Form 10-KSB filed with the U.S. Securities and Exchange Commission contains an explanatory paragraph with respect to this matter.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            CONTINUED - (UNAUDITED)


NOTE 3 - DEFERRED REVENUE

In June 2001, the Company received $281,855 in accordance with an agreement to develop, manufacture and deliver a new product to a customer. The Company recognizes revenue under this agreement based upon shipment of the product to the customer or, with respect to product development costs, as such costs are incurred. As of September 30, 2002, the remaining deferred revenue amount was $127,088.

NOTE 4 - NOTES PAYABLE

During the second and third quarter of 2002 the Company did not issue any notes payable. During the first quarter of 2002 the Company issued various notes aggregating to $165,000 ($155,000 to related parties) with stated annual interest rates ranging from 4.25% to 7.5%. The notes mature at various dates through January 20, 2003 with $125,000 payable on demand.

At September 30, 2002, the Company was delinquent on principal and interest payments of approximately $15,000 and $6,569 respectively. The Company is working with the holders of these notes and is attempting to receive additional time to work out payments.

At September 30, 2002, amounts due to directors and former directors represents a bonus payable to a former officer/director payable in July 2001.

In May 2001, the Company issued a $50,000 secured note payable to a related party at a stated interest rate of 4.25%. The note, payable upon demand, was repaid in June 2001.

NOTE 5 - COMMON STOCK

During the second quarter ending June 30, 2002, the Company issued 38,500 stock options to employees under the Employee Stock Option Plan at a rate of $.11 per share. During this same period, 3,750 options were terminated and 32,040 expired. Stock options and warrants were excluded in the computation of diluted loss per share for the periods presented since their effect would have been antidilutive. There were no stock options issued during the first quarter ending March 31, 2002 or the third quarter ending September 30, 2002.

The company issued 15,000 shares of common stock during the quarter ending September 30, 2002 for services. There were no common stocks issued during the second quarter ending June 30, 2002. During the first quarter ending March 31, 2002, the Company issued, in a transaction exempt from registration under the Securities Act of 1933, 15,000 shares of common stock for services.

NOTE 6 - CONVERTIBLE-REDEEMABLE PREFERED STOCK

During the nine months ending September 30, 2002 there were no convertible-redeemable preferred shares issued.

                     ZAXIS INTERNATIONAL INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) - CONTINUED


NOTE 7 - STOCKHOLDERS' DEFICIENCY

During the nine months ended September 30, 2002, The Company Issued 15,000 shares of common stock for services. Stock options and warrants were excluded in the computation of diluted loss per share for the periods presented since their effect would have been antidilutive.

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

On August 12, 2002, the Company received notification of possible litigation involving a former employee with respect to a bonus payment note issued to the employee by the Company. This notification has been forwarded to legal counsel for review.

NOTE 9 - DISCLOSURE

As of this date, an Independent Auditor's review of the financial statements included in this filing has not been performed. If the review is completed at a later date, the quarterly report will be amended to remove this disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002.

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

RESULTS OF OPERATIONS

Net sales for the third quarter of 2002 were $291,007, an increase of 42.4% as compared with sales of $204,316 for the third quarter of 2001. Net sales for the nine months ended September 30, 2002 were $718,444, an increase of 34.7% as compared with sales of $533,263 for the same period in 2001. Sales gains were due to increased market penetration by the Company's pre-cast protein and DNA gels and the increased effectiveness of the Company's national and international distributors. For the month of September the company reported its highest gross sales volume in its history, $133,602.

Cost of goods sold for the three months ended September 30, 2002 of $217,008 represented a 6.1% increase from cost of goods sold of $204,508 for the same three-month period of 2001. Cost of goods sold for the nine months ended September 30, 2002 of $586,844 represented a 2.0% increase from cost of goods sold of $575,188 for the same nine-month period of 2001. These increases for the three and nine month periods ended September 30, 2002 were the result of increased sales offset by the effect of the benefit of any economies of scale being realized due to higher unit volumes in 2002 compared to 2001.

Selling, general and administrative expenses for the third quarter of 2002 were $141,228, a decrease of 54.3% compared with selling, general and administrative costs of $308,834 for the same period in 2001. Selling, general and administrative expenses for the nine months ended September 30, 2002 were $475,757, a reduction of 29.4% as compared with selling, general and administrative costs of $674,196 for the first nine months of 2001. The reduced selling, general and administrative expenses were due primarily to a delay in hiring replacements for open positions and a reduction in the use of consultants.

Interest expense for the third quarter of 2002 of $10,584 decreased by 70.6% compared to the third quarter interest expense of $36,002 for 2001. Interest expense for the nine-month period ended September 30, 2002 of $28,482 decreased by 77.1% compared to interest expense for the nine-month period ended September 30, 2001 of $124,197. The weighted average debt outstanding was comparable for these two periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Net operating loss for the third quarter of 2002 amounted to $67,229 as compared to a net operating loss of $309,026 for the same period in 2001. However, for the month of September we actually had a net operating profit (for the first time in the company's history) of $1,916 resulting from the extraordinarily high gross sales in that month. Total net operating loss for the first nine months of 2002 amounted to $344,157 as compared to a total net operating loss of $716,121for the same period in 2001.

We are comparing net operating loss for the third quarter instead of net loss because of the extraordinary non-operating gain of $789,020 which occurred in the third quarter of 2001, representing the settlement of the outstanding Progen debt, which distorts the ability to make a realistic comparison of performance.

On a net income/loss basis we reported a net loss of $63,674 for the third quarter of 2002 compared to a net profit (after the extraordinary gain on the Progen notes) in the third quarter of 2001 of $446,065. For the 2002 nine months to date, we reported a net loss of $304,343 compared to a net loss of $37,093 (after accounting for the Progen extraordinary gain) for the same none month period in 2001.

FINANCIAL CONDITION AND LIQUIDITY

Cash used for operations amounted to $133,092 for the nine months ended September 30, 2002 as compared to $371,373 of cash used in the first nine months of 2001.

We had no property and equipment expenditures for the nine-month period ended September 30, 2002. Cash provided from financing activities totaled $163,672 for the nine months ended September 30, 2002 as compared to $542,433 for the first nine months of 2001. The financing activities during the first nine months of 2002 were primarily the issuance of notes payable ($165,000). To support its anticipated cash needs, the Company will be required to raise additional capital through borrowings or equity financings. There can be no assurance that this will be achieved. The Company is working in 2002 to maintain steady relations with creditors while it strives to increase sales volume and demonstrate that the Company can be successful.

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

                           PART II. OTHER INFORMATION


ITEM 2(c). CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2002, the Company Issued 15,000 shares of common stock for services valued at $300. No stock was issued during the second quarter ending June 30, 2002. During the first quarter ending March 31, 2002 Zaxis International Inc. issued 15,000 shares of Common Stock, in a transaction exempt from regulations under the Securities Act of 1933, for services valued at $1,650.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

At September 30, 2002, the Company was delinquent on note principal payments of approximately $15,000 and interest payments of $6,569 respectively. The Company is attempting to work with its note holders to extend the timing of payments.

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


                                    Zaxis International Inc.
                                    ------------------------
                                    (Registrant)


November 4, 2002                    BY: S/S Leonard P. Tannen
                                        ----------------------------------
                                    Leonard P. Tannen, President &
                                    Chief Executive Officer and Acting Chief
                                    Financial Officer






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


BY: S/S Leonard P. Tannen                           Date:  November 4, 2002
    --------------------------------                       ----------------
Leonard P. Tannen
President & Chief Executive Officer,
Acting Chief Financial Officer
Zaxis International, Inc.