Form 10KSB
period 2002-12-31
ZAXIS INTERNATIONAL INC
filed 2005-05-16
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-15476

ZAXIS INTERNATIONAL INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 East 57th Street, Suite 1118, New York, NY	10022
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (646) 202-9679

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

At December 31, 2002, the aggregate market value of the 13,154,187 voting common stock held by non-affiliates of the registrant was approximately $13,154. At December 31, 2002, the registrant had 16,245,623 shares of common stock outstanding.

Issuers Involved in Bankruptcy Proceeding During The Past Five Years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

General Background and Reports under the Exchange Act

Zaxis International Inc., a Delaware corporation, is sometimes referred to herein as "we", "us", "our", "Company" and the "Registrant". The Registrant was a biotechnology holding company that operated its business through a wholly owned subsidiary. Zaxis was incorporated in Ohio in 1989. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company ("InFerGene") and InFerGene changed its name to Zaxis International Inc. For accounting and tax purposes, the merger was treated as a reverse acquisition. InFerGene and its subsidiary were inactive and had no assets or liabilities at the time of the merger. InFerGene was incorporated in California in 1984 and subsequently changed its domicile to Delaware in 1985.

On November 6, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Northern District of Ohio (case no. 02-55160). As a result of the Chapter 7 petition, the Registrant's assets were transferred to a United States Trustee and the Registrant terminated its business operations. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiaries. On October 13, 2004, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. and confirming that Park Avenue Group, Inc. is a good faith purchaser pursuant to 11 USC Section363(m).

Change in Control following Bankruptcy

The material terms of the transaction confirmed by the Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and the newly-appointed board of directors be authorized to:

(i) amend the Article of Incorporation to increase the number of authorized shares to 100,000,000 shares;
(ii) amend the Article of Incorporation to change the par value of the Registrant's common and preferred stock to $0.0001;
(iii) issue up to 30,000,000 shares of common stock, par value $0.0001 to the new management of the Registrant, which management was appointed by the newly-constituted board of directors;
(iv) implement a reverse split of the issued and outstanding shares in a ratio to be determined by the board of directors;
(v) cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stock; and
(vi) cancel and extinguish all preferred shares of every series and accompanying conversion rights of any kind.

In connection with the Order confirming the sale of debtor's interest in certain intangible personal property to Park Avenue Group Inc. approved by the U.S. Bankruptcy Court Northern District of Ohio on October 13, 2004, the Court authorized Park Avenue Group to appoint a new board of directors. On October 13, 2004, Park Avenue Group appointed Ivo Heiden to the board of directors of the Registrant, which board subsequently appointed Mr. Heiden ("Management") to be president of the Registrant. The Court order further provided that the sale was free and clear of all liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in Zaxis's subsidiaries. On November 30, 2004, the Registrant's board of directors approved and authorized an amendment the the Registrant's Article of Incorporation to establish a series B convertible preferred stock, par value $0.0001 ("Series B Convertible Preferred Stock"). The holders of the Series B Convertible Preferred Stock shall be entitled to twenty votes on all matters submitted to a vote of the stockholders of the Registrant. The holders of Series B Convertible Preferred Stock shall have the right to convert each share into twenty shares of common stock upon their written request at any time.

Former Business Operations of the Registrant

Zaxis was a manufacturer and distributor of products that were used in a molecular separation process known as electrophoresis, a procedure used in more than 55,000 research, industrial and clinical laboratories worldwide. The more common applications of this procedure include protein-based separations such as the HDL and LDL components and sub-components of cholesterol, the identification of various genes and gene products (e.g. DNA, RNA, etc.) and the separation and identification of proteins in drug discovery applications (Proteomics). A variety of techniques, formats, materials, compounds, equipment and devices are employed in electrophoresis and Zaxis provided products to meet these needs. The primary focus of Zaxis' former research and development efforts as well as its former sales and marketing efforts were targeted toward the consumables segment of this market. Zaxis' core products were the pre-cast gels and reagents used in these electrophoresis procedures.

Former Products of the Registrant: Zaxis' core product was a pre-cast polyacrylamide gel cassette that utilized Zaxis's proprietary polymer chain length control ("PCL") technology. The gel cassettes was used with Zaxis' proprietary electrophoresis devices or with devices of other manufacturers. Zaxis' product line included electrophoresis systems and components, chemicals, compounds, stains, reagents, chambers, power supplies, computers, scanners, and accessories, in addition to gel cassettes. The gel cassettes, chemical compounds and many of the acrylic components were manufactured or assembled by Zaxis in its facility, while the microprocessor components, scanners, power supplies and other system components were manufactured to Zaxis' specifications by outside vendors.

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

Zaxis had developed and was selling a lipoprotein assay system, consisting of a poly-gradient electrophoresis gel, electrophoresis processing equipment, reagents, gel scanner, and computer software. The system measured the relative percentages of High Density and Low Density Lipoproteins (HDL and LDL) in human blood serum in a single test from single samples. The system was granted FDA marketing approval in September 1996 on the basis that it provided measurements in terms of total LDL and HDL equivalent to other systems already approved.

During 2001, Zaxis developed a new line of custom designed pre-cast gels that adapt to the Ettan DALT II Proteomics Electorphoresis system sold by Amersham Biosciences, Inc.("Amersham"). Amersham was the leading Proteomics system supplier to pharmaceutical, biotechnology and proteomics organizations. Zaxis obtained a $281,855 supply agreement with Geneva Proteomics, Inc. (GeneProt) based on this new gel development and Zaxis had begun to expand its sales efforts to focus on this rapidly expanding custom market. Zaxis generated limited sales from a second customer, a major pharmaceutical company, and expected this line of its business to be a major growth area in 2002 provided that it was able to raise the necessary capital to develop the market. However, Zaxis was not able to raise the capital.

During 2002, Zaxis believed that its gel products were well positioned to take advantage of a rapidly growing market. Zaxis was not able to generate sufficient revenues to support its operating expenses during fiscal year 2002. In addition, Zaxis was not able to raise additional capital to fund its negative cash flow from operations through borrowings or equity financing to support and expand its business plan. As a result, Zaxis ceased operations during the fourth quarter in 2002 and filed a voluntary Chapter 7 bankruptcy petition .

Competition: Zaxis faced competition in the pre-cast gel market from suppliers who were far larger, could offer more effective service and control substantial portions of the market, had established sales and distribution organizations and were more profitable and better financed. The two largest pre-cast gel suppliers were Novex (owned by Invitrogen, Inc.), which had approximately a 55% share of the market at that time, and Bio-Rad, Inc., which had approximately 25% of the market at that time. Zaxis represented less than 1% of the market for pre-cast protein separation gels at that time.

Suppliers: The raw materials and system components that Zaxis was using in its products were readily available from multiple reliable sources.

Main Customers and Distribution Methods: Zaxis's five largest customers accounted for approximately 60% of its sales in 2001. This compared to three customers representing 65% of sales in 2000. Three of those customers each represented 10% or more of total sales for the year 2001. Of Zaxis' top five customers in 2001, three acquired Zaxis products for their own use while the other two customers purchased under a private label arrangement. Zaxis also shipped its branded products directly to end users such as pharmaceutical, biotechnology, proteomic and other life science, research, educational and medical institutions. Zaxis distributed its branded products through various regional distributors.

Patents, Trademarks and Agreements: In addition to the poly-gradient gel patent granted in September 1996, Zaxis had patents on its electrophoresis device, a cassette and a cassette component. Zaxis had various U.S. patents relating to its gel products and various U.S. trademarks. In addition, Zaxis possessed intellectual property consisting of trade secrets and proprietary knowledge related to manufacturing techniques and product formulations. Zaxis had also several trademark applications pending. In connection with Zaxis filing a Chapter 7 bankruptcy petition, all patents and trademarks were transferred to the estate.

Governmental Regulations: Zaxis' manufacturing plant was a registered FDA facility and was subject to FDA regulation, including audit and review for compliance with agency rules.

New Business Objectives of the Registrant

As a result of the Chapter 7 bankruptcy proceeding, the Registrant has no present operations. Management determined to direct its efforts and limited resources to pursue potential new business opportunities. The Registrant does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a business opportunity.

Our common stock previously traded on the NASDAQ OTCBB under the symbol ZAXS. In May 2003, due to the Registrant's failure to file its annual report on Form 10-KSB for the year ended December 31, 2002, the Registrant's shares were deleted from the NASDAQ OTCBB market, following which the Registrant's common stock has been subject to quotation on the pink sheets. There is currently no active trading market in the Registrant's shares. There can be no assurance that there will be an active trading market for our common stock. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Management has voting control and would therefore have substantial flexibility in identifying and selecting a prospective new business opportunity. Registrant would not be obligated nor does Management intend to seek pre-approval by our shareholders.

Management intends to devote such time as it deems necessary to carry out the Registrant's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to the Registrant's plan of operation.

The Registrant intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Selection and Structuring of a New Business Opportunity

New management has voting control of 50.84%. As a result, Management will have substantial flexibility in identifying and selecting a prospective new business opportunity. The Registrant will be dependent on the judgment of its Management in connection with the selection of a new business opportunity. In evaluating a prospective business opportunity, we would consider, among other factors, the following: (i) costs associated with pursuing a new business opportunity; (ii) growth potential of the potential new business opportunity; (iii) experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity; (iv) necessary capital requirements; (v) the competitive position of the new business opportunity; (vi) stage of business development; (vii) the market acceptance of the potential products and services; (viii) proprietary features and degree of intellectual property; and (ix) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deemed relevant. In connection with an evaluation of a potential business opportunity, management may be expected to conduct a due diligence review and may seek assistance of independent third parties.

The time and costs required to select and evaluate a potential new business opportunity, including conducting a due diligence review, and to structure a plan to pursue a potential new business opportunity cannot presently be ascertained. Management will devote such time as it deems reasonably necessary to carry out plans for potential new business opportunities. As a result, the time devoted to the Registrant's business may vary depending upon whether we have identified a business opportunity.

We anticipate that various prospective new business opportunities will be brought to our attention from various sources in the finance and investment community.

Conflicts of Interest

Our Management is not required to commit its full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote their full time to our affairs. Management is not precluded from serving as officer or director of any other entity that is engaged in business activities similar to those of the Registrant. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that our Management has multiple business affiliations, it may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management of the operating company. However, Management will act in what it believes will be in the best interests of the shareholders of the Registrant. The Registrant shall not enter into a transaction with a target business that is affiliated with management.

Business Experience of Management

Mr. Ivo Heiden, our sole officer and director had experiences in negotiating transactions involving several different private operating companies. In connection with or upon completion of such transactions, Mr. Heiden resigned its management position. The following table sets forth business transactions management was involved during the last five years.

Company	Type and Date of Transaction	Subsequent Involvement
PlanetLink Communications, Inc.	Merger in August 2001 between Fifth Avenue Acquisition I Corp., which was a reporting non-operating and PlanetLink Communications, Inc., an operating company. PlanetLink Communications, Inc. became the successor reporting company and is subject to quotation on the OTCBB.	Mr. Heiden, Vice President and a director of Fifth Avenue, resigned as officer and director following the merger with PlanetLink.

Lexor Holdings Inc.	Merger in September 2003 between Western-Silver Lead Corp., a reporting non-operating public company and Lexor Holdings Inc., an operating company. Lexor became the successor reporting company and is subject to quotation on the OTCBB.	Mr. Heiden resigned as director following the merger with Lexor.

RISK FACTORS

FORWARD-LOOKING STATEMENTS
This annual report on Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-KSB, whether as a result of new information, future events, changes in assumptions or otherwise.

DEPENDENCE ON KEY PERSONNEL
The Registrant is dependent upon the continued services of its officer and director. To the extent that his services become unavailable, the Registrant will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.
At present, we have no business operations and our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our Management is providing us with limited funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs of remaining a reporting company under the Exchange Act. We have no written agreement with our Management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business or acquire an entity that generates revenues, of which there can be no assurance. There can be no assurance that any business that we may acquire will generate any material revenues or operate on a profitable basis.

BROAD DISCRETION OF MANAGEMENT
Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of Management in connection with the selection of a prospective business. There can be no assurance that determinations made by our Management will permit us to achieve our business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS
As of the date of filing of this annual report, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no substantive information concerning any prospective business. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED
Our common stock previously traded on the NASDAQ OTCBB under the symbol ZAXS. In 2003, the Registrant did not remain current in its reporting obligations under the Exchange Act and its shares were subsequently deleted from the NASDAQ OTCBB market. Following deletion from the OTCBB, the Registrant's common stock has been subject to quotation on the pink sheets. There is currently no active trading market in our common stock. There can be no assurance that there will be an active trading market for our common stock following a business combination or commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

UNSPECIFIED INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES; UNASCERTAINABLE RISKS
There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable Registrant or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although Management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

CONFLICTS OF INTEREST
Our Management is not required to commit its full time to our affairs. There may be a conflict of interest in allocating their time in the event that Management engages in similar business efforts for other entities. Our Management will devote such time, in its sole discretion, to conduct our business, including the evaluation of potential new business opportunities and the negotiation and consummation of a business combination. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon whether we have identified a new prospective business opportunity or are engaged in active negotiations related to the consummation of a business combination.

COMPETITION
We expect to encounter intense competition from other entities seeking to pursue new business opportunities or business combinations. Many of these entities are well-established and have extensive experience in connection with identifying new prospective business opportunities or in effecting business combinations. Many of these competitors possess greater financial, technical, human and other resources than we do and there can be no assurance that we will have the ability to compete successfully. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.
Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions and other material events. We will continue to be required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which annual report must contain our audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K or other form appropriate under the Exchange Act, which contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 71 days following the filing of Form 8-K disclosing the transaction. While obtaining audited financial statements is typically the economic responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The additional time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable transaction. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

ADDITIONAL FINANCING REQUIREMENTS
We have no revenues and are dependent upon the willingness of our management to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of the date of this filing, the Registrant has paid a total of $2,939 for general and administrative expenses, including accounting fees and reinstatement fees. We may not generate any revenues until the consummation of a business combination or our commencement of new business operations. We anticipate that we will have available to us sufficient resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until we commence business operations or enter into a business combination. In the event that our available resources from our Management prove to be insufficient for the purpose of commencing operations through a business combination or otherwise, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to commence new business opportunities or pursue a business combination. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with Management to provide funds for our operating expenses.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES
The holders of our shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be a limited one.

It is the intention of the Registrant's management following the consummation of a business or business combination to seek coverage and publication of information regarding the Registrant in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

DIVIDENDS UNLIKELY
We do not expect to pay dividends for the foreseeable future because we have no revenues or any potential business operations. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of our board of directors as then constituted. It is our expectation that future management following a business combination will determine to retain any earnings for use in business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of March 31, 2005, we have 16,245,623 shares of common stock issued and outstanding and 840,000 shares of Series B convertible preferred shares. We may issue additional shares of common stock in connection with our intention to pursue new business opportunities or enter into a business combination. To the extent that additional shares of common stock are issued or our issued and outstanding Series B convertible preferred shares are converted into common stock, our shareholders would experience dilution of their respective ownership interests in the Registrant. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may occur. The issuance of additional shares of common stock and convertible preferred stock may adversely affect the market price of our common stock, in the event that an active trading market commences, of which there can be no assurance.

COMPLIANCE WITH PENNY STOCK RULES
Our common stock will  be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will be less than $5.00. Unless our common stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements could result in reduction in the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

GENERAL ECONOMIC RISKS
The Registrant's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may may adversely affect our plan of operation. These conditions and other factors beyond the Registrant's control include, but are not limited to regulatory changes.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 115 East 57th Street, 11th Floor, New York, NY 10022, which space is  provided to us on a rent-free basis by Park Avenue Group, Inc., a company of which our president is an officer and director. These facilities consist of approximately 300 square feet of executive office space and are leased by Park Avenue Group, Inc. from an unaffiliated third party. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we find a new business opportunity or consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Registrant's officer and director is not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant. The Registrant, prior to its bankruptcy proceeding, was subject to several claims. As a result of the confirmed order of the U.S. Bankruptcy Court dated October 13, 2004 pursuant to Section 363(f) of the Bankruptcy Code, the Registrant is free of all liens, claims and interests of others.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2002, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
During 2002 and 2001, the Registrant's common stock was subject to quotation on the OTCBB under the symbol ZAXS. In connection with the Registrant filing a Chapter 7 bankruptcy petition on November 6, 2002 and subsequent delinquency in its reporting requirements, its common stock became subject to quotation on the pink sheets. To the best knowledge of the Registrant, there has been no active trading activity for approximately the past two years. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2002 and 2001 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2002
Quarter ended December 31, 2002	$0.02	$0.001
Quarter ended September 30, 2002	0.10	0.02
Quarter ended June 30, 2002	0.15	0.09
Quarter ended March 31, 2002	0.15	0.10

Year Ended December 31, 2001
Quarter ended December 31, 2001	$0.44	$0.19
Quarter ended June 30, 2001	0.43	0.11
Quarter ended March 31, 2001	0.50	0.19
Quarter ended December 31, 2001	0.41	0.12

(b) Approximate Number of Holders of Common Stock
On December 31, 2002, there were 2,514 shareholders of record of our common stock.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
During the three-month period ended December 31, 2002, the Registrant issued no restricted shares. For issuance of restricted shares during prior periods reference is made to Registrant's quarterly and annual reports.

(e) Equity Compensation Plans
We have no equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview
Our current activities are related to seeking a new business opportunity or business combination. We will use our limited personnel and financial resources in connection with such activities. It may be expected that entering into a new business opportunity or business combination will involve the issuance of restricted shares of common stock.

During the fourth quarter of 2002, we discontinued our operations in connection with our filing a Chapter 7 bankruptcy petition. As of the date of this filing and subsequently to emerging from bankruptcy, the Registrant has paid a total of $2,939 for general and administrative expenses, including accounting fees and reinstatement fees. While we are dependent upon interim funding provided by Management to pay professional fees and expenses. We have no written finance agreement with Management to provide any continued funding.

Liquidity and Capital Resources

At December 31, 2002, we have no assets and had no liabilities. As part of our intent to seek new business opportunities and/or in effecting a business combination, we may determine to seek to raise funds from the sale of equity or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

We anticipate that in connection with the commencement of a new business opportunity or consummation of a business combination, we will issue a substantial number of additional restricted shares or other securities. If such additional securities are issued, our shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of shares are issued in connection with a business combination, a change in control may be expected to occur.

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2002 and 2001 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2002

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

The Registrant reported in its current report on Form 8-K filed with the SEC on December 8, 2004 a change in certifying accountants. In connection with the Registrant's filing on November 6, 2002 under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Ohio, Eastern Division, the Registrant's certifying accountant, Grant Thornton LLP resigned as the Registrant's independent accountant effective November 27, 2002.

(a)(1) Previous Independent Accountant

(i) The Registrant reports a change in certifying accountants, which involved the resignation of Grant Thornton LLP effective November 27, 2002.

(ii) Grant Thornton LLP's reports on the Company's consolidated financial statements for the fiscal years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles, except as described below.

For the years ended December 31, 2000 and 2001, Grant Thornton LLP rendered reports dated March 30, 2001 (except for the third sentence of note 13, as to which the date is April 6, 2001) and February 15, 2002, respectively, which contained a paragraph raising substantial doubt about the Company's ability to continue as a going concern.

In connection with the audits of the Company's financial statements for the years ended December 31, 2001 and 2000, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Grant Thornton LLP's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

(iii) The decision to change accountants was recommended and approved by the new board of directors of the Registrant on October 20, 2004.

(a)(2) Engagement of New Independent Accountant.
On October 20, 2004, the Registrant's board of directors recommended and approved the engagement of Michael F. Cronin, CPA, Rochester, New York, as its independent accountant to audit the Registrant's financial statements for its fiscal years ended December 31, 2002 and 2003.

(a)(3) The Registrant has provided Grant Thornton LLP with a copy of the disclosures it is making in response to Item 4.01 of its Form 8-K filed on December 8, 2004. The Registrant has requested Grant Thornton LLP to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Registrant in (a)(1)(i) and (ii) above and, if not, stating the respects in which Grant Thornton LLP does not agree. The Registrant has filed the letter as exhibit 16.2 to its current report filed on December 8, 2004 containing this disclosure.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2005, the Company's president and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. Management was appointed during the last quarter of fiscal 2004. Since than no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
Ivo Heiden	38	President, CFO and Chairman	10/2004

Our president has held this position and directorship with us since October 2004. Officers are not elected for a fixed term of office but hold office until their successors have been elected.

Ivo Heiden, 37, has been vice president and a director of the Registrant since October 2004. During the past five years, Mr. Heiden has been engaged in the business of providing corporate securities consulting services to public and private companies. From October 2000 until August 2001, Mr. Heiden served as an officer and director of Fifth Avenue Acquisition I Corp., and resigned in connection with a business combination with PlanetLink Communications, Inc. Mr. Heiden served also as a director of Western-Silver-Lead Corporation, a public reporting company from August 2002 to September 2003, resigning in connection with a business combination with Lexor Holdings. Since March 2004, Mr. Heiden is CFO and a director of Peregrine Industries, Inc., a company reporting under the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ivo Heiden, President and Chairman (1)	2004	---	---	---	---	---	---
John Hrobsky (2)	2002	---	---	---	---	---	---
	2001	147,118	24,252	---	---	---	---
Leonard Tannen (2)	2002	---	---	---	---	---	---
	2001	---	---	---	---	---	---

(1) Mr. Heiden became president and chairman of the Registrant in October 2004 and has not received compensation for serving as president and chairman during 2004.
(2) Mr. Hrobsky and Tannen are former officers of the Registrant.

The Company has no employment agreement with its president. No executive compensation was paid during the fiscal year ended December 31, 2003 and 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of March 31, 2005, the Registrant had 33,045,623 voting shares issued and outstanding including 840,000 shares of Series B Preferred Convertible Stock, which represent 16,800,000 votes.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Ivo Heiden 115 East 57th Street, Suite 1118, New York, NY 10022	9,600,000 shares	29.05%
Common Stock	Juergen Heiden Dorfstrasse 21, Luedershagen 18314, Germany	7,200,000 shares	21.79%(2)
Common Stock	All officers and directors as a group (1 person)	16,800,000 shares	50.84%(2)
(1) The percentage and ownership is based on 33,045,623 voting securities issued and outstanding as of December 31, 2004, including votes and shares issuable upon conversion of Series B Convertible Preferred Stock.
(2) Mr. Heiden has sole irrevocable voting power with respect to the 360,000 Series B Convertible Preferred Shares representing 7,200,000 votes owned beneficially by Juergen Heiden who is the father of Ivo Heiden, the Registrant's president and director.

To the knowledge of the Registrant, there are no arrangements which may result in a change in control of the Registrant. However, in the event that the Registrant enters into a business combination with an operating entity, it may be expected that it will experience a change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
2	Order Confirming Sale of Public Shell Entity to Park Avenue Group, Inc., filed with the Registrant's Form 8-K on December 8, 2004.
3(i)1	Articles of Incorporation of the Registrant, as amended, filed with the Registrant's Form 8-K on December 8, 2004.
3(ii)1	By-Laws of the Registrant, filed with the Registrant's Form 8-K on December 8, 2004.

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant file a Form 8-K during the last quarter of the fiscal year covered by this annual report. The Registrant disclosed under Item 3. Bankruptcy and Liquidation that it filed a Chapter 7 bankruptcy petition on November 6, 2002.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2002.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended December 31, 2002, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

Year Ended
December 31, 2002
Audit fees (1)	$	---
Audit-related fees (2)		---
Tax fees (3)		---
All other fees		---
________________
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Code of Ethics
In October 2004, the Registrant adopted a Code of Ethics that is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director has not filed reports required under Section 16(a).

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ IVO HEIDEN Ivo Heiden President, CFO and Chairman Dated: May 16, 2005

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders
Zaxis International Inc.

I have audited the accompanying balance sheet of Zaxis International Inc. as of December 31, 2002 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Zaxis International, Inc. as of December 31, 2001 were audited by other auditors whose report dated February 15, 2002 expressed an unqualified opinion on those financial statements.

I conducted my audit in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaxis International Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of November 7, 2002. The impact of this is more fully described in note 1 of the financial statements.

Michael F. Cronin, CPA
Rochester. New York

May 13, 2005

Financial Statements for the fiscal years 2002 and 2001

Zaxis International Inc.
Consolidated Balance Sheets Back to Table of Contents

	Successor Company	Predecessor Company
	December 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash	$0	$24,726
Accounts receivable	0	41,056
Inventory	0	52,575
Prepaid expenses	0	5,572
Total current assets	$0	$123,929

Assets from discontinued operations held for sale:
Equipment, net	0	33,620
Other assets	0	32,130
Total Assets	$0	$189,679

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$240,848
Accrued expenses	0	107,851
Notes payable	0	15,000
Notes payable - related parties	0	299,252
Deferred income	0	174,116
Current portion of capitalized lease obligation	0	1,328
Total current liabilities	0	838,395

Redeemable Preferred Stock:
10,000,000 shares authorized, $0.01 par value,
170 designated series 01-A cumulative, convertible
canceled November 2002 (170 outstanding in 2001)	-	131,803

Stockholders' Equity:
Common stock, 20,000,000 shares authorized, $.01 par value;
16,245,623 shares issued and outstanding 2002 and 2001, respectively	162,245	162,156
Additional paid in capital	(162,245)	11,055,415
Accumulated deficit	0	(11,998,090)
Total Stockholders' Deficiency	0	(780,519)

Total Liabilities and Stockholders' Equity	$0	$189,679

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Consolidated Statement of Operations Back to Table of Contents

	Fiscal Year	Fiscal Year
	ended	ended
	December 31, 2002	December 31, 2001
Revenue	$0	$707,419

Costs and Expenses:
Cost of goods sold
General and administrative	0	565,001
Depreciation and amortization	0	997,180
Other	0	(2,751)
Interest	0	133,714
Total costs and expenses	0	1,693,144

Loss from continuing operations before income taxes, extraordinary gain
and discontinued operations	0	(988,725)
Extraordinary gain from extinguishment of debt	0	789,020
Loss from continuing operations before discontinued operations	0	(199,705)

Discontinued operations:
Loss from discontinued operations (net of taxes)	(395,571)	0
Gain on disposal of assets used in discontinued operations	1,042,338	0
Income from discontinued operations	646,767	0

Net Income (loss)	$646,767	$(199,705)

Basic and diluted per shares amounts:
Continued operations	$0.00	$(0.09)
Extraordinary gain	$0.00	$0.07
Discontinued operations	$0.04	$0.00
Basic and diluted net loss	$0.04	$(0.02)

Weighted average shares outstanding (basic and diluted)	16,245,623	16,245,623

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Consolidated Statements of Cash Flows Back to Table of Contents

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2002	December 31, 2001
Cash flows from operating activities:
Net income (loss)	$646,767	$(199,705)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	19,073	50,431
Expenses paid by issuance of stock	0	168,798
Extraordinary (gain) from extinguishment of debt	0	(789,020)
Gain from discontinued operations	(1,042,338)	0
(Increase) decrease in current assets	9,682	(34,084)
Increase (decrease) in accounts payable and accrued expenses	174,116	289,261
Cash flows used by operating activities	(188,321)	(514,319)

Cash flow from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	489,000
Proceeds from notes payable	165,000	314,500
Repayment of notes payable	(1,405)	(266,282)
Net cash provided by financing activities	163,595	537,218

Change in cash	(24,726)	22,899
Cash - beginning of period	24,726	1,827
Cash - end of period	$0	$24,726

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Consolidated Statements of Stockholders' Deficiency Back to Table of Contents

	Common Stock		Additional
	Number of	Stated Or	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit
Balance at December 31, 2000	9,866,773	$98,668	$9,816,530	$(11,798,385)

Shares issued for cash	3,100,000	31,000	288,000	-
Shares issued for services	283,558	2,836	76,105
Shares issued on conversion of notes	2,965,292	29,653	770,976	-
Value of preferred share beneficial conversion future	-	-	56,666	-
Preferred share accretion	-	-	(18,467)	-
Fair value of warrants issued for services	-	-	65,605	-
Net loss	-	-	-	(199,705)
Balance at December 31, 2001	16,215,623	162,156	11,055,415	(11,998,090)

Shares issued for services	30,000	300	1,930	-
Effect of "Fresh Start" accounting	-	-	(11,219,801)	11,351,323
Net income	-	-	-	646,767
Balance at December 31, 2002	16,245,623	$162,456	$(162,456)	$0

See notes to the consolidated financial statements.

Zaxis International Inc.
BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES Back to Table of Contents
December 31, 2002

The Company

Zaxis International Inc.("International") was incorporated in California in 1984 and subsequently chartered in Delaware in 1985.Prior to filing for bankruptcy under chapter 7, Zaxis manufactured and distributed products used in a molecular separation process known as electrophoresis, a procedure used in research, industrial and clinical laboratories worldwide.

Bankruptcy Proceedings: On November 6, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Northern District of Ohio (case no. 02-55160. As a result of the filing, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all of the assets. On October 13, 2004, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group, Inc.

Basis of Presentation: We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations. The reclassification reduces sales for December 31, 2002 by $718,444 and related expenses by $1,114,015.

Significant Accounting Policies

Use of EstimatesThe preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. As permitted by SFAS No. 123, as amended by SFAS No. 148, we have chosen to continue to account for our employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2002 or 2001.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Recent Accounting Pronouncements

.In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. As of January 1, 2003, management has determined that there will be no current impact of SFAS No. 146 on the Company's financial statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities.

ZAXIS INTERNATIONAL Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

1. "Fresh Start" Accounting:

On November 6, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to November 7, 2002 are referred to as those of the "Successor Company". The results of operations and cash flows as presented on the 2002 financial statements reflect the predecessor company. The successor company had no transactions between November 7 and the end of the reporting period, December 31, 2002.

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before November 6, 2002 was $0. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

2. Bankruptcy Proceedings

On November 6, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Northern District of Ohio (case no. 02-55160). On October 13, 2004, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. The material terms of the transaction confirmed by Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and authorized those newly-appointed board of directors be to:

  amend the Article of Incorporation to increase the number of authorized shares to 100,000,000 shares;
  amend the Article of Incorporation to change the par value of our common and preferred stock to $0.0001;
  issue up to 30,000,000 shares of common stock, par value $0.0001 to the new management which management was appointed by the newly-constituted board of directors;
  implement a reverse split of the issued and outstanding shares in a ratio to be determined by the board of directors;
  cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stock; and
  cancel and extinguish all preferred shares of every series and accompanying conversion rights of any kind.

The accounts of the former subsidiaries were not included in the sale and have not been carried forward.

Resultant Change in Control: In connection with the Order confirming the sale of debtor's interest in certain intangible personal property to Park Avenue Group Inc. approved by the U.S. Bankruptcy Court Northern District of Ohio on October 13, 2004, the Court authorized a change in control pursuant to which Ivo Heiden became our sole director on October 13, 2004, and was appointed president by the new board of directors on October 19, 2004. The Court order further provided that the sale was free and clear of liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in Zaxis's subsidiaries. The Bankruptcy Court Order provided that the existing officers and directors were deemed removed from office and also authorized the appointment of new members to the board of directors.

On November 30, 2004 the board of directors approved and authorized an amendment of our Article of Incorporation to establish a series B convertible preferred stock, par value $0.0001 ("Series B Convertible Preferred Stock"). The holders of the Series B Convertible Preferred Stock shall be entitled to 20 (twenty) votes on all matters submitted to a vote of the stockholders of the Registrant. The holders of Series B Convertible Preferred Stock shall have the right to convert each share into 20 (twenty) shares of common stock upon their written request at any time. On December 7, 2004, the board of directors authorized 2,000,000 shares of Series B Convertible Preferred Stock and issued 840,000 Series B Convertible Preferred Stock that resulted in a change in control.

3. Income Taxes:

Our net operating loss carryovers available to reduce future income taxes were reduced or eliminated through our bankruptcy proceedings. We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

4. Commitments:

The Company, prior to its bankruptcy, was a party to numerous claims and threatened litigation. As a result of the bankruptcy and the subsequent transfer by the Bankruptcy Trustee of the Company’s corporate shell entity free of all liens, claims and encumbrances pursuant to Section 363(f) of the US Bankruptcy Code, the Company is no longer party to any litigation.

The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

Common Stock

In November, 2004, we modified our authorized shares of common stock to 100,000,000 par value $0.0001. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Preferred Stock

On November, 2004 and pursuant to authority granted to it by the bankruptcy court, the Board cancelled and extinguished all issued and outstanding preferred stock. All related dividends obligations were also extinguished (the elimination of this preferred stock has been reflected in the 2002 financial statements) and authorized 10,000,000 new shares of preferred stock, $0.0001 par value that may be issued in one or more series. The Board of Directors of the Corporation is authorized to fix the powers, preferences, rights, qualifications, limitations or restrictions of the Preferred Stock and any series thereof pursuant to Section 151 of the Delaware General Corporation Law. On December 7, 2004, we issued of 840,000 shares of Series B Convertible Preferred Stock, which resulted in a change in control.

The Board of Directors of the Corporation is authorized to issue:

  Up to one million shares of series A preferred stock, $0.0001 par value ("Series A Preferred Stock"), the holders of which shall have the right to appoint one (1) member to the Board of Directors of the Corporation.
  Up to two million shares of series B convertible preferred stock, $0.0001 par value ("Series B Convertible Preferred Stock"). The holders of the Series B Convertible Preferred Stock shall have the following voting rights: Each share of Series B Convertible Preferred Stock shall be entitled to 20 (twenty) votes on all matters submitted to a vote of the stockholders of the Corporation.

In the event the Corporation shall at any time

  declare a dividend on the Common Stock payable in shares of Common Stock, subdivide the outstanding shares of Common Stock,
  combine the outstanding shares of Common Stock into a smaller number of shares or issue any of its shares of capital stock in a reclassification of the outstanding shares of Common Stock (including any such reclassification in connection with a consolidation or merger in which the Corporation is the continuing or surviving entity), then in each such case the number of votes per share to which holders of shares of Series B Convertible Preferred Stock would have been entitled to immediately prior to such event must be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event. The holders of Series B Convertible Preferred Stock have the right to convert each share into 20 (twenty) shares of Common Stock upon their written request at any time.

Stock Based Compensation

Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25. APB 25 recognizes compensation expense for options granted to employees only when the market price of the stock exceeds the grant exercise price at the date of the grant. The amount reflected as compensation expense is measured as the difference between the exercise price and the market value at the date of the grant.

There are no employee or non-employee options granted.