Form 10QSB
period 2003-03-31
ZAXIS INTERNATIONAL INC
filed 2005-05-16
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-15476

ZAXIS INTERNATIONAL INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 East 57th Street, Suite 1118, New York, NY	10022
(Address of Principal Executive Offices)	(ZIP Code

 Registrant's Telephone Number, Including Area Code: (646) 202-9679

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X]

At March 31, 2003, the Registrant had 16,245,623 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's unaudited interim financial statements are attached hereto. Unaudited Interim Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

Some of the statements contained in this quarterly report of Zaxis International Inc., Delaware corporation (hereinafter referred to as "we", "us", "our", "Company" and the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

General Background

The Registrant was a biotechnology holding company that operated its business through wholly owned subsidiary. Zaxis was incorporated in Ohio in 1989. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company ("InFerGene") and InFerGene changed its name to Zaxis International Inc. For accounting and tax purposes, the merger was treated as a reverse acquisition in which Zaxis acquired International. InFerGene was incorporated in California in 1984 and subsequently changed its domicile to Delaware in 1985.

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

In connection with the Order confirming the sale of debtor's interest in certain intangible personal property to Park Avenue Group Inc. approved by the U.S. Bankruptcy Court Northern District of Ohio on October 13, 2004, the Court authorized Park Avenue Group to appoint a new board of directors. On October 13, 2004, Park Avenue Group appointed Ivo Heiden to the board of directors of the Registrant, which board of director subsequently appointed Ivo Heiden ("Management") to be president of the Registrant. The Court order further provided that the sale was free and clear of liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in Zaxis's subsidiaries. On November 30, 2004; the Registrant's board of directors approved and authorized an amendment of Registrant's Article of Incorporation to establish a series B convertible preferred stock, par value $0.0001 ("Series B Convertible Preferred Stock"). The holders of the Series B Convertible Preferred Stock shall be entitled to 20 (twenty) votes on all matters submitted to a vote of the stockholders of the Registrant. The holders of Series B Convertible Preferred Stock shall have the right to convert each share into 20 (twenty) shares of common stock upon their written request at any time.

Change in Control following Emergence from Bankruptcy

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
(iii) issue up to 30,000,000 shares of common stock, par value $0.0001 to the new Management of the Registrant;
(iv) implement a reverse split of the issued and outstanding shares in a ratio to be determined by the board of directors;
(v) cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stock; and
(vi)cancel and extinguish all preferred shares of every series and accompanying conversion rights of any kind.

Plan of Operation

We have no present operations or revenues and our current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company. If our board of directors seeks to acquire another business or pursue a new business opportunity, Management would have substantial flexibility in identifying and selecting a prospective business. Registrant would not be obligated nor does Management intend to seek pre-approval by our shareholders. Under the laws of the State of Delaware, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders meeting, can approve an acquisition.

The Registrant is entirely dependent on the judgment of Management in connection with pursuing a new business opportunity or a selection process for a target operating company. In evaluating a prospective new business opportunity or an operating company, we would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate; (iii) growth potential of the target business; (iv) experience and skill of management and availability of additional personnel; (v) necessary capital requirements; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business its products or services; (ix) the availability of audited financial statements of the potential business opportunity; and (x) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

The Registrant intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Liquidity and Capital Resources

We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in the Registrant. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur. At March 31, 2003, we had 16,245,623 shares of common stock outstanding and we had no assets and no liabilities.

In connection with our plan to seek new business opportunities and/or effecting a business combination, we may determine to seek to raise funds from the sale of restricted stock or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period ended March 31, 2005, the period this quarterly report was prepared.

Changes in internal controls. During the quarterly period ended March 31, 2005 during which this quarterly report was prepared, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of President and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant did not filed a Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden President, CFO and Chairman Dated: May 16, 2005

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.

		March 31, 2003		December 31, 2002
		(Unaudited)
ASSETS
Current assets:
Cash		$0		$0

Other assets		0		0
Total Assets		$0		$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:	$		$
Accounts payable-trade		0		0
Total current liabilities		0		0

Stockholders' equity:
Common stock, $.01 par value; 20,000,000 shares authorized;
16,245,623 issued and outstanding		162,456		162,456
Additional paid in capital		(162,456)		(162,456)
Accumulated deficit		0		0
Total equity		0		0

Total Liabilities and Equity		$0		$0

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)
	Successor Company	Predecessor Company
Revenue	$0	$0
General and administrative	0	0
Other	0	0
Total costs and expenses	0	0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	0	0
Extraordinary gain from extinguishment of debt	0	0
Loss from continuing operations before discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	(156,918)
Gain on disposal of assets used in discontinued operations	0	0
Income (loss) from discontinued operations	0	(156,918)

Net loss	$0	$(156,918)

Basic and diluted per share amounts:
Continuing operations	$0.00	$0.00
Discontinued operations	$0.00	$(0.01)
Basic and diluted net loss	$0.00	$(0.01)

Weighted average shares outstanding (basic and diluted)	16,245,623	11,576,128

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)
	Successor Company	Predecessor Company
Cash flows from operating activities:
Net income (loss)	$0	$(156,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0	9,360
Expenses paid by issuance of common stock	0	1,650
Changes in operating assets and liabilities:
Extraordinary gain from extinguishment of debt	0	0
Gain/loss from discontinued operations	0	0
(Increase) decrease in current assets	0	(8,885)
Increase (decrease) in accounts payable and accrued expenses	0	(1,083)
Cash flows used by operating activities	0	(155,876)

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from notes payable	0	145,000
Payments on capital lease obligations	0	(1,328)
Cash generated by financing activities	0	143,672

Change in cash	0	(12,205)
Cash - beginning of period	0	24,726
Cash - end of period	$0	$12,521

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements

1. Basis of Presentation

The consolidated financial statements include the accounts of Zaxis International Inc., a Delaware corporation.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2002 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

"Fresh Start" Accounting: On November 6, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

Change in Control

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

3. Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

4. New Accounting Standards

Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entity ("VIE"). We adopted FIN 46 on July 1, 2003. The implementation of FIN 46 did not have an impact on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No.146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the earnings or financial position of the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN 45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements.

Accordingly, we adopted the provisions of FIN 45, effective January 1, 2003. The implementation of FIN 45 did not have an impact on our earnings or financial position.