Form 10KSB
period 2003-12-31
ZAXIS INTERNATIONAL INC
filed 2005-05-17
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

At December 31, 2003, the aggregate market value of the 13,154,187 voting common stock held by non-affiliates of the registrant was approximately $13,154. At December 31, 2003, the registrant had 16,245,623 shares of common stock outstanding.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2003, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
During 2002 and 2001, the Registrant's common stock was subject to quotation on the OTCBB under the symbol ZAXS. In connection with the Registrant filing a Chapter 7 bankruptcy petition on November 6, 2002 and subsequent delinquency in its reporting requirements, its common stock became subject to quotation on the pink sheets. To the best knowledge of the Registrant, there has been no active trading activity for approximately the past two years. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2003 and 2002 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2003
Quarter ended December 31, 2003	$0.001	$0.001
Quarter ended September 30, 2003	0.001	0.001
Quarter ended June 30, 2003	0.001	0.001
Quarter ended March 31, 2003	0.001	0.001

Year Ended December 31, 2002
Quarter ended December 31, 2002	$0.02	$0.001
Quarter ended June 30, 2002	0.10	0.02
Quarter ended March 31, 2002	0.15	0.09
Quarter ended December 31, 2002	0.15	0.10

(b) Approximate Number of Holders of Common Stock
On December 31, 2003, there were 2,514 shareholders of record of our common stock.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
During the three-month period ended December 31, 2003, the Registrant issued no restricted shares.

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

Liquidity and Capital Resources

At December 31, 2003, we have no assets and had no liabilities. As part of our intent to seek new business opportunities and/or in effecting a business combination, we may determine to seek to raise funds from the sale of equity or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2003 and 2002 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2003 and 2002

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

Ivo Heiden, 38, has been vice president and a director of the Registrant since October 2004. During the past five years, Mr. Heiden has been engaged in the business of providing corporate securities consulting services to public and private companies. From October 2000 until August 2001, Mr. Heiden served as an officer and director of Fifth Avenue Acquisition I Corp., and resigned in connection with a business combination with PlanetLink Communications, Inc. Mr. Heiden served also as a director of Western-Silver-Lead Corporation, a public reporting company from August 2002 to September 2003, resigning in connection with a business combination with Lexor Holdings. Since March 2004, Mr. Heiden is CFO and a director of Peregrine Industries, Inc., a company reporting under the Exchange Act.

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

The Company has no employment agreement with its president. No executive compensation was paid during the fiscal year ended December 31, 2004 and 2003.

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

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant did not file a Form 8-K during the last quarter of the fiscal year covered by this annual report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2003.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended December 31, 2003, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

Year Ended
December 31, 2003
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

/s/ IVO HEIDEN Ivo Heiden President, CFO and Chairman Dated: May 17, 2005

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders
Zaxis International Inc.

I have audited the accompanying balance sheet of Zaxis International, Inc. as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaxis International, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of November 7, 2002. The impact of this is more fully described in note 1 of the financial statements.

Michael F. Cronin, CPA
Rochester, New York

May 13, 2005

Financial Statements for the fiscal years 2003 and 2002

Zaxis International Inc.
Balance Sheets Back to Table of Contents

	Successor Company	Successor Company
	December 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash	$0	$0
Total current assets	$0	$0

Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$0
Total current liabilities	0	0

Stockholders' Equity:
Common stock, 20,000,000 shares authorized, $0.01 par value;
16,245,623 shares issued and outstanding	162,245	162,245
Additional paid in capital	(162,245)	(162,245)
Accumulated deficit	0	0
Total Stockholders' Deficiency	0	0

Total Liabilities and Stockholders' Equity	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statement of Operations Back to Table of Contents

	Fiscal Year	Fiscal Year
	ended	ended
	December 31, 2003	December 31, 2002
Revenue	$0	$0

Costs and Expenses:
General and administrative	0	0
Total costs and expenses	0	0

Loss from continuing operations before discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	(395,571)
Gain on disposal of assets used in discontinued operations	0	1,042,338
Income from discontinued operations	0	646,767

Net Income (loss)	$0	$646,767

Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00
Discontinued operations	$0.00	$0.04
Basic and diluted net loss	$0.00	$0.04

Weighted average shares outstanding (basic and diluted)	16,245,623	16,245,623

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Cash Flows Back to Table of Contents

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net income (loss)	$0	$646,767
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	0	19,073
Gain from discontinued operations	0	(1,042,338)
(Increase) decrease in current assets	0	9,682
Increase (decrease) in accounts payable and accrued expenses	0	174,116
Cash flows used by operating activities	0	(188,321)

Cash flow from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	0
Proceeds from notes payable	0	165,000
Repayment of notes payable	0	(1,405)
Cash provided by financing activities	0	163,595

Change in cash	0	(24,726)
Cash - beginning of period	0	24,726
Cash - end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Stockholders' Deficiency Back to Table of Contents

	Common Stock		Additional
	Number of	Stated Or	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit
Balance at December 31, 2000	9,866,773	$98,668	$9,816,530	$(11,798,385)

Shares issued for cash	3,100,000	31,000	288,000	-
Shares issued for services	283,558	2,836	76,105
Shares issued on conversion of notes	2,965,292	29,653	770,976	-
Value of preferred share beneficial conversion future	-	-	56,666	-
Preferred share accretion	-	-	(18,467)	-
Fair value of warrants issued for services	-	-	65,605	-
Net loss	-	-	-	(199,705)
Balance at December 31, 2001	16,215,623	162,156	11,055,415	(11,998,090)

Shares issued for services	30,000	300	1,930	-
Effect of "Fresh Start" accounting	-	-	(11,219,801)	11,351,323
Net income	-	-	-	646,767
Balance at December 31, 2002	16,245,623	162,456	(162,456)	0

Net income	-	-	-	0
Balance at December 31, 2003	16,245,623	$162,456	$(162,456)	$0

See notes to the consolidated financial statements.

Zaxis International Inc.
BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES Back to Table of Contents
December 31, 2003

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2003 or 2002.

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

Recent Accounting Pronouncements

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

  a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;
  a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and
  a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 ("FSS 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on its financial statements.

In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. We adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company’s financial position or results of operations.

ZAXIS INTERNATIONAL Inc.
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

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