Form 10QSB
period 2004-09-30
ZAXIS INTERNATIONAL INC
filed 2005-05-17
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X]

At September 30, 2004, the Registrant had 16,245,623 shares of common stock outstanding.

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

Liquidity and Capital Resources

We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in the Registrant. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur. At September 30, 2004, we had 16,245,623 shares of common stock outstanding and we had no assets and no liabilities.

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

The Registrant did not filed a Form 8-K during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden President, CFO and Chairman Dated: May 17, 2005

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.

		September 30, 2004		December 31, 2003
		(Unaudited)
ASSETS
Current assets:
Cash		$0		$0

Other assets		0		0
Total Assets		$0		$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:	$		$
Accounts payable-trade		0		0
Total current liabilities		0		0

Stockholders' equity:
Common stock, $.01 par value; 20,000,000 shares authorized;
16,245,623 issued and outstanding		162,456		162,456
Additional paid in capital		(162,456)		(162,456)
Accumulated deficit		0		0
Total equity		0		0

Total Liabilities and Equity		$0		$0

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Successor Company	Successor Company	Successor Company	Successor Company
Revenue	$0	$0	$0	$0
General and administrative	0	0	0	0
Other	0	0	0	0
Total costs and expenses	0	0	0	0

Loss from continuing operations before income taxes,	0	0	0	0
extraordinary gain and discontinued operations	0	0	0	0
Extraordinary gain from extinguishment of debt	0	0	0	0
Loss from continuing operations
before discontinued operations	0	0	0	0

Discontinued operations:
Loss from discontinued operation (net of taxes)	0	0	0	0
Gain on disposal of assets used in
discontinued operations	0	0	0	0
Income (loss) from discontinued operations	0	0	0	0

Net income (loss)	$0	$0	$0	$0

Basic and diluted per share amount:
Continuing operations	$0.00	$0.00	$0.00	$0.00
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss	$0.00	$0.00	$0.00	$0.00

Weighted average shares
outstanding (basic and diluted)	16,245,623	16,245,623	16,245,623	16,245,623

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)
	Successor Company	Successor Company
Cash flows from operating activities:
Net income (loss)	$0	$0
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0	0
Expenses paid by issuance of common stock	0	0
Changes in operating assets and liabilities:
Extraordinary gain from extinguishment of debt	0	0
Gain/loss from discontinued operations	0	0
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	0	0
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from notes payable	0	0
Payments on capital lease obligations	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended September 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

"Fresh Start" Accounting: On November 6, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.