Form 10KSB
period 2004-12-31
ZAXIS INTERNATIONAL INC
filed 2005-05-18
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

At December 31, 2004, the aggregate market value of the 13,154,187 voting common stock held by non-affiliates of the registrant was approximately $13,154. At December 31, 2004, the registrant had 16,245,623 shares of common stock outstanding.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2004, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock was subject to quotation on the OTCBB under the symbol ZAXS prior to the bankruptcy proceedings. In connection with the Registrant filing a Chapter 7 bankruptcy petition on November 6, 2002 and subsequent delinquency in its reporting requirements, its common stock became subject to quotation on the pink sheets. To the best knowledge of the Registrant, there has been no active trading activity for approximately the past two years. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2004 and 2003 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2004
Quarter ended December 31, 2004	$0.001	$0.001
Quarter ended September 30, 2004	0.001	0.001
Quarter ended June 30, 2004	0.001	0.001
Quarter ended March 31, 2004	0.001	0.001

Year Ended December 31, 2003
Quarter ended December 31, 2003	$0.001	$0.001
Quarter ended June 30, 2003	0.001	0.001
Quarter ended March 31, 2003	0.001	0.001
Quarter ended December 31, 2003	0.001	0.001

(b) Approximate Number of Holders of Common Stock
On December 31, 2004, there were 2,514 shareholders of record of our common stock.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
During the three-month period ended December 31, 2004, the Registrant issued 480,000 Series B Convertible Preferred Shares to its president and 360,000 Series B Convertible Preferred Shares to Mr. Juergen Heiden.

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

Liquidity and Capital Resources

At December 31, 2004, we have $84 in current assets and had $404 in liabilities. As part of our intent to seek new business opportunities and/or in effecting a business combination, we may determine to seek to raise funds from the sale of equity or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2004 and 2003 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2004 and 2003

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

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant filed a current report on Form 8-K during the last quarter of the fiscal year covered by this annual report. The Registrant disclosed information under Item 1.03 Bankruptcy or Receivership, Item 4.01 Changes In Registrant's Certifying Accountant, Item 5.01 Changes in Control of Registrant, Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, Item 5.03 Amendments to the Article of Incorporation or Bylaws and Item 9.01 Financial Statements and Exhibits.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2004.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2004, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

Year Ended
December 31, 2004
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

/s/ IVO HEIDEN Ivo Heiden President, CFO and Chairman Dated: May 17, 2005

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders
Zaxis International, Inc.

I have audited the accompanying balance sheet of Zaxis International, Inc. as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaxis International, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of November 7, 2002. The impact of this is more fully described in note 1 of the financial statements.

Michael F. Cronin, CPA
Rochester. New York

May 13, 2005

Financial Statements for the fiscal years 2004 and 2003

Zaxis International Inc.
Balance Sheets Back to Table of Contents

	Successor Company	Successor Company
	December 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash	$84	$0
Total current assets	$84	$0

Other assets	0	0
Total Assets	$84	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$0
Total current liabilities	0	0

Stockholders' Equity:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
Series A Preferred Stock, 1,000,000 authorized, none issued	-	-
Series B Convertible Preferred Stock, 2,000,000 authorized,
840,000 issued and outstanding as of December 2004	84	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
16,245,623 shares issued and outstanding	1,625	162,245
Additional paid in capital	(1,625)	(162,245)
Accumulated deficit	(404)	0
Total Stockholders' Deficiency	(320)	0

Total Liabilities and Stockholders' Equity	$84	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statement of Operations Back to Table of Contents

	Fiscal Year	Fiscal Year
	ended	ended
	December 31, 2004	December 31, 2003
Revenue	$0	$0

Costs and Expenses:
General and administrative	404	0
Total costs and expenses	404	0

Loss from continuing operations before discontinued operations	(404)	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
Gain on disposal of assets used in discontinued operations	0	0
Income from discontinued operations	0	0

Net Income (loss)	$(404)	$0

Basic and diluted per shares amounts:
Continued operations	$(0.00)	$0.00
Discontinued operations	$0.00	$0.00
Basic and diluted net loss	$(0.00)	$0.00

Weighted average shares outstanding (basic and diluted)	16,245,623	16,245,623

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Cash Flows Back to Table of Contents

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income (loss)	$(404)	$0
Adjustments required to reconcile net loss to net cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	0	0
Cash used by operating activities	(404)	0

Cash flow from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of preferred stock	84	0
Proceeds from notes payable	404	0
Cash provided by financing activities	488	0

Change in cash	84	0
Cash - beginning of period	0	0
Cash - end of period	$84	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Stockholders' Deficiency Back to Table of Contents

			Common Stock		Additional
			Number of	Stated Or	Paid-In	Accumulated
	Shares	Par value	Shares	Par Value	Capital	Deficit
Balance at December 31, 2000	-	$-	9,866,773	$98,668	$9,816,530	$(11,798,385)

Shares issued for cash	-	-	3,100,000	31,000	288,000	-
Shares issued for services	-	-	283,558	2,836	76,105	-
Shares issued on conversion of notes	-	-	2,965,292	29,653	770,976	-
Value of preferred share beneficial conversion future	-	-	-	-	56,666	-
Preferred share accretion	-	-	-	-	(18,467)	-
Fair value of warrants issued for services	-	-	-	-	65,605	-
Net loss	-	-	-	-	-	(199,705)
Balance at December 31, 2001	-	-	16,215,623	162,156	11,055,415	(11,998,090)

Shares issued for services	-	-	30,000	300	1,930	-
Effect of "Fresh Start" accounting	-	-	-	-	(11,219,801)	11,351,323
Net income	-	-	-	-	-	646,767
Balance at December 31, 2002	-	-	16,245,623	162,456	(162,456)	0

Net income	-	-	-	-	-	0
Balance at December 31, 2003			16,245,623	162,456	(162,456)	0

New preferred stock issued for cash	840,000	84	-	-	-	-
Restate par value			-	(160,831)	160,831	-
Net loss	-	-	-	-	-	(404)
Balance at December 31, 2004	840,000	$84	16,245,623	$1,625	$(1,625)	$(404)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES Back to Table of Contents
December 31, 2004

The Company

Zaxis International Inc.("International") was incorporated in California in 1984 and subsequently chartered in Delaware in 1985. Prior to filing for bankruptcy under chapter 7, Zaxis manufactured and distributed products used in a molecular separation process known as electrophoresis, a procedure used in research, industrial and clinical laboratories worldwide.

Bankruptcy Proceedings:On November 6, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Northern District of Ohio (case no. 02-55160. As a result of the filing, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all of the assets. On October 13, 2004, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group, Inc.

Basis of Presentation:We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

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

Cash and Cash Equivalents:For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

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

Stock Based Compensation:Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

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

If we had generated earnings during the year ended December 31, 2004, we would have added 1,101,639 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2003.

Income Taxes:The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position, results of operations or cash flows

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

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
December 31, 2004

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

The Company is not a party to any leases and does not have any commitments.

5. Stockholders' Equity:

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