Form 10QSB
period 2005-03-31
ZAXIS INTERNATIONAL INC
filed 2005-05-18
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [  ]

At March 31, 2005, the Registrant had 16,245,623 shares of common stock outstanding.

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

Plan of Operation

We have no present operations or revenues and our current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company. During the three-month period ended March 31, 2005, we incurred expenses in the amount of $2,535 related to accounting fees and annual franchise fees. We did not incurr expenses during the three-months period ended March 31, 2004.

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

At March 31, 2005, we had 16,245,623 shares of common stock outstanding. As of March 31, 2005, we had current assets consisting of cash in the amount of $84. As of March 31, 2005, we had current liabilities consisting of payables to a related party in the amount of $2,939.

We generated cash from financing activities of $2,535 consisting of advances from our president. We had no financing activities during the three-month period ended March 31, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Changes in internal controls. No changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Registrant did not filed a Form 8-K during the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden President, CFO and Chairman Dated: May 17, 2005

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets
	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$84	$84
Total current assets	84	84

Other assets	0	0
Total Assets	$84	$84

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Payable-related parties	$2,939	$404
Total current liabilities	2,939	404

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
Series A Preferred Stock, 1,000,000 authorized, none issued	-	-
Series B Convertible Preferred Stock, 2,000,000 authorized,
840,000 issued and outstanding as of December 2004	84	84
Common stock, 100,000,000 shares authorized, $0.0001 par value;
16,245,623 issued and outstanding	1,625	1,625
Additional paid in capital	(1,625)	(1,625)
Accumulated deficit	(2,939)	(404)
Total equity	(2,855)	(320)

Total Liabilities and Equity	$84	$84

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)
Revenue	$0	$0
Costs and expenses:
General and administrative	2,535	0
Total costs and expenses	2,535	0

Loss from continuing operations before discontinued operations	(2,535)	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
Gain on disposal of assets used in discontinued operations	0	0
Income (loss) from discontinued operations	0	0

Net income (loss)	$(2,535)	$0

Basic and diluted per share amounts:
Continuing operations	$(0.00)	$0.00
Discontinued operations	$0.00	$0.00
Basic and diluted net loss	$(0.00)	$0.00

Weighted average shares outstanding (basic and diluted)	16,245,623	16,245,623

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,535)	$0
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	0	0
Cash flows used by operating activities	(2,535)	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	0
Advances from related parties	2,535	0
Cash generated by financing activities	2,535	0

Change in cash	0	0
Cash - beginning of period	84	0
Cash - end of period	$84	$0

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements

1. Basis of Presentation

The consolidated financial statements include the accounts of Zaxis International, Inc., a Delaware corporation.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2004 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to the Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

"Fresh Start" Accounting: On November 6, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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