Form 10QSB
period 2005-06-30
ZAXIS INTERNATIONAL INC
filed 2005-07-28
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X]

At June 30, 2005, the Registrant had 16,245,623 shares of common stock outstanding.

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

Plan of Operation

We have no present operations or revenues and our current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company. During the three-month period ended June 30, 2005, we incurred operating expenses in the amount of $2,500. We did not incur expenses during the three-months period ended June 30, 2004.

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

As of June 30, 2005, we had current assets consisting of cash in the amount of $149. As of June 30, 2005, we had current liabilities consisting of payables to a related party in the amount of $5,439.

During the six-month period ended June 30, 2005, we generated cash from financing activities in the amount of $5,100 consisting of advances from our president. We had no financing activities during the six-month period ended June 30, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

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

The Registrant did not filed a Form 8-K during the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden
Ivo Heiden
   President, CFO and Chairman
   Dated: July 28, 2005

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets
	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$149	$84
Total current assets	149	84

Other assets	0	0
Total Assets	$149	$84

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Payable-related parties	5,504	404
Total current liabilities	$5,504	$404

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
Series A Preferred Stock, 1,000,000 authorized, none issued	-	-
Series B Convertible Preferred Stock, 2,000,000 authorized,
840,000 issued and outstanding	84	84
Common stock, 100,000,000 shares authorized, $0.0001 par value;
16,245,623 issued and outstanding	1,625	1,625
Additional paid in capital	(1,625)	(1,625)
Accumulated deficit	(5,439)	(404)
Total equity	(5,355)	(320)

Total Liabilities and Shareholders' Equity	$149	$84

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	2,500	0	5,035	0
Total costs and expenses	2,500	0	5,035	0

Net loss	$(2,500)	$0	$(5,035)	$0

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding (basic and diluted)	16,245,623	16,245,623	16,245,623	16,245,623

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(5,035)	$0
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	0	0
Cash flows used by operating activities	(5,035)	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	0
Advances from related parties	5,100	0
Cash generated by financing activities	5,100	0

Change in cash	65	0
Cash - beginning of period	84	0
Cash - end of period	$149	$0

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six-month periods ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

"Fresh Start" Accounting: On November 6, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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