Form 10QSB
period 2005-09-30
ZAXIS INTERNATIONAL INC
filed 2005-11-08
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-15476

ZAXIS INTERNATIONAL INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 East 57th Street, Suite 1118, New York, NY	10022
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (646) 202-9679

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At September 30, 2005, the Registrant had 16,245,623 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

General Background

The Registrant was a biotechnology holding company that operated its former business through a wholly-owned subsidiary. Zaxis was incorporated in Ohio in 1989. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company ("InFerGene") and InFerGene changed its name to Zaxis International Inc. For accounting and tax purposes, the merger was treated as a reverse acquisition in which Zaxis acquired International.

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

In connection with the Order confirming the sale of debtor's interest in certain intangible personal property to Park Avenue Group Inc., the Bankruptcy Court authorized Park Avenue Group to appoint a new board of directors. On October 13, 2004, Park Avenue Group appointed Ivo Heiden to the board of directors of the Registrant, which board of director subsequently appointed Ivo Heiden ("Management") to be president and chief financial officer of the Registrant. The Court order further provided that the sale was free and clear of liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in Zaxis's subsidiaries. On November 30, 2004, the Registrant's board of director approved and authorized an amendment of Registrant's Article of Incorporation to establish a series B convertible preferred stock, par value $0.0001 ("Series B Convertible Preferred Stock"). The holders of the Series B Convertible Preferred Stock shall be entitled to 20 (twenty) votes on all matters submitted to a vote of the stockholders of the Registrant. The holders of Series B Convertible Preferred Stock shall have the right to convert each share into 20 (twenty) shares of common stock upon their written request at any time.

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

Plan of Operation

We have no present operations or revenues and our current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company. During the three-month period ended September 30, 2005, we had operating expenses of $2,500 as compared to no operating expenses during the same period in the prior year. During the nine-month period ended September 30, 2005 and 2004, we incurred operating expenses of $7,535 and $0, respectively.

If the Registrant seeks to acquire another business or pursue a new business opportunity, Management would have substantial flexibility in identifying and selecting a prospective business. Registrant would not be obligated nor does Management intend to seek pre-approval by our shareholders. Under the laws of the State of Delaware, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders meeting, can approve an acquisition.

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

As of September 30, 2005, we had current assets consisting of cash in the amount of $149 compared to $84 at December 31, 2004. As of September 30, 2005, we had current liabilities consisting of payables to a related party in the amount of $8,004 compared to $404 at December 31, 2004.

During the nine-month period ended September 30, 2005, we generated cash from financing activities in the amount of $7,600 consisting of advances from our president. We had no financing activities during the nine-month period ended September 30, 2004.

In connection with our plan to seek new business opportunities and/or effecting a business combination, we may determine to seek to raise funds from the sale of restricted stock or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. Our limited resources may make it difficult to do borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Registrant did not filed a Form 8-K during the quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden
Ivo Heiden
   President, CFO and Chairman
   Dated: November 8, 2005

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets
	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$149	$84
Total current assets	149	84

Other assets	0	0
Total Assets	$149	$84

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Payable-related parties	8,004	404
Total current liabilities	$8,004	$404

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
Series A Preferred Stock, 1,000,000 authorized, none issued	-	-
Series B Convertible Preferred Stock, 2,000,000 authorized,
840,000 issued and outstanding	84	84
Common stock, 100,000,000 shares authorized, $0.0001 par value;
16,245,623 issued and outstanding	1,625	1,625
Additional paid in capital	(1,625)	(1,625)
Accumulated deficit	(7,939)	(404)
Total equity	(7,855)	(320)

Total Liabilities and Shareholders' Equity	$149	$84

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	2,500	0	7,535	0
Total costs and expenses	2,500	0	7,535	0

Net loss	$(2,500)	$0	$(7,535)	$0

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding (basic and diluted)	16,245,623	16,245,623	16,245,623	16,245,623

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(7,535)	$0
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	0	0
Cash flows used by operating activities	(7,535)	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	0
Advances from related parties	7,600	0
Cash generated by financing activities	7,600	0

Change in cash	65	0
Cash - beginning of period	84	0
Cash - end of period	$149	$0

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

"Fresh Start" Accounting: On November 6, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

On November 30, 2004 the board of directors approved and authorized an amendment of our Article of Incorporation to establish a series B convertible preferred stock, par value $0.0001 ("Series B Convertible Preferred Stock"). The holders of the Series B Convertible Preferred Stock shall be entitled to 20 (twenty) votes on all matters submitted to a vote of the stockholders of the Registrant. The holders of Series B Convertible Preferred Stock shall have the right to convert each share into 20 (twenty) shares of common stock upon their written request at any time. On December 7, 2004, the board of directors authorized the issuance of 2,000,000 shares of Series B Convertible Preferred Stock, which resulted in a change in control.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

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