Form 10QSB
period 2006-03-31
ZAXIS INTERNATIONAL INC
filed 2006-05-12
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At March 31, 2006, the Registrant had 92,933,155 shares of common stock outstanding.

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

On November 6, 2002, the Registrant filed a voluntary chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Northern District of Ohio (case no. 02-55160). As a result of filing under chapter 7 of the US Bankruptcy Code, all of the Registrant’s assets and liabilities, including those of its subsidiary, were transferred into the estate of the debtor which estate was administered by the trustee appointed by the US Bankruptcy Court. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiary. On October 13, 2004, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. and confirming that Park Avenue Group, Inc. is a good faith purchaser pursuant to 11 USC Section 363(m).

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

Plan of Operation

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

    Selection of a target business and structuring of a business combination

Management owns 69.51% of the issued and outstanding shares and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

As of March 31, 2006, we had current assets consisting of cash in the amount of $2,917 compared to $461 at December 31, 2005. As of March 31, 2006, we had current liabilities consisting of payables to a related party in the amount of $8,618 compared to $3,618 at December 31, 2005.

During the three-month period ended March 31, 2006, we generated cash from financing activities in the amount of $5,000 compared to $2,535 in the prior year, which cash consisted of advances from our president.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

On March 28, 2006, the Registrant issued 600,000 restricted shares of common stock valued at $18,000 to Richard Rubin for securities compliance services provided to the Registrant. The Registrant believes that the issuances of these restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

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

The Registrant did not filed a Form 8-K during the quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden
Ivo Heiden
   President, CFO and Chairman
   Dated: May 12, 2006

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)

Assets
Current assets:
Cash	$2,917	$461
Total current assets	2,917	461

Other assets	0	0
Total Assets	$2,917	$461

Liabilities and Stockholders' Deficiency
Current liabilities:
Payable-related parties	8,618	3,618
Total current liabilities	$8,618	$3,618

Stockholders' deficiency:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
92,933,155 issued and outstanding at March 31, 2006 and
92,333,155 issued and outstanding at December 31, 2005	9,293	9,233
Additional paid in capital	14,691	(3,249)
Accumulated deficit	(29,685)	(9,141)
Total stockholders' deficiency	(5,701)	(3,157)

Total liabilities and stockholders' deficiency	$2,917	$461

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)

Revenue	$0	$0
Costs and expenses:
General and administrative	20,544	2,535
Total costs and expenses	20,544	2,535

Net loss	$(20,544)	$(2,535)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$0.00

Weighted average shares outstanding (basic and diluted)	92,352,935	16,245,623

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(20,544)	$(2,535)
Expenses paid by issuance of common stock	18,000	-
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	0	0
Cash flows used by operating activities	(2,544)	(2,535)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	0
Advances from related party	5,000	2,535
Cash generated by financing activities	5,000	2,535

Change in cash	2,456	0
Cash - beginning of period	461	84
Cash - end of period	$2,917	$84

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements

1. Basis of Presentation

The consolidated financial statements include the accounts of Zaxis International, Inc., a Delaware corporation.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

On November 30, 2004 the board of directors approved and authorized an amendment of our Article of Incorporation to establish a series B convertible preferred stock, par value $0.0001 ("Series B Convertible Preferred Stock"). The holders of the Series B Convertible Preferred Stock shall be entitled to 20 (twenty) votes on all matters submitted to a vote of the stockholders of the Registrant. The holders of Series B Convertible Preferred Stock shall have the right to convert each share into 20 (twenty) shares of common stock upon their written request at any time. On December 7, 2004, the board of directors authorized the issuance of 840,000 shares of Series B Convertible Preferred Stock, which resulted in a change in control.

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

4. New Accounting Standards

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options therefore no charge is required for the three months ended March 31, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.