Form 10QSB
period 2006-06-30
ZAXIS INTERNATIONAL INC
filed 2006-08-11
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

At June 30, 2006, the Registrant had 92,933,155 shares of common stock outstanding.

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

The Company was not able to generate sufficient revenues to support its operating expenses during fiscal year 2002. In addition, the Company was not able to raise additional capital to fund its negative cash flow from operations through borrowings or equity financing to support its business plan. As a result, the Company ceased operations during the fourth quarter in 2002 and filed for bankruptcy petition.

On November 6, 2002, the Registrant filed a petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Northern District of Ohio (case no. 02-55160). During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiary. On October 13, 2004, the Company emerged from bankruptcy.

As a result of the Bankruptcy Court order, Ivo Heiden was appointed to the board of directors of the Registrant. Mr. Heiden was subsequently appointed as sole officers of the Registrant ("Management").

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

As of June 30, 2006, we had current assets consisting of cash in the amount of $323 compared to $461 at December 31, 2005. As of June 30, 2006, we had current liabilities consisting of payables in the amount of $9,118 compared to $3,618 at December 31, 2005.

During the six-month period ended June 30, 2006, we generated cash from financing activities in the amount of $5,000 compared to $5,100 in the prior year, which financing activities consisted of advances from our president.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Registrant did not filed a Form 8-K during the quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden
Ivo Heiden
   President, CFO and Chairman
   Dated: August 10, 2006

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)

Assets
Current assets:
Cash	$323	$461
Total current assets	323	461

Other assets	0	0
Total Assets	$323	$461

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	500	0
Payable-related parties	8,618	3,618
Total current liabilities	$9,118	$3,618

Stockholders' deficiency:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
92,933,155 issued and outstanding at June 30, 2006 and
92,333,155 issued and outstanding at December 31, 2005	9,293	9,233
Additional paid in capital	14,691	(3,249)
Accumulated deficit	(32,779)	(9,141)
Total stockholders' deficiency	(8,795)	(3,157)

Total liabilities and stockholders' deficiency	$323	$461

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	3,094	2,500	23,638	5,035
Total costs and expenses	3,094	2,500	23,638	5,035

Net loss	$(3,094)	$(2,500)	$23,638	$(5,035)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	92,933,155	16,245,623	92,639,822	16,245,623

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(23,638)	$(5,035)
Expenses paid by issuance of common stock	18,000	-
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	500	0
Cash flows used by operating activities	(5,138)	(5,035)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related party	5,000	5,100
Cash generated by financing activities	5,000	5,100

Change in cash	(138)	65
Cash - beginning of period	461	84
Cash - end of period	$323	$149

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month and six-month periods ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the six months ended June 30, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.