Form 10QSB
period 2006-09-30
ZAXIS INTERNATIONAL INC
filed 2006-11-13
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At June September 30, 2006, the Registrant had 92,933,155 shares of common stock outstanding.

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

At September 30, 2006, we had no assets and had current liabilities consisting of payables in the amount of $9,318 compared to $3,618 at December 31, 2005.

During the nine-month period ended September 30, 2006, we generated cash from financing activities in the amount of $5,200 compared to $7,600 in the prior year, which financing activities consisted of advances from our president.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Registrant did not filed a Form 8-K during the quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden
Ivo Heiden
   President, CFO and Chairman
   Dated: November 14, 2006

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)

Assets
Current assets:
Cash	$0	$461
Total current assets	0	461

Other assets	0	0
Total Assets	$0	$461

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	500	0
Payable-related parties	8,818	3,618
Total current liabilities	$9,318	$3,618

Stockholders' deficiency:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
92,933,155 issued and outstanding at September 30, 2006 and
92,333,155 issued and outstanding at December 31, 2005	9,293	9,233
Additional paid in capital	14,691	(3,249)
Accumulated deficit	(33,302)	(9,141)
Total stockholders' deficiency	(9,318)	(3,157)

Total liabilities and stockholders' deficiency	$0	$461

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	523	2,500	24,161	7,535
Total costs and expenses	523	2,500	24,161	7,535

Net loss	$(523)	$(2,500)	$(24,161)	$(7,535)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	92,933,155	16,245,623	92,639,822	16,245,623

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(24,161)	$(7,535)
Expenses paid by issuance of common stock	18,000	0
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	500	0
Cash flows used by operating activities	(5,661)	(7,535)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related party	5,200	7,600
Cash generated by financing activities	5,200	7,600

Change in cash	(461)	65
Cash - beginning of period	461	84
Cash - end of period	$0	$149

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month and nine-month periods ended September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the nine months ended September 30, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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