Form 10KSB
period 2006-12-31
ZAXIS INTERNATIONAL INC
filed 2007-03-30
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2006, the aggregate market value of the 21,133,155 voting common stock held by non-affiliates of the Registrant was approximately $211,331.
At December 31, 2006, the Registrant had 92,933,155 shares of common stock outstanding.
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

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Organizational History and General Background of the Registrant

Zaxis International Inc. was incorporated in Ohio in 1989 and is sometimes referred to herein as "we", "us", "our", "Zaxis", "Company" and the "Registrant". On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company ("InFerGene") and InFerGene changed its name to Zaxis International Inc. For accounting and tax purposes, the merger was treated as a reverse acquisition.

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

On November 6, 2002, the Registrant filed a voluntary petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Northern District of Ohio (case no. 02-55160). As a result , all of the Registrant’s assets and liabilities, including those of its subsidiary, were transferred into the estate of the debtor which estate was administered by the trustee appointed by the US Bankruptcy Court. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiary. On October 13, 2004, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. and confirming that Park Avenue Group, Inc. is a good faith purchaser pursuant to 11 USC Section363(m).

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

As a result of the Bankruptcy Court order, Park Avenue Group appointed Ivo Heiden to the board of director of the Registrant. Mr. Heiden was subsequently appointed as sole officer of the Registrant ("Management").

Business Objectives of the Registrant

As a result of the bankruptcy proceeding, the Registrant has no present operations. Management determined to direct its efforts and limited resources to pursue and effect a business combination.

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

    Effecting a business combination

Prospective buyers of the Company's common stock will invest in the Company without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

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

Employees

Mr. Heiden, our CEO and CFO, is our sole executive officer. Mr. Heiden is not obligated to contribute any specific number of hours per week and intend to devote only as much time as he deem necessary to the Company's affairs. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

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

The Company's officer and director has a 69.51% equity interest in the Company and thus may influence certain actions requiring stockholder vote.

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

Reporting requirements may delay or preclude a business combination

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which annual report must contain the Company's audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 5 days following the closing of a business combination. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

If the Company is deemed to be an investment company, the Company may be required to institute burdensome compliance requirements and the Company's activities may be restricted, which may make it difficult for the Company to enter into a business combination.

• restrictions on the nature of the Company's investments; and
• restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.

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

The public market for our common stock has been very volatile. Over the past two fiscal years and subsequent quarterly periods, the market price for our common stock has ranged from $0.30 to $0.0001 (See "Market for Common Equity and Related Stockholder Matters” on page 12 of this annual report). Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on March 30, 2007 was $0.008 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

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

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2006, no matters were submitted to a vote of the Company's security holders.

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

	Fiscal 2007				Fiscal 2006		Fiscal 2005
	High		Low		High	Low	High	Low
First Quarter ended March 31		$0.014		$0.008	$0.040	$0.020	$0.001	$0.001
Second Quarter ended June 30	$	---	$	---	$0.025	$0.011	$0.001	$0.001
Third Quarter ended September 30	$	---	$	---	$0.011	$0.007	$0.001	$0.001
Fourth Quarter ended December 31	$	---	$	---	$0.015	$0.006	$0.300	$0.020

As of December 31, 2006, our shares of common stock were held by approximately 2,517 stockholders of record. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2006.

Sale of Unregistered Securities

During the three-month period ended December 31, 2006, the Registrant issued no restricted shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

Overview

The Company emerged from bankruptcy in October 2004 and discontinued its former business operations as a result of the bankruptcy proceedings. The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

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

Liquidity and Capital Resources

At present, the Company has no business operations. We are dependent upon interim funding provided by Management or affiliated parties to pay professional fees and expenses. Our Management and affiliated parties have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and affiliated consultants to fulfill its filing obligations under the Exchange Act. At present, the Company has limited financial resources to pay for such services and may be required to issue restricted shares in lieu of cash.

At December 31, 2006, we have had $19 current assets and had $45,895 in current liabilities.

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

Off-Balance Sheet Arrangements

As of December 31, 2006 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2006 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2006 and 2005, and are included elsewhere in this registration statement.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2006 and 2005 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2006 and 2005

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2006, the Company's president and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, the Company's president and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. No changes occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title	Date Became Executive Officer
Ivo Heiden	40	CEO, CFO and Chairman	10/2004

Ivo Heiden, 40, has been CEO, CFO and Chairman of the Registrant since October 2004. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service and reorganizing distressed public companies. Mr. Heiden served as a director of Jeantex Group, a public reporting company from August 2002 to September 2003. Mr. Heiden served as CFO and director of Peregrine Industries, Inc., a public reporting company from March 2004 until February 2006.

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

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2006, 2005 and 2004.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ivo Heiden, CEO, CFO and Chairman (1)	2006	24,000	---	---	---	---
	2005	---	---	---	---	---	---
	2004	---	---	---	---	---	---

(1) Mr. Heiden became the Company's officer and director in October 2004. Mr. Heiden's compensation for serving as the Company's officer accrues at a rate of $2,000 a month.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2006. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Ivo Heiden	64,600,000	69.51%
115 East 57th Street, Suite 1118
New York, NY 10022

Juergen Heiden	7,200,000	7.75%
Dorfstrasse 21
18314 Luedershagen, Germany
Director and Officer (1 person)	64,600,000	69.51%

(1) Applicable percentage ownership is based on 92,931,155 shares of common stock outstanding as of December 31, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2006.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2006 and 2005, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: March 30, 2007

ZAXIS INTERNATIONAL INC.
INDEX TO FINANCIAL STATEMENTS Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders
Zaxis International Inc.

I have audited the accompanying balance sheet of Zaxis International, Inc. as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaxis International, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of November 7, 2002. The impact of this is more fully described in note 1 of the financial statements. Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

Michael F. Cronin, CPA
Rochester, New York

March 30, 2007

Zaxis International Inc.
Balance Sheets Back to Table of Contents

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$19	$461
Total current assets	19	461

Total Assets	$19	$461

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$2,500	$0
Payable-related party	43,395	3,618
Total current liabilities	$45,895	$3,618

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A preferred stock, 1,000,000 authorized, none issued;	-	-
Series B convertible preferred stock, 2,000,000 authorized, none issued;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
92,933,155 issued and outstanding at December 31, 2006 and
92,333,155 issued and outstanding at December 31, 2005	9,293	9,233
Additional paid in capital	14,691	(3,249)
Accumulated deficit	(69,860)	(9,141)
Total Stockholders' Deficiency	(45,876)	(3,157)
Total Liabilities and Stockholders' Deficiency	$19	$461

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statement of Operations Back to Table of Contents

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005

Revenue	$0	$0
Costs and Expenses:
General and administrative	60,719	8,737
Total costs and expenses	60,719	8,737

Net income (loss)	$(60,719)	$(8,737)

Basic and diluted net loss	$0.00	$(0.00)

Weighted average shares outstanding (basic and diluted)	92,786,895	34,082,812

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statement of Cash Flows Back to Table of Contents

	Year ended	Year ended
	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net income loss	$(60,719)	$(8,737)
Expenses paid by issuance of common stock	18,000	-
Adjustments required to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	2,500	0
Cash flows used by operating activities	(40,219)	(8,787)

Cash flows from investing activities:	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	-	5,900
Advances from related parties	39,777	3,214
Cash generated by financing activities	39,777	9,114

Change in cash	(442)	377
Cash - Beginning of period	461	84
Cash - End of period	$19	$461

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Stockholders' Deficiency Back to Table of Contents

			Common Stock		Additional
			Number of	Stated Or	Paid-In	Accumulated
	Shares	Par value	Shares	Par Value	Capital	Deficit
Balance at December 31, 2004	840,000	84	16,245,623	162,456	(162,456)	(404)
Correct to Transfer Agent			287,532	2,875	(2,875)	0
Common stock issued for cash			59,000,000	5,900	-	0
Conversion of preferred stock	(840,000)	(84)	16,800,000	1,680	(1,596)	0
Recapitalization			-	(163,678)	163,678	0
Net loss	-	-	-	-	-	(8,737)
Balance at December 31, 2005	0	0	92,333,155	9,233	(3,249)	(9,141)
Issuance of shares for services			600,000	60	17,940	0
Net loss	-	-	-	-	-	(60,719)
Balance at December 31, 2006	0	$0	92,933,155	$9,293	$14,691	$(69,860)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ZAXIS INTERNATIONAL, Inc.
Background and Significant Accounting Policies Back to Table of Contents
December 31, 2006

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

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123(R), Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 30, 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial.

 In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In May 2006, the FASB issued "SFAS No. 154", "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2006. We adopted SFAS No. 154 on January 1, 2006 with no expected material effect on our financial statements.

Zaxis International Inc.
Notes to Financial Statements
December 31, 2006

1. "Fresh Start" Accounting

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

2. Bankruptcy Proceedings

On November 6, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Northern District of Ohio (case no. 02-55160). On October 13, 2004, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. The material terms of the transaction confirmed by Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and authorized those newly-appointed board of directors be to:

- amend the Article of Incorporation to increase the number of authorized shares to 100,000,000 shares;
- amend the Article of Incorporation to change the par value of our common and preferred stock to $0.0001;
- issue up to 30,000,000 shares of common stock, par value $0.0001 to the new management which management was appointed by the newly-constituted board of directors;
- implement a reverse split of the issued and outstanding shares in a ratio to be determined by the board of directors;
- cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stock; and
- cancel and extinguish all preferred shares of every series and accompanying conversion rights of any kind.

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

3. Income Taxes

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

4. Commitments

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

4. Stockholders' Equity

Common Stock

In November, 2004, we modified our authorized shares of common stock to 100,000,000 par value $0.0001. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.
On March 28, 2006 we issued 600,000 shares in satisfaction of $18,000 due for services rendered. The shares were valued at $0.30 per share which was management’s estimate of fair value at the time of issuance.
On October 4, 2005 we issued 16,800,000 shares upon the conversion of our series B convertible preferred stock. On October 5, 2005 we issued 55,000,000 shares to our officer in satisfaction of $5,500 due on cash advances.

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

The Board of Directors of the Corporation is authorized to issue:

- Up to one million shares of series A preferred stock, $0.0001 par value ("Series A Preferred Stock"), the holders of which shall have the right to appoint one (1) member to the Board of Directors of the Corporation.
- Up to two million shares of series B convertible preferred stock, $0.0001 par value ("Series B Convertible Preferred Stock"). The holders of the Series B Convertible Preferred Stock shall have the following voting rights: Each share of Series B Convertible Preferred Stock shall be entitled to 20 (twenty) votes on all matters submitted to a vote of the stockholders of the Corporation.
In the event the Corporation shall at any time
- declare a dividend on the Common Stock payable in shares of Common Stock,
- subdivide the outstanding shares of Common Stock,
- combine the outstanding shares of Common Stock into a smaller number of shares or
- issue any of its shares of capital stock in a reclassification of the outstanding shares of Common Stock (including any such reclassification in connection with a consolidation or merger in which the Corporation is the continuing or surviving entity), then in each such case the number of votes per share to which holders of shares of Series B Convertible Preferred Stock would have been entitled to immediately prior to such event must be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event. The holders of Series B Convertible Preferred Stock have the right to convert each share into 20 (twenty) shares of Common Stock upon their written request at any time.

Stock Based Compensation

There are no employee or non-employee options granted.