Form 10QSB
period 2007-03-31
ZAXIS INTERNATIONAL INC
filed 2007-05-14
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At March 31, 2007, the Registrant had 92,933,155 shares of common stock outstanding.

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

On November 6, 2002, the Registrant filed a petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Northern District of Ohio. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiary. On October 13, 2004, the Company emerged from bankruptcy.

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

At March 31, 2007, we had $242 in assets and had current liabilities consisting of advances from and accruals due to related parties in the amount of $53,645.

During the three-month period ended March 31, 2007, we generated cash from financing activities in the amount of $1,250 compared to $5,000 in the prior year, which financing activities consisted of advances from our president.

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

The Registrant did not filed a Form 8-K during the quarter ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden
Ivo Heiden
   President, CFO and Chairman
   Dated: May 14, 2007

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)

Assets
Current assets:
Cash	$242	$19
Total current assets	242	19

Other assets	0	0
Total Assets	$242	$19

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	3,000	2,500
Advances from and accruals due to related parties	50,645	43,395
Total current liabilities	$53,645	$45,895

Stockholders' deficiency:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
92,933,155 issued and outstanding at March 31, 2007; and
92,933,155 issued and outstanding at December 31, 2006	9,293	9,293
Additional paid in capital	14,691	14,691
Accumulated deficit	(77,387)	(69,860)
Total stockholders' deficiency	(53,403)	(48,876)

Total liabilities and stockholders' deficiency	$242	$19

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)

Revenue	$0	$0
Costs and expenses:
General and administrative	7,527	20,544
Total costs and expenses	7,527	20,544

Net loss	$(7,527)	$(20,544)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	92,933,155	92,352,935

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,527)	$(20,544)
Expenses paid by issuance of common stock	0	18,000
Fair value of services provided by related parties	6,000	0
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	500	0
Cash flows used by operating activities	(1,027)	(2,544)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	1,250	5,000
Cash generated by financing activities	1,250	5,000

Change in cash	223	2,456
Cash - beginning of period	19	461
Cash - end of period	$242	$2,917

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements

1. Basis of Presentation

The consolidated financial statements include the accounts of Zaxis International, Inc., a Delaware corporation.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2006 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the three months ended March 31, 2007 and 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial

 In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.