Form 10QSB
period 2007-06-30
ZAXIS INTERNATIONAL INC
filed 2007-08-14
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-15476

ZAXIS INTERNATIONAL INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

90 John Street, Suite 626, New York, NY	10038
(Address of Principal Executive Offices)	(ZIP Code)

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

On June 30, 2007, the Registrant had 92,933,155 shares of common stock outstanding.

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

Organizational History and General Background of the Registrant

Zaxis was incorporated in Ohio in 1989 and is domiciled in Delaware. On August 25, 1995, Zaxis merged with and into a subsidiary of The InFerGene Company and InFerGene changed its name to Zaxis International Inc.

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

The Company was not able to generate sufficient revenues to support its operating expenses during fiscal year 2002. In addition, the Company was not able to raise additional capital to fund its negative cash flow from operations through borrowings or equity financing to support its business plan. As a result, the Company ceased operations during the fourth quarter in 2002 and filed for bankruptcy petition. On October 13, 2004, the Company emerged from bankruptcy free and clear of liens, claims and other obligations.

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

On June 30, 2007, we had $4 in assets and had current liabilities consisting of advances from and accruals due to related parties in the amount of $66,595.

During the three-month period ended June 30, 2007, we generated cash from financing activities in the amount of $3,700 compared to $5,000 in the same period in the prior year. Our financing activities consist of advances from our president.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Reports on Form 8-K during the quarter covered by this report: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden
Ivo Heiden
   President, CFO and Chairman
   Dated: August 14, 2007

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)

Assets
Current assets:
Cash	$4	$19
Total current assets	4	19

Other assets	0	0
Total Assets	$4	$19

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	3,000	2,500
Advances from and accruals due to related parties	63,595	43,395
Total current liabilities	$66,595	$45,895

Stockholders' deficiency:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
92,933,155 issued and outstanding at June 30, 2007; and
92,933,155 issued and outstanding at December 31, 2006	9,293	9,293
Additional paid in capital	14,691	14,691
Accumulated deficit	(90,575)	(69,860)
Total stockholders' deficiency	(66,591)	(44,876)

Total liabilities and stockholders' deficiency	$4	$19

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	13,188	3,094	20,715	23,638
Total costs and expenses	13,188	3,094	20,715	23,638

Net loss	$(13,188)	$(3,094)	$(20,715)	$(23,638)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	92,933,155	92,933,155	92,933,155	92,639,822

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(20,715)	$(23,638)
Expenses paid by issuance of common stock	0	18,000
Fair value of services provided by related parties	16,500	0
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	500	500
Cash flows used by operating activities	(3,715)	(5,138))

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	3,700	5,000
Cash generated by financing activities	3,700	5,000

Change in cash	(15)	(138)
Cash - beginning of period	19	461
Cash - end of period	$4	$323

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six month periods ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the six months ended June 30, 2007. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial.

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