Form 10KSB
period 2007-12-31
ZAXIS INTERNATIONAL INC
filed 2008-03-26
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-15476

ZAXIS INTERNATIONAL INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

6399 Wilshire Boulevard, Suite 1019, Los Angeles, CA	90048
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (646) 202-9679

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2007, the aggregate market value of the 21,133,155 voting common stock held by non-affiliates of the Registrant was approximately $211,331.
At December 31, 2007, the Registrant had 99,933,155 shares of common stock outstanding.
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

As a result of the Bankruptcy Court order, Ivo Heiden was appointed to the board of director of the Registrant. Mr. Heiden was subsequently appointed as sole officer of the Registrant ("Management").

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

    Selection of a target business and structuring of a business combination

Management owns 71.65% of the issued and outstanding shares and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

The Company's officer and director has a 71.65% equity interest in the Company and thus may influence certain actions requiring stockholder vote.

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

The public market for our common stock has been very volatile. Over the past two fiscal years and subsequent quarterly periods, the market price for our common stock has ranged from $0.04 to $0.006 (See "Market for Common Equity and Related Stockholder Matters” on page 12 of this annual report). Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on March 14, 2008 was $0.009 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 6399 Wilshire Boulevard, Suite 1019, Los Angeles, CA 90048. These facilities consist of approximately 300 square feet of executive office space. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we will consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2007, no matters were submitted to a vote of the Company's security holders.

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

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.014	$0.008	$0.040	$0.020	$0.001	$0.001
Second Quarter ended June 30	$0.011	$0.007	$0.025	$0.011	$0.001	$0.001
Third Quarter ended September 30	$0.035	$0.008	$0.011	$0.007	$0.001	$0.001
Fourth Quarter ended December 31	$0.031	$0.007	$0.015	$0.006	$0.300	$0.020

As of December 31, 2007, our shares of common stock were held by approximately 2,517 stockholders of record. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2007.

Sale of Unregistered Securities

On December 10, 2007, the Registrant issued 7,000,000 restricted shares to the Registrant's CEO in consideration for the conversion of $35,000 in debt.

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

At December 31, 2007, we have had $170 current assets and had $51,400 in current liabilities.

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

Off-Balance Sheet Arrangements

As of December 31, 2007 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2007 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2007 and 2006, and are included elsewhere in this registration statement.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2007 and 2006 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2007 and 2006

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2007, the Company's president and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, the Company's president and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. No changes occurred in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title	Date Became Executive Officer
Ivo Heiden	41	CEO, CFO and Chairman	10/2004

Ivo Heiden, 41, has been CEO, CFO and Chairman of the Registrant since October 2004. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service and reorganizing distressed public companies. Mr. Heiden was CEO and Chairman of St. Lawrence Energy Corp., a public reporting company, from January 2005 until December 2007. Mr. Heiden served as a director of Jeantex Group, a public reporting company from August 2002 to September 2003. Mr. Heiden served as CFO and director of Peregrine Industries, Inc., a public reporting company from March 2004 until February 2006.

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

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2007, 2006 and 2005.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ivo Heiden, CEO, CFO and Chairman (1)	2007	24,000	---	---	---	---
	2006	24,000	---	---	---	---	---
	2005	---	---	---	---	---	---

(1) Mr. Heiden became the Company's officer and director in October 2004. Mr. Heiden's compensation for serving as the Company's officer accrues at a rate of $2,000 a month.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Ivo Heiden	71,600,000	71.65%
6399 Wilshire Boulevard, Suite 1019
Los Angeles, CA 90048

Juergen Heiden	7,200,000	7.20%
Radenkaempen 19A
17192 Waren (Mueritz), Germany
Director and Officer (1 person)	71,600,000	71.65%

(1) Applicable percentage ownership is based on 99,933,155 shares of common stock outstanding as of December 31, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2007.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2007 and 2006, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

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

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director have filed all reports required under Section 16(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: March 25, 2008

ZAXIS INTERNATIONAL INC.
INDEX TO FINANCIAL STATEMENTS Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Michael F. Cronin
Certified Public Accountant
Rochester, New York

To the Board of Directors and Stockholders
Zaxis International Inc.

I have audited the accompanying balance sheet of Zaxis International, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaxis International, Inc. as of December 31, 2007 and 2006 and the results of its operations, its changes in stockholder’s deficiency and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Michael F. Cronin, CPA
Rochester, New York

March 25, 2008

Zaxis International Inc.
Balance Sheets Back to Table of Contents

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$170	$19
Total current assets	170	19

Total Assets	$170	$19

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$500	$2,500
Advances from and accruals due to related party	50,900	43,395
Total current liabilities	51,400	45,895

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
Series A preferred stock, 1,000,000 authorized, none issued;	-	-
Series B convertible preferred stock, 2,000,000 authorized, none issued;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
99,933,155 issued and outstanding at December 31, 2007 and
92,933,155 issued and outstanding at December 31, 2006	9,993	9,293
Additional paid in capital	48,991	14,691
Accumulated deficit	(110,214)	(69,860)
Total Stockholders' Deficiency	(51,230)	(45,876)
Total Liabilities and Stockholders' Deficiency	$170	$19

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statement of Operations Back to Table of Contents

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Revenue	$0	$0
Costs and Expenses:
General and administrative	40,354	60,719
Total costs and expenses	40,354	60,719

Net income (loss)	$(40,354)	$(60,719)

Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	93,340,357	92,786,895

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statement of Cash Flows Back to Table of Contents

	Year ended	Year ended
	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net loss	$(40,354)	$(60,719)
Expenses paid by issuance of common stock	35,000	18,000
Fair value of services provided by related parties	0	34,000
Expenses paid by related party	2,500	2,577
Adjustments required to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	(2,000)	500
Cash flows used by operating activities	(4,854)	(5,642)

Cash flows from investing activities:	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Advances from related parties	5,005	5,200
Cash generated by financing activities	5,005	5,200

Change in cash	151	(442)
Cash - Beginning of period	19	461
Cash - End of period	$170	$19

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Stockholders' Deficiency Back to Table of Contents

	Common Stock		Additional
	Number of	Stated Or	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit
Balance at December 31, 2005	92,333,155	9,233	(3,249)	(9,141)
Issuance of shares for services	600,000	60	17,940	0
Net loss	-	-	-	(60,719)
Balance at December 31, 2006	92,933,155	9,233	14,691	(69,860)
Issuance of shares for services	7,000,000	700	34,300	0
Net loss	-	-	-	(40,354)
Balance at December 31, 2007	99,933,155	$9,993	$48,991	$(110,214)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ZAXIS INTERNATIONAL, Inc.
Background and Significant Accounting Policies Back to Table of Contents
December 31, 2007

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 27, 2008. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2007.

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

Zaxis International Inc.
Notes to Financial Statements
December 31, 2007

1. “Fresh Start” Accounting

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

We have a current operating loss carry-forward of $13,000 resulting in deferred tax assets of $4,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

5. Stockholders' Equity

Common Stock

In November, 2004, we modified our authorized shares of common stock to 100,000,000 par value $0.0001. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

On December10, 2007 we issued 7,000,000 shares in satisfaction of $35,000 due for services rendered. The shares were valued at $0.05 per share which was management’s estimate of fair value at the time of issuance.

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

6. Related Party Transactions not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder and cash advances made to the company. Such items totaled $7,505 and $7,777 at December 31, 2007 and 2006 respectively.