Form 10-Q
period 2008-06-30
ZAXIS INTERNATIONAL INC
filed 2008-08-13
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

At June 30, 2008, the Registrant had 99,933,155 shares of common stock outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES.	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	6
ITEM 1A.	RISK FACTORS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	6
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	6
ITEM 5.	OTHER INFORMATION.	6
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.	6

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

Ÿ financial condition and results of operation of the target company;
Ÿ growth potential;
Ÿ experience and skill of management and availability of additional personnel;
Ÿ capital requirements;
Ÿ competitive position;
Ÿ stage of development of the products, processes or services;
Ÿ degree of current or potential market acceptance of the products, processes or services;
Ÿ proprietary features and degree of intellectual property or other protection of the products, processes or services;
Ÿ regulatory environment of the industry; and
Ÿ costs associated with effecting the business combination.

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

Ÿ subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
Ÿ result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

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

At June 30, 2008, we had $141 in assets and had current liabilities consisting of advances from and accruals due to related parties in the amount of $68,935.

During the three-month period ended June 30, 2008, we had no material investing and financing activities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

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

/s/ Ivo Heiden
Ivo Heiden
   President, CFO and Chairman
   Dated: August 12, 2008

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)

Assets
Current assets:
Cash	$141	$170
Total current assets	141	170

Other assets	0	0
Total Assets	$141	$170

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$3,500	$500
Advances from and accruals due to related parties	68,935	50,900
Total current liabilities	72,435	45,895

Stockholders' deficiency:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
99,933,155 issued and outstanding at June 30, 2008; and
99,933,155 issued and outstanding at December 31, 2007	9,993	9,993
Additional paid in capital	48,991	48,991
Accumulated deficit	(131,278)	(110,2143)
Total stockholders' deficiency	(72,294)	(51,230)

Total liabilities and stockholders' deficiency	$141	$170

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	9,537	13,188	21,064	20,715
Total costs and expenses	9,537	13,188	21,064	20,715

Net loss	$(9,537)	$(13,188)	$(21,064)	$(20,715)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	99,933,155	92,933,155	99,933,155	92,933,155

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(21,064)	$(20,715)
Expenses paid by issuance of common stock	0	0
Fair value of services provided by related parties	18,000	16,500
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	3,000	500
Cash flows used by operating activities	(64)	(3,715)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	35	3,700
Cash generated by financing activities	35	3,700

Change in cash	(29)	(15)
Cash - beginning of period	170	19
Cash - end of period	$141	$4

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-and six month periods ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

“Fresh Start” Accounting: On November 6, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

4. Related Party Transactions not Disclosed Elsewhere:

Due related parties and Fair value of services: The principal stockholder provided, without cost to the Company, his services and office space. The total of these expenses was $18,000 and $9,000 for six month and three month period ended June 30, 2008, respectively, and was $12,000 and $6,000 for six month and three month period ended June 30, 2007, respectively. These expenses were reflected in the statement of operations as general and administrative expenses.

5. New Accounting Standards

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