Form 10KSB/A
period 2007-12-31
ZAXIS INTERNATIONAL INC
filed 2008-09-12
CIK 797542

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

    Selection of a target business and structuring of a business combination

Management owns 72.86% of the issued and outstanding shares and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

The Company's officer and director has a 72.86% equity interest in the Company and thus may influence certain actions requiring stockholder vote.

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

Reporting requirements may delay or preclude a business combination

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain the Company's audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 5 days following the closing of a business combination. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

Our common stock is currently quoted on the NASD Bulletin Board under the symbol ZXSI, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the NASD Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2007, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2007.

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

Remediation Plan for Certain Weaknesses in the Company’s Disclosure Controls and Procedures

During September 2008, the Company completed the implementation of certain control activities that we believe will prevent or detect certain weaknesses in our disclosure controls and procedures, specifically the preparation and submission to the SEC of the Company’s reports under the Exchange Acts. The Company implemented an additional review process of its reports under the Exchange Act prior to final submission to the SEC of its reports. Management believes that these steps are sufficient to remediate the certain weakness in our disclosure controls and procedures.

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

(1) Applicable percentage ownership is based on 1,051,340 shares of common stock outstanding as of September 12, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: September 12, 2008

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