Form 10-Q
period 2008-09-30
ZAXIS INTERNATIONAL INC
filed 2008-11-13
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At September 30, 2008, the Registrant had 1,049,332 shares of common stock outstanding.

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

    Selection of a target business and structuring of a business combination

Management owns 75.1% of the issued and outstanding shares and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

At September 30, 2008, we had $110 in cash and had current liabilities consisting of advances from and accruals due to related parties in the amount of $82,055.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Ivo Heiden
Ivo Heiden
   President, CFO and Chairman
   Dated: November 12, 2008

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)

Assets
Current assets:
Cash	$110	$170
Total current assets	110	170

Other assets	0	0
Total Assets	$110	$170

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$1,500	$500
Advances from and accruals due to related parties	80,555	50,900
Total current liabilities	82,055	45,895

Stockholders' deficiency:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
1,049,332 issued and outstanding at September 30, 2008; and
999,331 issued and outstanding at December 31, 2007	105	100
Additional paid in capital	71,379	58,884
Accumulated deficit	(153,429)	(110,214)
Total stockholders' deficiency	(81,945)	(51,230)

Total liabilities and stockholders' deficiency	$110	$170

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	22,151	9,527	43,215	30,242
Total costs and expenses	22,151	9,527	43,215	30,242

Net loss	$(22,151)	$(9,527)	$(43,215)	$(30,242)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average shares outstanding
Basic and diluted	1,024,332	999,332	1,007,665	999,332

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(43,215)	$(30,242)
Expenses paid by issuance of common stock	12,500	0
Fair value of services provided by related parties	27,000	25,500
Expenses paid by related party	35	0
Adjustments to reconcile net loss to cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	1,000	500
Cash flows used by operating activities	(2,680)	(4,242)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	2,620	5,005
Cash generated by financing activities	2,620	5,005

Change in cash	(60)	763
Cash - beginning of period	170	19
Cash - end of period	$110	$782

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-and nine month periods ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

“Fresh Start” Accounting: On November 6, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

3. Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to our reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2007.

4. Stockholders' Equity:

Reverse Stock Split

On July 11, 2008 we declared a reverse split of our common stock. The formula provided that every one hundred (100) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective for holders of record at July 11, 2008. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2007.

Common Stock

August 15, 2008, we issued 50,000 shares in exchange for approximately $12,500 of services rendered by Ivo Heiden.

5. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement and compliance expenses paid by affiliates along with an accrual of unpaid services provided by management.

Fair value of services: The principal stockholder provided, without cost to the Company, his services, valued at $3,000 per month through September 30, 2008 which totaled $9,000 and $27,000 for the three and nine-month periods then ended.

6. New Accounting Standards

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Our Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements