Form 10-K
period 2008-12-31
ZAXIS INTERNATIONAL INC
filed 2009-04-09
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2008, the aggregate market value of the 213,340 common stock held by non-affiliates of the registrant was approximately $126,799 based on the asked price of the Registrants common stock on December 31, 2008.  On December 31, 2008, the Registrant had 1,051,417 shares of common stock outstanding.

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

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings.

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

    Selection of a target business and structuring of a business combination

Management owns 73% of the issued and outstanding shares and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS Back to Table of Contents

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

The Company's officer and director has a 73% equity interest in the Company and thus may influence certain actions requiring stockholder vote.

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

The public market for our common stock has been very volatile. Over the past two fiscal years and subsequent quarterly periods, the market price for our common stock has ranged from $0.104 to $1.05 (See "Market for Common Equity and Related Stockholder Matters” on page 12 of this annual report). Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on January 16, 2009 was $0.10 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

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

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

On July 11, 2008, a majority of the Registrant's holder of common stock approved a one for hundred reverse split of the Company's common stock. on July 11, 2008, the consenting stockholder was the record and beneficial owners of 71,600,000 (pre-split shares) of the Registrant's shares of common stock, which shares represented 71.65% of the issued and outstanding shares of the Company.

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

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	High	Low	High	Low	High	Low
First Quarter ended March 31	$1.00	$0.77	$1.40	$0.80	$4.00	$2.00
Second Quarter ended June 30	$1.10	$0.67	$1.10	$0.70	$2.50	$1.10
Third Quarter ended September 30	$1.45	$0.65	$3.50	$0.70	$1.10	$0.70
Fourth Quarter ended December 31	$0.31	$0.10	$3.10	$0.60	$1.50	$0.60

As of December 31, 2008, our shares of common stock were held by approximately 2,517 stockholders of record. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2008.

Sale of Unregistered Securities

On August 18, 2008, the Registrant issued 50,000 restricted shares to the Registrant's CEO in consideration for the conversion of $12,500 in debt.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

Operating Results Data:	2008	2007
Revenues	$0	$0
Net loss	0	0
Net loss per basic common shareholder	(70,300)	(51,222)
Basic weighted average common shares	(0.14)	(0.10)
	513,564	492,611
Financial Position Data:
Total assets	0	0
Total liabilities	110,826	60,526
Stockholders' equity (deficiency)	(91,538)	(51,230)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATION Back to Table of Contents

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

Liquidity and Capital Resources

At present, the Company has no business operations and no material cash resources. We are dependent upon interim funding provided by Management or affiliated parties to pay professional fees and expenses. Our Management and affiliated parties have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and affiliated consultants to fulfill its filing obligations under the Exchange Act. At present, the Company has limited financial resources to pay for such services and may be required to issue restricted shares in lieu of cash.

On December 31, 2008, we have had $117 current assets and had $91,655 in liabilities.

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

Off-Balance Sheet Arrangements

As of December 31, 2008 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2008 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2007 and 2006, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2008 and 2007 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2008 and 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2008, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2008.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title	Date Became Executive Officer
Ivo Heiden	42	CEO, CFO and Chairman	10/2004

Ivo Heiden, 42, has been CEO, CFO and Chairman of the Registrant since October 2004. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service and reorganizing distressed public companies. Mr. Heiden was CEO and Chairman of St. Lawrence Energy Corp., a public reporting company, from January 2005 until December 2007. Mr. Heiden served as a director of Jeantex Group, a public reporting company from August 2002 to September 2003. Mr. Heiden served as CFO and director of Peregrine Industries, Inc., a public reporting company from March 2004 until February 2006.

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director and ten percent (10%) shareholders have filed reports required to be filed under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2008, 2007 and 2006.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ivo Heiden, CEO, CFO and Chairman (1)	2008	24,000	---	---	---	---
	2007	24,000	---	---	---	---	---
	2006	24,000	---	---	---	---	---

(1) Mr. Heiden became the Company's officer and director in October 2004. Mr. Heiden's compensation for serving as the Company's officer accrues at a rate of $2,000 a month.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2008. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

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
17192 Waren an der Müritz, Germany
Director and Officer (1 person)	766,000	72.86%

(1) Applicable percentage ownership is based on 1,051,417 shares of common stock outstanding as of December 31, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

During the last two years, to the knowledge of the Company, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Company was or is a party. Transactions in this context relate to any transaction which exceeds $120,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2008.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2008 and 2007, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: April 8, 2009

ZAXIS INTERNATIONAL INC.
INDEX TO FINANCIAL STATEMENTS Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Michael F. Cronin
Certified Public Accountant
Rochester, New York

To the Board of Directors and Stockholders
Zaxis International Inc.

I have audited the accompanying balance sheet of Zaxis International, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaxis International, Inc. as of December 31, 2008 and 2007 and the results of its operations, its changes in stockholder’s deficiency and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Michael F. Cronin, CPA
Rochester, New York

April 8, 2009

Zaxis International Inc.
Balance Sheets Back to Table of Contents

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$117	$170
Total current assets	117	170

Total Assets	$117	$170

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$2,000	$500
Advances from and accruals due to related party	89,655	50,900
Total current liabilities	91,655	51,400

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,051,417 issued and outstanding at December 31, 2008 and
999,332 issued and outstanding at December 31, 2007	105	9,993
Additional paid in capital	71,379	48,991
Accumulated deficit	(163,022)	(110,214)
Total Stockholders' Deficiency	(91,538)	(51,230)
Total Liabilities and Stockholders' Deficiency	$117	$170

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statement of Operations Back to Table of Contents

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenue	$0	$0
Costs and Expenses:
General and administrative	52,808	40,354
Total costs and expenses	52,808	40,354

Net income (loss)	$(52,808)	$(40,354)

Basic and diluted net loss	$(0.05)	$(0.04)

Weighted average shares outstanding (basic and diluted)	1,018,321	933,404

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statement of Cash Flows Back to Table of Contents

	Year ended	Year ended
	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net loss	$(52,808)	$(40,354)
Expenses paid by issuance of common stock	12,500	35,000
Fair value of services provided by related parties	36,000	0
Expenses paid by related party	35	2,500
Adjustments required to reconcile net loss to cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	1,500	(2,000)
Cash flows used by operating activities	(2,773)	(4,854)

Cash flows from investing activities:	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	2,720	5,005
Cash generated by financing activities	2,720	5,005

Change in cash	(53)	151
Cash - Beginning of period	170	19
Cash - End of period	$117	$170

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Stockholders' Deficiency Back to Table of Contents

	Common Stock		Additional
	Number of	Stated Or	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit
Balance at December 31, 2006	929,332	$93	23,891	(69,860)
Issuance of shares for services	70,000	7	34,993	0
Net loss	-	-	-	(40,354)
Balance at December 31, 2007	999,332	100	58,884	(110,214)
Conversion of related party debt	50,000	5	12,495	-
Shares issued due to rounding	2,085	-	-	-
Net loss	-	-	-	(52,808)
Balance at December 31, 2008	1,051,417	$105	$71,379	$(163,022)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ZAXIS INTERNATIONAL, Inc.
Background and Significant Accounting Policies Back to Table of Contents
December 31, 2008

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 27, 2009. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to our reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred December 31, 2006.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2008.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Zaxis International Inc.
Notes to Financial Statements
December 31, 2008

1. “Fresh Start” Accounting:

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

We have a current operating loss carry-forward of $ 13,000 resulting in deferred tax assets of $4,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

Common Stock

On December 10, 2007 we issued 70,000 shares in satisfaction of $35,000 due for services rendered. The shares were valued at $0.50 per share which was management’s estimate of fair value at the time of issuance.
On August 15, 2008 we issued 50,000 shares in satisfaction of $12,500 due for services rendered. The shares were valued at $0.25 per share which was management’s estimate of fair value at the time of issuance.

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

6. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder cash advances made to the company as well as the fair value of services provided without cost and the use of office space provided without cost. Such items totaled $89,655 and $50,900 at December 31, 2008 and 2007 respectively.