Form 10-Q
period 2009-03-31
ZAXIS INTERNATIONAL INC
filed 2009-05-20
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

On March 31, 2009, the Registrant had 1,073,126 shares of common stock outstanding.

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

    Selection of a target business and structuring of a business combination

Management owns 72% of the issued and outstanding shares and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

On March 31, 2009, we had $729 in assets and had current liabilities consisting mainly of advances from and accruals due to related parties in the amount of $103,855.

During the three-month period ended March 31, 2009, we received advances from related parties in the amount of $700. We had no other financing activities and no investing activities.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit No.	Description
31	Certification of CEO/CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ivo Heiden
Ivo Heiden
   President, CFO and Chairman
   Dated: May 20, 2009

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)

Assets
Current assets:
Cash	$729	$117
Total current assets	729	117

Other assets	0	0
Total Assets	$729	$117

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$4,500	$2,000
Advances from and accruals due to related parties	99,355	89,655
Total current liabilities	103,855	91,655

Stockholders' deficiency:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
1,073,126 issued and outstanding at March 31, 2009; and
1,051,417 issued and outstanding at December 31, 2008	107	105
Additional paid in capital	73,548	71,379
Accumulated deficit	(176,781)	(163,022)
Total stockholders' deficiency	(103,126)	(91,538)

Total liabilities and stockholders' deficiency	$729	$117

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Revenue	$0	$0
Costs and expenses:
General and administrative	13,759	11,527
Total costs and expenses	13,759	11,527

Net loss	$(13,759)	$(11,527)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	1,064,443	999,332

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(13,759)	$(11,527)
Expenses paid by issuance of common stock	2,171	0
Fair value of services provided by related parties	9,000	9,000
Expenses paid by related party	2,500	0
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	0	2,500
Cash flows used by operating activities	(88)	(27)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	700	0
Cash generated by financing activities	700	0

Change in cash	612	(27)
Cash - beginning of period	117	170
Cash - end of period	$729	$143

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements
March 31, 2009

1. Basis of Presentation

The consolidated financial statements include the accounts of Zaxis International, Inc., a Delaware corporation.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2008 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

“Fresh Start” Accounting: On November 6, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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