Form 10-Q
period 2009-06-30
ZAXIS INTERNATIONAL INC
filed 2009-08-14
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

On June 30, 2009, the Registrant had 1,073,126 shares of common stock outstanding.

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

On June 30, 2009, we had no assets and had current liabilities consisting mainly of payables and advances from and accruals due to related parties in the amount of $112,855. During the six-month period ended June 30, 2009, we received advances from related parties in the amount of $700. We had no other financing activities and no investing activities.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

/s/ Ivo Heiden
Ivo Heiden
   President, CFO and Chairman
   Dated: August 14, 2009

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)

Assets
Current assets:
Cash	$0	$119
Total current assets	0	119

Other assets	0	0
Total Assets	$0	$119

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$4,500	$2,000
Advances from and accruals due to related parties	108,355	89,655
Total current liabilities	112,855	91,655

Stockholders' deficiency:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
1,073,126 issued and outstanding at June 30, 2009; and
1,051,417 issued and outstanding at December 31, 2008	107	105
Additional paid in capital	73,548	71,379
Accumulated deficit	(186,510)	(163,020)
Total stockholders' deficiency	(112,855)	(91,536)

Total liabilities and stockholders' deficiency	$0	$119

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	9,729	9,537	23,488	21,064
Total costs and expenses	9,729	9,537	23,488	21,064

Net loss	$(9,729)	$(9,537)	$(23,488)	$(21,064)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	1,073,126	999,332	1,068,784	999,332

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(23,488)	$(21,064)
Expenses paid by issuance of common stock	2,171	0
Fair value of services provided by related parties	18,000	18,000
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	2,500	3,000
Cash flows used by operating activities	(817)	(64)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	700	35
Cash generated by financing activities	700	35

Change in cash	(117)	(29)
Cash - beginning of period	117	170
Cash - end of period	$0	$141

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements
June 30, 2009

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

“Fresh Start” Accounting: On November 6, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

2. Bankruptcy Proceedings

On November 6, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Northern District of Ohio (case no. 02-55160). On October 13, 2004, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. The material terms of the transaction confirmed by Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and authorized those newly-appointed board of directors be to:

•amend the Article of Incorporation to increase the number of authorized shares to 100,000,000 shares;
•amend the Article of Incorporation to change the par value of our common and preferred stock to $0.0001;
•issue up to 30,000,000 shares of common stock, par value $0.0001 to the new management which management was appointed by the newly-constituted board of directors;
•implement a reverse split of the issued and outstanding shares in a ratio to be determined by the board of directors;
•cancel and extinguish all common share conversion rights of any kind, including without limitation, warrants, options, convertible bonds, other convertible debt instruments and convertible preferred stock; and
•cancel and extinguish all preferred shares of every series and accompanying conversion rights of any kind.

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