Form 10-Q
period 2009-09-30
ZAXIS INTERNATIONAL INC
filed 2009-11-13
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

On September 30, 2009, the Registrant had 1,073,126 shares of common stock outstanding.

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

On September 30, 2009, we had no assets and had current liabilities consisting mainly of payables and advances from and accruals due to related parties in the amount of $122,355. During the nine-month period ended September 30, 2009, we received advances from related parties in the amount of $700. We had no other financing activities and no investing activities.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

/s/ Ivo Heiden
Ivo Heiden
   President, CFO and Chairman
   Dated: November 13, 2009

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)

Assets
Current assets:
Cash	$0	$117
Total current assets	0	117

Other assets	0	0
Total Assets	$0	$117

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$5,000	$2,000
Advances from and accruals due to related parties	117,355	89,655
Total current liabilities	122,355	91,655

Stockholders' deficiency:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value;
1,073,126 issued and outstanding at September 30, 2009; and
1,051,417 issued and outstanding at December 31, 2008	107	105
Additional paid in capital	73,548	71,379
Accumulated deficit	(196,010)	(163,022)
Total stockholders' deficiency	(122,355)	(91,538)

Total liabilities and stockholders' deficiency	$0	$117

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2009

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	9,500	22,151	32,988	43,215
Total costs and expenses	9,500	22,151	32,988	43,215

Net loss	$(9,500)	$(22,151)	$(32,988)	$(43,215)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding
Basic and diluted	1,073,126	1,024,332	1,070,061	1,007,665

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(32,988)	$(43,215)
Expenses paid by issuance of common stock	2,171	12,500
Fair value of services provided by related parties	27,000	27,000
Expenses paid by related party	3,000	35
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	0	1,000
Cash flows used by operating activities	(817)	(2,680)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related party	700	2,620
Cash generated by financing activities	700	2,620

Change in cash	(117)	(60)
Cash - beginning of period	117	170
Cash - end of period	$0	$110

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements
September 30, 2009

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

“Fresh Start” Accounting: On November 6, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

5. Related Party Transactions not Disclosed Elsewhere

Due To Related Parties: Amounts due to related parties consist of corporate reinstatement expenses paid by the principal shareholder, cash advances made to the Company as well as the fair value of services provided without cost and the use of office space provided without cost. Such items totaled $117,655 and 50,900 at September 30, 2009. We expensed the fair value of services by an accrual of $9,000 and $27,000 for the three and nine month interim periods ended September 30, 2009.