Form 10-K
period 2009-12-31
ZAXIS INTERNATIONAL INC
filed 2010-04-15
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2009, the aggregate market value of the 235,126 common stock held by non-affiliates of the registrant was approximately $23,000 based on the asked price of the Registrants common stock on December 31, 2009. On December 31, 2009, the Registrant had 1,373,126 shares of common stock outstanding.

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

The Company's officer and director has a 83% equity interest in the Company and thus may influence certain actions requiring stockholder vote.

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

The public market for our common stock has been very volatile. Over the past three fiscal years and subsequent quarterly periods, the market price for our common stock has ranged from $0.10 to $3.50 (See "Market for Common Equity and Related Stockholder Matters” on page 12 of this annual report). Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on December 8, 2009 was $0.11 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

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

None.

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

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.10	$0.10	$1.00	$0.77	$1.40	$0.80
Second Quarter ended June 30	$0.11	$0.10	$1.10	$0.67	$1.10	$0.70
Third Quarter ended September 30	$0.11	$0.10	$3.50	$0.65	$3.50	$0.70
Fourth Quarter ended December 31	$0.11	$0.10	$0.31	$0.10	$3.10	$0.60

As of December 31, 2009, our shares of common stock were held by approximately 2,517 stockholders of record. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2009.

Sale of Unregistered Securities

On December 10, 2009, the Registrant issued 300,000 restricted shares to the Registrant's CEO in consideration for the conversion of $24,000 in debt.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

None.

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

On December 31, 2009, we have had no current assets and had $108,905 in liabilities.

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

Off-Balance Sheet Arrangements

As of December 31, 2009 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2009 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2009 and 2008, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2009 and 2008 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2009 and 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2009, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2009.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title	Date Became Executive Officer
Ivo Heiden	43	CEO, CFO and Chairman	10/2004

Ivo Heiden, 42, has been CEO, CFO and Chairman of the Registrant since October 2004. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service and reorganizing distressed public companies. Mr. Heiden was CEO and Chairman of St. Lawrence Energy Corp., a public reporting company, from January 2005 until December 2007. Mr. Heiden served as a director of Jeantex Group, a public reporting company from August 2002 to September 2003. Mr. Heiden serves on the board of directors of Peregrine Industries, Inc., a public reporting company from March 2004 until February 2006.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2009, 2008 and 2007.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ivo Heiden, CEO, CFO and Chairman (1)	2009	24,000	---	---	---	---
	2008	24,000	---	---	---	---	---
	2007	24,000	---	---	---	---	---

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2009. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Ivo Heiden	1,066,000	83%
6399 Wilshire Boulevard, Suite 1019
Los Angeles, CA 90048

Juergen Heiden	72,000	6.7%
Radenkaempen 19A
17192 Waren an der Mueritz, Germany
Director and Officer (1 person)	1,138,000	90%

(1) Applicable percentage ownership is based on 1,373,126 shares of common stock outstanding as of December 31, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2009.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2009 and 2008, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: April 15, 2010

ZAXIS INTERNATIONAL INC.
INDEX TO FINANCIAL STATEMENTS Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Michael F. Cronin
Certified Public Accountant
Rochester, New York

To the Board of Directors and Stockholders
Zaxis International Inc.

I have audited the accompanying balance sheet of Zaxis International, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaxis International, Inc. as of December 31, 2009 and 2008 and the results of its operations, its changes in stockholder’s deficiency and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

April 13, 2010

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant
NY, FL

Zaxis International Inc.
Balance Sheets Back to Table of Contents

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$0	$117
Total current assets	0	117

Total Assets	$0	$117

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$5,500	$2,000
Accrued expenses	1,050	0
Advances from and accruals due to related party	67,355	89,655
Total current liabilities	73,905	91,655

Convertible note	35,000	0

Total liabilities	108,905	91,655

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,373,126 issued and outstanding at December 31, 2009 and
1,051,417 issued and outstanding at December 31, 2008	137	105
Additional paid in capital	97,518	71,379
Accumulated deficit	(206,560)	(163,022)
Total Stockholders' Deficiency	(108,905)	(91,538)
Total Liabilities and Stockholders' Deficiency	$0	$117

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statement of Operations Back to Table of Contents

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Revenue	$0	$0
Costs and Expenses:
General and administrative	42,488
Interest	1,050	52,808
Total costs and expenses	43,538	52,808

Net income (loss)	$(43,538)	$(52,808)

Basic and diluted net loss	$(0.04)	$(0.05)

Weighted average shares outstanding (basic and diluted)	1,088,413	1,018,321

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statement of Cash Flows Back to Table of Contents

	Year ended	Year ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net loss	$(43,538)	$(52,808)
Expenses paid by issuance of common stock	2,171	12,500
Fair value of services provided by related parties	36,000	36,000
Adjustments required to reconcile net loss to cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	4,548	1,500
Cash flows used by operating activities	(819)	(2,773)

Cash flows from investing activities:	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	700	2,720
Cash generated by financing activities	700	2,720

Change in cash	(119)	(53)
Cash - Beginning of period	119	170
Cash - End of period	$0	$117

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Stockholders' Deficiency Back to Table of Contents

	Common Stock		Additional
	Number of	Stated Or	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit
Balance at December 31, 2007	999,332	$100	58,884	(110,214)
Conversion of related party debt	50,000	5	12,495	-
Shares issued due to rounding	2,085	-	-	-
Net loss	-	-	-	(52,808)
Balance at December 31, 2008	1,051,417	105	71,379	(163,022)
Shares issued for services	21,709	2	2,169	-
Conversion of related party debt	300,000	30	23,970	-
Net loss	-	-	-	(43,538)
Balance at December 31, 2009	1,373,126	$137	$97,518	$(206,560)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ZAXIS INTERNATIONAL, Inc.
Background and Significant Accounting Policies Back to Table of Contents
December 31, 2009

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

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 13, 2010. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2009 or 2008.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry forwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2006. We are not under examination by any jurisdiction for any tax year. At December 31, 2009 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on January 1, 2010. SFAS 165 affects disclosures only Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Zaxis International Inc.
Notes to Financial Statements
December 31, 2009

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

We have a current operating loss carry-forward of $ 19,000 resulting in deferred tax assets of $6,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

Reverse Stock Split

On July 11, 2008 we declared a reverse split of our common stock. The formula provided that every one hundred (100) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective for holders of record at July 11, 2008. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2008.

On August 15, 2008 we issued 50,000 shares in satisfaction of $12,500 due for services rendered. The shares were valued at $0.25 per share which was management’s estimate of fair value at the time of issuance.

On February 6, 2009 we issued 21,709 shares valued at $2,171 for consulting services rendered. The shares were valued at $0.10 per share which was management’s estimate of fair value at the time of issuance.

On December 10, 2009 we issued 300,000 shares to our officer in connection with the conversion of $24,000 in debt to the officer at $0.08 per share.

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

6. Convertible Note to Related party

In 2009, we issued a convertible promissory note in the amount of $35,000 to our President. The note bear interests at 12% per annum until paid or converted. Interest is payable upon the maturity date (December 31, 2010). The initial conversion rate is $0.10 per share (subject to standard anti-dilution provisions). The note formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years.

The convertible debt securities were issued with a non-detachable conversion feature. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

In accordance SFAS No. 133, we evaluate that the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option (if applicable), and the redemption option (collectively, the debt features) contained in the terms governing the Note to determine whether they are or are not clearly and closely related to the characteristics of the Note. Accordingly, if the features qualify as embedded derivative instruments at issuance and, furthermore if they do or do not qualify for any scope exception within SFAS No. 133 (paragraphs 12-32), then they are required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

The values ascribed to the note, the conversion feature of the note, other potential embedded derivative features, and common stock follow the guidance of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments .. The Company evaluated the embedded conversion feature and determined its effect based on EITF Issue No. 00-19. In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and the embedded conversion feature, be bifurcated, and initially recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations.

In accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” we determined that the convertible notes did not contains an embedded beneficial conversion feature. The effective conversion price exceeded the stock price on the valuation date

7. Related Party Transactions not Disclosed Elsewhere:

Fair value of services: The principal stockholder provided, without cost to the Company, his services and office space. The total of these expenses was $36,000 for 2009 and 2008, respectively, and was reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due related parties consist of corporate regulatory compliance expenses paid directly by and cash advances received from affiliates as well as accruals for the fair value of services described above.