Form 10-Q
period 2010-03-31
ZAXIS INTERNATIONAL INC
filed 2010-05-13
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

On March 31, 2010, the Registrant had 1,373,126 shares of common stock outstanding.

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

    Selection of a target business and structuring of a business combination

Management owns 82% of the issued and outstanding shares and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

On March 31, 2010, we had no assets and had total liabilities consisting mainly of advances from and accruals due to related parties in the amount of $121,455.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
   Dated: May 13, 2010

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets Back to Table of Contents
	March 31, 2010
	(Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$3,500	$5,500
Accrued expenses	2,100	1,050
Advances from and accruals due to related party	80,855	67,355
Total current liabilities	86,455	73,905

Convertible note	35,000	35,000

Total liabilities	121,455	108,905

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,373,126 issued and outstanding at March 31, 2010 and
1,373,126 issued and outstanding at December 31, 2009	137	137
Additional paid in capital	97,518	97,518
Accumulated deficit	(219,110)	(206,560)
Total Stockholders' Deficiency	(121,455)	(108,905)
Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Revenue	$0	$0
Costs and expenses:
General and administrative	11,500	13,757
Interest expenses	1,050	0
Total costs and expenses	12,550	13,759

Net loss	$(12,550)	$(13,759)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	1,373,126	1,064,443

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,550)	$(13,759)
Expenses paid by issuance of common stock	0	2,171
Fair value of services provided by related parties	9,000	9,000
Expenses paid by related party	0	2,500
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	3,550	0
Cash flows used by operating activities	0	(88)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	700
Cash generated by financing activities	0	700

Change in cash	0	612
Cash - beginning of period	0	117
Cash - end of period	$0	$729

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements
March 31, 2010

1. Basis of Presentation

The consolidated financial statements include the accounts of Zaxis International, Inc., a Delaware corporation.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2009 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

“Fresh Start” Accounting: On November 6, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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