Form 10-Q
period 2010-06-30
ZAXIS INTERNATIONAL INC
filed 2010-08-09
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

On June 30, 2010, the Registrant had 1,373,126 shares of common stock outstanding.

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

    Selection of a target business and structuring of a business combination

Management owns 87% of the issued and outstanding shares and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

On June 30, 2010, we had no assets and had total liabilities consisting mainly of advances from and accruals due to related parties in the amount of $132,234.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: August 9, 2010

Unaudited Interim Financial Statements Back to Table of Contents

Zaxis International Inc.
Balance Sheets Back to Table of Contents
	June 30, 2010
	(Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$4,000	$5,500
Accrued expenses	3,150	1,050
Advances from and accruals due to related party	90,084	67,355
Total current liabilities	97,234	73,905

Convertible note	35,000	35,000

Total liabilities	132,234	108,905

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,373,126 issued and outstanding at June 30, 2010 and
1,373,126 issued and outstanding at December 31, 2009	137	137
Additional paid in capital	97,518	97,518
Accumulated deficit	(229,889)	(206,560)
Total Stockholders' Deficiency	(132,234)	(108,905)
Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	9,729	9,729	21,229	23,488
Interest expenses	1,050	-	2,100	-
Total costs and expenses	10,779	9,729	23,329	23,488

Net loss	$(10,779)	$(9,729)	$(23,329)	$(23,488)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	1,373,126	1,073,126	1,373,126	1,068,784

See notes to unaudited interim financial statements.

Zaxis International Inc.
Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,550)	$(23,488)
Expenses paid by issuance of common stock	0	2,171
Fair value of services provided by related parties	18,000	18,000
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	5,329	2,500
Cash flows used by operating activities	0	(817)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	700
Cash generated by financing activities	0	700

Change in cash	0	(117)
Cash - beginning of period	0	117
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements
June 30, 2010

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

“Fresh Start” Accounting: On November 6, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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