Form 10-K
period 2010-12-31
ZAXIS INTERNATIONAL INC
filed 2011-03-31
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2010, the aggregate market value of the 307,126 common stock held by non-affiliates of the registrant was approximately $21,499 based on the asked price of the Registrants common stock on December 31, 2010. On December 31, 2010, the Registrant had 1,495,126 shares of common stock outstanding.

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

On November 6, 2002, the Registrant filed a voluntary petition under the U.S. Bankruptcy Code. On October 13, 2004, the Company emerged from bankruptcy free and clear of liens, claims and other obligations.

On October 13, 2004, Ivo Heiden was appointed to the board of director of the Registrant. Mr. Heiden was subsequently appointed as sole officer of the Registrant ("Management").

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

The Company's officer and director has a 80% equity interest in the Company and thus may influence certain actions requiring stockholder vote.

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

The public market for our common stock has been very volatile. Over the past three fiscal years and subsequent quarterly periods, the market price for our common stock has ranged from $0.10 to $3.50 (See "Market for Common Equity and Related Stockholder Matters” on page 12 of this annual report). Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on march 7, 2010 was $0.30 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

The Company's shares of common stock are quoted on the FINRA Bulletin Board, which limits the liquidity and price of the Company's common stock.

The Company's shares of common stock are traded on the FINRA Bulletin Board, an FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the FINRA Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. There is currently no active trading market in the Company's common stock. There can be no assurance that there will be an active trading market for the Company's common stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

Our common stock is currently quoted on the FINRA Bulletin Board under the symbol ZXSI, an FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the FINRA Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.11	$0.03	$1.10	$0.10	$1.00	$0.77
Second Quarter ended June 30	$0.11	$0.03	$0.11	$0.10	$1.10	$0.67
Third Quarter ended September 30	$0.07	$0.03	$0.11	$0.10	$3.50	$0.65
Fourth Quarter ended December 31	$0.08	$0.07	$0.11	$0.10	$0.31	$0.10

As of December 31, 2010, our shares of common stock were held by approximately 2,517 stockholders of record. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc. Phone (801) 571-8844.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2010.

Sale of Unregistered Securities

On July 1, 2010, the Registrant issued 122,000 restricted shares to the Registrant's CEO in consideration for the conversion of $9,760 in debt.

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

On December 31, 2010, we have had no current assets and had $143,849 in liabilities.

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

Off-Balance Sheet Arrangements

As of December 31, 2010 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2010 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2010 and 2009, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2010 and 2009 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2010 and 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2010, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2010.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title	Date Became Executive Officer
Ivo Heiden	44	CEO, CFO and Chairman	10/2004

Ivo Heiden, 44, has been CEO, CFO and Chairman of the Registrant since October 2004. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service and reorganizing distressed public companies. Since December 2009 Mr. Heiden has been serving on the board of directors of Peregrine Industries, Inc., a public reporting company. Mr. Heiden was CEO and Chairman of St. Lawrence Energy Corp., a public reporting company, from January 2005 until December 2007.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2010, 2009 and 2008.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ivo Heiden, CEO, CFO and Chairman (1)	2010	24,000	---	---	---	---
	2009	24,000	---	---	---	---	---
	2008	24,000	---	---	---	---	---

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2010. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Ivo Heiden	1,188,000	80%
6399 Wilshire Boulevard, Suite 1019
Los Angeles, CA 90048
Director and Officer (1 person)	1,188,000	80%

(1) Applicable percentage ownership is based on 1,495,126 shares of common stock outstanding as of December 31, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed John A. Braden, P.C. as independent public accountant for the fiscal year ended December 31, 2010. Our financial statements for the year ended December 31, 2009 were audited by Michael F. Cronin, CPA.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by John A. Braden, P.C. and Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other services rendered by John A. Braden, P.C. and Michael F. Cronin, CPA during those periods.

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: March 31, 2011

ZAXIS INTERNATIONAL INC.
INDEX TO FINANCIAL STATEMENTS Back to Table of Contents

JOHN A. BRADEN, P.C.
A Professional Corporation
____________________________________________________________________________________________________________
Member of the Texas Society of    Member of the American Institute
Certified Public Accountants    Certified Public Accountant of Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Zaxis International Inc.

We have audited the accompanying consolidated balance sheet of Zaxis International Inc. as of December 31, 2010 and the related statement of operations, stockholders’ equity (deficiency), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zaxis International Inc. as of December 31, 2010 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

March 31, 2011.

John A. Braden, P.C.
Houston, Texas

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

April 13, 2010

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant
NY, FL

Zaxis International Inc.
Balance Sheets Back to Table of Contents

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable - trade	$-	$5,500
Accrued interest	5,250	1,050
Advances from and accruals due to related party	103,599	67,355
Total current liabilities	108,849	73,905

Convertible note	35,000	35,000

Total liabilities	143,849	108,905

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,495,126 issued and outstanding at December 31, 2010 and
1,373,126 issued and outstanding at December 31, 2009	149	137
Additional paid in capital	107,266	97,518
Accumulated deficit	(251,264)	(206,560)
Total Stockholders' Deficiency	(143,849)	(108,905)
Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statement of Operations Back to Table of Contents

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Revenue	$0	$0
Costs and Expenses:
General and administrative	50,504	42,488
Interest	4,200	1,050
Total costs and expenses	44,704	43,538

Net income (loss)	$(44,704)	$(43,538)

Basic and diluted net loss	$(0.03)	$(0.04)

Weighted average shares outstanding (basic and diluted)	1,435,630	1,088,413

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statement of Cash Flows Back to Table of Contents

	Year ended	Year ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net loss	$(44,704)	$(43,538)
Expenses paid by issuance of common stock	0	2,171
Fair value of services provided by related parties	36,000	36,000
Expenses paid by related party	5,275	-
Adjustments required to reconcile net loss to cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	(3,429)	4,548
Cash flows used by operating activities	0	(819)

Cash flows from investing activities:	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	700
Cash generated by financing activities	0	700

Change in cash	0	(119)
Cash - Beginning of period	0	119
Cash - End of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Stockholders' Deficiency Back to Table of Contents

	Common Stock		Additional
	Number of	Stated Or	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit
Balance at December 31, 2007	999,332	$100	58,884	(110,214)
Conversion of related party debt	50,000	5	12,495	-
Shares issued due to rounding	2,085	-	-	-
Net loss	-	-	-	(52,808)
Balance at December 31, 2008	1,051,417	105	71,379	(163,022)
Shares issued for services	21,709	2	2,169	-
Conversion of related party debt	300,000	30	23,970	-
Net loss	-	-	-	(43,538)
Balance at December 31, 2009	1,373,126	137	97,518	(206,560)
Conversion of related party debt	122,000	12	9,748	-
Net loss	-	-	-	(44,704)
Balance at December 31, 2010	1,495,126	$149	$107,266	$(251,264)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ZAXIS INTERNATIONAL, INC.
Background and Significant Accounting Policies Back to Table of Contents
December 31, 2010

The Company

Zaxis International Inc.("International") was incorporated in California in 1984 and subsequently changed its domicile to Delaware in 1985. Prior to ceasing its operations in 2002, Zaxis manufactured and distributed products used in a molecular separation process known as electrophoresis, a procedure used in research, industrial and clinical laboratories worldwide.

Bankruptcy Proceedings: On November 6, 2002, the Registrant filed for bankruptcy under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Northern District of Ohio. On October 13, 2004, the Company emerged from bankruptcy Court.

Basis of Presentation: We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

Significant Accounting Policies:

Use of Estimates : The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents : For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment: New property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets : We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation , and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services . All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options therefore no charge is required for the year ended December 31, 2010. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Fair Value Accounting: On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 157,  Fair Value Measurements  (“SFAS 157”) (as amended by FSP No. 157-2), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In addition, on January 1, 2009, we adopted Statement of Financial Accounting Standards No. 159,  The Fair Value Option for Financial Assets and Financial Liabilities  (“SFAS 159”).  Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We did not elect to use the fair value option.  Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

Fair Value of Financial Instruments : Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share : Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. We consummated a 1 for 100 reverse split on July 11, 2008, which became effective on August 4, 2008. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2007.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2010 or 2009.

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

In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at December 31, 2010 and 2009.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock : We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock . This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on December 31, 2009. SFAS 165 affects disclosures only .

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Zaxis International Inc.
Notes to Financial Statements
December 31, 2010

1. “Fresh Start” Accounting:

On November 7, 2002 in connection with the Company emerging from bankruptcy we adopted "fresh-start" accounting in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." All results for periods subsequent to November 7, 2002 are referred to as those of the "Successor Company".

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

2. Income Taxes:

The Company has a net operating loss carryovers available to reduce future income taxes. We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that our net operating loss carry-forwards will not be utilized. Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization. The Company is not under examination by any jurisdiction for any tax year. At December 31, 2010 and 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

3. Commitments:

The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

Common Stock

In November 2004, we modified our authorized shares of common stock to 100,000,000, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock.

Preferred Stock

In November 2004, we modified our authorized preferred shares to 10,000,000, par value $0.0001. The preferred shares may be issued in one or more series. The Board of Directors of the Corporation is authorized to fix the powers, preferences, rights, qualifications, limitations or restrictions of the preferred shares and any series thereof pursuant to Section 151 of the Delaware General Corporation Law. As of December 31, 2010, there are no preferred shares issued and outstanding.

Reverse Stock Split

On July 11, 2008 we declared a reverse split of our common stock. The formula provided that every one hundred (100) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting fractional share ownership interest was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective for holders of record at July 11, 2008. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2008.

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
On December 10, 2009 we issued 300,000 shares to our officer in connection with the conversion of $24,000 in debt at $0.08 per share.
On July 1, 2010 we issued 122,000 shares to our officer in connection with the conversion of $9,760 in debt at $0.08 per share.

Stock Based Compensation

There are no employee or non-employee options granted.

5. Convertible Note to Related party

In 2009, we issued a convertible promissory note in the amount of $35,000 to our President. The note bears interests at 12% per annum until paid or converted. Interest is payable upon the maturity date (December 31, 2011). The initial conversion rate is $0.10 per share (subject to standard anti-dilution provisions). The note formalized a like amount due through the accretion of cash advances covering several years.

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

In accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” we determined that the convertible notes did not contains an embedded beneficial conversion feature. The effective conversion price exceeded the stock price on the valuation date

6. Related Party Transactions not Disclosed Elsewhere:

Fair value of services: The principal stockholder provided, without cost to the Company, his services and office space. The total of these expenses was $36,000 for 2010 and 2009, respectively, and was reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due related parties consist of corporate regulatory compliance expenses paid directly by and cash advances received from affiliates as well as accruals for the fair value of services described above.