Form 10-Q
period 2011-03-31
ZAXIS INTERNATIONAL INC
filed 2011-05-13
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

On March 31, 2011, the Registrant had 1,695,126 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Zaxis International Inc.
Balance Sheets Back to Table of Contents
		December 31, 2010
	March 31, 2011	(Audited)
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$2,500	$-
Accrued interest expenses	6,300	5,250
Advances from and accruals due to related party	98,999	103,599
Total current liabilities	107,799	108,849

Non-current liabilities owed to related party, convertible note	35,000	35,000

Total liabilities	142,799	143,849

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,695,126 issued and outstanding at March 31, 2011 and
1,495,126 issued and outstanding at December 31, 2010	169	149
Additional paid in capital	121,246	107,266
Accumulated deficit	(264,214)	(251,264)
Total Stockholders' Deficiency	(142,799)	(143,849)
Total Liabilities and Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations Back to Table of Contents

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

Revenue	$0	$0
Costs and expenses:
General and administrative	11,900	11,500
Costs and expenses	11,900	11,500

Interest expenses	1,050	1,050

Net income (loss)	$(12,950)	$(12,550)

Earnings (loss) per share, basic	$(0.01)	$(0.01)

Weighted average number of shares outstanding	1,515,126	1,373,126

See notes to unaudited interim financial statements

Zaxis International Inc.
Statement of Cash Flows Back to Table of Contents

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,950)	$(12,550)
Expenses paid by issuance of common stock	0	0
Non-cash contribution expense from related party	9,000	9,000
Expenses paid by related party	0	0
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued liabilities	3,950	3,550
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements
March 31, 2011 Back to Table of Contents

1. Basis of Presentation

The consolidated financial statements include the accounts of Zaxis International, Inc., a Delaware corporation.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2010 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

“Fresh Start” Accounting: We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

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

3. New Accounting Standards

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

4. Related Party Transactions not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of corporate expenses paid by the principal shareholder, cash advances made to the company as well as the fair value of services provided without cost and the use of office space provided without cost. Such items totaled $98,999 at March 31, 2011. We expensed the fair value of services by an accrual of $9,000 for the three-month period ended March 31, 2011.

5. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of November 7, 2002, the Company has accumulated losses aggregating to $264,214 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2011, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

On March 31, 2011, we had no assets and had total liabilities consisting mainly of advances from and accruals due to related parties in the amount of $42,799.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
   Dated: May 13, 2011