Form 10-Q
period 2011-06-30
ZAXIS INTERNATIONAL INC
filed 2011-07-28
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

On June 30, 2011, the Registrant had 1,695,126 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Zaxis International Inc.
Balance Sheets Back to Table of Contents
		December 31, 2010
	June 30, 2011	(Audited)
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$500	$-
Accrued interest expenses	7,350	5,250
Advances from and accruals due to related party	110,529	103,599
Total current liabilities	118,379	108,849

Non-current liabilities owed to related party, convertible note	35,000	35,000

Total liabilities	153,379	143,849

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,695,126 issued and outstanding at June 30, 2011 and
1,495,126 issued and outstanding at December 31, 2010	169	149
Additional paid in capital	121,246	107,266
Accumulated deficit	(274,794)	(251,264)
Total Stockholders' Deficiency	(153,379)	(143,849)
Total Liabilities and Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations Back to Table of Contents

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	9,530	9,729	21,430	21,229
Interest expenses	1,050	1,050	2,100	2,100
Total costs and expenses	10,580	10,779	23,530	23,329

Net loss	$(10,580)	$(10,779)	$(23,530)	$(23,329)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding
Basic and diluted	1,695,126	1,373,126	1,607,835	1,373,126

See notes to unaudited interim financial statements.

Zaxis International Inc.
Statement of Cash Flows Back to Table of Contents

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(23,530)	$(23,329)
Expenses paid by issuance of common stock	0	0
Fair value of services provided by related parties	18,000	18,000
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	5,530	5,329
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Financial Statements
June 30, 2011 Back to Table of Contents

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

“Fresh Start” Accounting: We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

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

3. New Accounting Standards

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There was no change in the Company’s financial statements as a result of this standard.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. No change resulted from this change.

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

4. Related Party Transactions not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of corporate expenses paid by the principal shareholder, cash advances made to the company as well as the fair value of services provided without cost and the use of office space provided without cost. Such items totaled $110,529 at June 30, 2011. We expensed the fair value of services by an accrual of $9,000 for the three-month period ended June 30, 2011.

5. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of November 7, 2002, the Company has accumulated losses aggregating to $274,794 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2011, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

On June 30, 2011, we had no assets and had total liabilities consisting mainly of advances from and accruals due to related parties in the amount of $153,379.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: July 27, 2011