Form 10-Q
period 2011-09-30
ZAXIS INTERNATIONAL INC
filed 2011-11-14
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On September 30, 2011, the Registrant had 1,695,126 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Zaxis International Inc.
Balance Sheets Back to Table of Contents
		December 31, 2010
	September 30, 2011	(Audited)
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$500	$0
Accrued interest expenses	9,100	5,250
Advances from and accruals due to related party	70,029	103,599
Total current liabilities	79,629	108,849

Non-current liabilities - related party, convertible notes	85,000	35,000

Total liabilities	164,629	143,849

Stockholders' deficiency:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,695,126 issued and outstanding at September 30, 2011 and
1,495,126 issued and outstanding at December 31, 2010	169	149
Additional paid in capital	121,246	107,266
Accumulated deficit	(286,044)	(251,264)
Total Stockholders' Deficiency	(164,629)	(143,849)
Total Liabilities and Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations Back to Table of Contents

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	9,500	9,500	30,930	30,729
Interest expenses	1,750	1,050	3,850	3,150
Total costs and expenses	11,250	10,550	34,780	33,879

Net loss	$(11,250)	$(10,550)	$(34,780)	$(33,879)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	1,695,126	1,495,126	1,635,785	1,414,696

See notes to unaudited interim financial statements.

Zaxis International Inc.
Statement of Cash Flows Back to Table of Contents

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(34,780)	$(33,879)
Expenses paid by issuance of common stock	0	0
Fair value of services provided by related parties	27,000	27,000
Expenses paid by related party	-	3,500
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued expenses	7,780	3,379
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Financial Statements
September 30, 2011 Back to Table of Contents

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies are described in the “Notes to the Financial Statements” in the 2010 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

“Fresh Start” Accounting: We adopted "fresh-start" accounting as of November 7, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by ASC 805, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before November 6, 2002 was $0. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

Accounting Policies

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

Fair Value of Financial Instruments : ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011.These financial instruments include, accounts payable, and accrued expenses,. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share : Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding during the period ended September 30, 2011 or 2010.

Income Taxes: The Company accounts for income taxes in accordance with ASC # 740, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Note 2. Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-14 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively; therefore, the Company will adopt ASU 2011-04 in its first quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

Note 3. Convertible Note to Related Party:

On October 2, 2009, we issued one convertible promissory note in the amount of $35,000 to our President. The note bears interests at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2012. The initial conversion rate is $0.10 per share.

On August 1, 2011, we issued one convertible promissory note in the amount of $50,000 to our President. The note bears interests at 12% per annum until paid or converted. Interest is payable upon the maturity date at December 31, 2013. The initial conversion rate is $0.03 per share.

The notes formalize a like amount of cash advances and the fair value of services provided without cost covering several years.

In accordance Accounting Standard Codification ( “ASC # 815”), Accounting for Derivative Instruments and Hedging Activities, we evaluated  the holder’s non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments.

Note 4. Related Party Transactions:

Fair value of services:

The executive officer provides services to the Company, which services are accrued and are valued at $2,000 in month. The total of these accrued expenses was $18,000 for the nine months ended September 30, 2011 and is reflected in the statement of operations as general and administrative expenses.

An entity affiliated with President provided office space valued at $1,000 per month or $9,000 for the nine months ended September 30, 2011. This amount was also reflected in the statement of operations as general and administrative expenses.

Due Related Parties:

Amounts due related parties consist of the fair value of services provided by our CEO and the fair value of services provided by an entity affiliated with the CEO. These items due totaled $70,029 at September 30, 2011 and $103,599 at September 30, 2010.

5. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of November 7, 2002, the Company has accumulated losses aggregating to $286,044 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2011, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

On September 30, 2011, we had no assets and had total liabilities consisting mainly of convertible notes. advances from and accruals due to related parties in the amount of $164,629.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: November 14, 2011