Form 10-Q
period 2012-03-31
ZAXIS INTERNATIONAL INC
filed 2012-05-14
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On March 31, 2012, the Registrant had 1,695,126 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Zaxis International Inc.
Balance Sheets Back to Table of Contents
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$2,500	$-
Accrued interest	14,200	11,650
Convertible notes	85,000	85,000
Advances from and accruals due to related party	89,029	80,029
Total current liabilities	190,729	176,679

Stockholders' deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,695,126 issued and outstanding at March 31, 2012 and
1,695,126 issued and outstanding at December 31, 2011	169	169
Additional paid in capital	121,246	121,246
Accumulated deficit	(312,144)	(298,094)
Total Shareholders' deficit	(190,729)	(176,679)
Total Liabilities and Stockholders' Deficit	$0	$0

See notes to unaudited interim financial statements.

Zaxis International Inc.
Statements of Operations Back to Table of Contents

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Revenue	$0	$0

Costs and expenses:
General and administrative	11,500	11,900
Interest expenses	2,550	1,050
Costs and expenses	14,050	12,950

Net loss	$(14,050)	$(12,950)

Loss per share, basic	$(0.01)	$(0.01)

Weighted average number of shares outstanding	1,695,126	1,515,126

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Cash Flows Back to Table of Contents

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(14,050)	$(12,950)
Expenses paid by issuance of common stock	0	0
Non-cash contribution expense from related party	9,000	9,000
Expenses paid by related party	0	0
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable and accrued liabilities	5,050	3,950
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements
March 31, 2012 Back to Table of Contents

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses, has negative operational cash flows and has no revenues. The future of the Company is dependent upon Management success in its efforts and limited resources to pursue and effect a business combination.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies are described in the “Notes to the Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2012 or 2011.

Reclassification: Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at March 31, 2012 and 2011.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory note in the amount of $35,000. The note bears interest of 12% per annum until paid or converted. Interest is payable upon the maturity date (December 31, 2012). The conversion rate is $0.10 per share. The note was issued in consideration of cash advances made and for services provided to the Company by our President.

On August 1, 2011, we issued a convertible promissory note in the amount of $50,000. The note bears interests of 12% per annum until paid or converted. Interest is payable upon the maturity date (December 31, 2012). The conversion rate is $0.03 per share. The note was issued in consideration for cash advances made and for services provided to the Company by our President.

In accordance Accounting Standard Codification ( “ASC # 815”), Accounting for Derivative Instruments and Hedging Activities, we evaluated the holder’s non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted for as derivative financial instruments. Additionally, since the conversion price of the two notes represented the fair market value of the Company’s common stock at the time of issuance, no beneficial conversion feature exists.

Note 5. Related Party Transactions

Fair value of services: Our President provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses was $6,000 for the period ended March 31, 2012 and 2011, and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company’s President provided office space to the Company valued at $1,000 per month. The total of $3,000 during the period ended March 31, 2012 and 2011 was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due related parties consist of fair value of services provided by our President, accrued office space expenses, corporate regulatory compliance expenses and cash advances received from our President.

Such items due totaled $89,029 at March 31, 2012 and $80,029 at December 31, 2011.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of March 31, 2012. The Company has no non-cancellable operating leases.

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

    Effecting a business combination

Prospective investors in the Company's common stock will invest in the Company without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly traded company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

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

    Probable lack of business diversification

We may seek to effect business combinations with more than one target business. It is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

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

On March 31, 2012, we had no assets and had total current liabilities of $155,729 consisting of $89,029 in advances from and accruals due to related parties, short-term notes in the amount of $85,000, accrued interest expenses of $14,200 and accounts payable of $2,500.

In connection with our plan to seek new business opportunities and/or effecting a business combination, we may determine to seek to raise funds from the sale of restricted stock or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. Our limited resources may make it difficult to borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
   Dated: May 14, 2012