Form 10-Q
period 2012-09-30
ZAXIS INTERNATIONAL INC
filed 2012-11-13
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

On November 12, 2012, the Registrant had 1,695,126 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Zaxis International Inc.
Balance Sheets Back to Table of Contents
	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$500	$0
Accrued interest	19,300	11,650
Convertible notes	85,000	85,000
Advances from and accruals due to related party	110,029	80,029
Total current liabilities	214,829	176,679

Stockholders' deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,695,126 issued and outstanding at September 30, 2012 and
1,695,126 issued and outstanding at December 31, 2011	169	169
Additional paid in capital	121,246	121,246
Accumulated deficit	(336,244)	(298,094)
Total Shareholders' Deficit	(214,829)	(176,679)
Total Liabilities and Stockholders' Deficit	$0	$0

See notes to unaudited interim financial statements.

Zaxis International Inc.
Statements of Operations Back to Table of Contents

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	9,500	9,500	30,500	30,930
Interest expenses	2,550	1,750	7,650	3,850
Total costs and expenses	12,050	11,250	38,150	34,780

Net loss	$(12,050)	$(11,250)	$(38,150)	$(34,780)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	1,695,126	1,695,126	1,695,126	1,635,785

See notes to unaudited interim financial statements.

Zaxis International Inc.
Statements of Cash Flows Back to Table of Contents

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(38,150)	$(34,780)
Non-cash contributed services from related party	27,000	27,000
Adjustments to reconcile net loss to cash used in operating activities:
Increase in accounts payable and accrued liabilities	11,150	7,780
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements
September 30, 2012 Back to Table of Contents

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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies are described in the “Notes to the Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of September 30, 2012 or 2011.

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

ASC#740 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at September 30, 2012 and 2011.

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

Note 5. Related Party Transactions

Fair value of services: Our President provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses was $18,000 for the period ended September 30, 2012 and 2011, and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company’s President provided office space to the Company valued at $1,000 per month. The total of $9,000 during the period ended September 30, 2012 and 2011 was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due related parties consist of fair value of services provided by our President, accrued office space expenses, corporate regulatory compliance expenses and cash advances received from our President.

Such items due totaled $110,029 at September 30, 2012 and $80,029 at December 31, 2011.

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

On September 30, 2012, we had no assets and had total current liabilities of $214,829 consisting of $110,029 in advances from and accruals due to related parties, short-term notes in the amount of $85,000, accrued interest expenses of $19,300 and accounts payable of $500.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

None.

ITEM 4. MINE SAFETY DISCLOSURE. Back to Table of Contents

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
   Dated: November 12, 2012