Form 10-K
period 2012-12-31
ZAXIS INTERNATIONAL INC
filed 2013-03-29
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On March 28, 2013, the aggregate market value of the 307,126 common stock held by non-affiliates of the registrant was approximately $21,499 based on the asked price of the Registrants common stock on March 28, 2013. On March 15, 2013, the Registrant had 1,695,126 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)or a smaller reporting company.

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

The public market for our common stock has been very volatile. Over the past three fiscal years and subsequent quarterly periods, the market price for our common stock has ranged from $0.10 to $0.70 (See "Market for Common Equity and Related Stockholder Matters” on page 12 of this annual report). Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on November 29, 2012 was $0.12 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

The Company's shares of common stock are quoted on the OTCQB market, which limits the liquidity and price of the Company's common stock.

The Company's shares of common stock are traded on the OTCQB market. Quotation of the Company's securities on the OTCQB market limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. There is currently no active trading market in the Company's common stock. There can be no assurance that there will be an active trading market for the Company's common stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 6230 Wilshire Boulevard, Suite 46, Los Angeles, CA 90048. These facilities consist of approximately 300 square feet of executive office space. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we will consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURES Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

Our common stock is currently quoted on the OTCQB market under the symbol ZXSI. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.06	$0.06	$0.30	$0.03	$0.11	$0.03
Second Quarter ended June 30	$0.06	$0.06	$0.30	$0.03	$0.11	$0.03
Third Quarter ended September 30	$0.70	$0.07	$0.11	$0.10	$0.07	$0.03
Fourth Quarter ended December 31	$0.12	$0.07	$0.11	$0.10	$0.08	$0.07

As of December 31, 2012, our shares of common stock were held by approximately 2,517 stockholders of record. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc. Phone (801) 571-8844.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2012.

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

On December 31, 2012, we have had no current assets and had $227,379 in liabilities consisting of $750 trade accounts payable, $21,850 in accrued interest expenses, two convertible notes totaling $85,000 and accruals due to related party of $119,779.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the year ended December 31, 2012 with an explanatory paragraph on going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2012, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2012 and 2011, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2012 and 2011 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2012 and 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2012, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2012.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title	Date Became Executive Officer
Ivo Heiden	46	CEO, CFO and Chairman	10/2004

Ivo Heiden, 46, has been CEO, CFO and Chairman of the Registrant since October 2004. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service and reorganizing distressed public companies. Since December 2009 Mr. Heiden has been serving on the board of directors of Peregrine Industries, Inc., a public reporting company. Mr. Heiden was CEO and Chairman of St. Lawrence Energy Corp., a public reporting company, from January 2005 until December 2007.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2012, 2011 and 2010.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ivo Heiden, CEO, CFO and Chairman (1)	2012	24,000	---	---	---	---
	2011	24,000	---	---	---	---	---
	2010	24,000	---	---	---	---	---

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2012. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

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
6230 Wilshire Boulevard, Suite 46
Los Angeles, CA 90048
Director and Officer (1 person)	1,388,000	83%

(1) Applicable percentage ownership is based on 1,695,126 shares of common stock outstanding as of December 31, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

On March 22, 2011, the Registrant issued 200,000 restricted shares to the Registrant's CEO in consideration for the conversion of $14,000 in debt.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal year ended December 31, 2012 and 2011.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by McConnell & Jones, LLP during those periods.

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Audit fees (1)	$4,500	$4,000
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: March 28, 2013

ZAXIS INTERNATIONAL INC.
INDEX TO FINANCIAL STATEMENTS Back to Table of Contents

McConnell & Jones LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Zaxis International, Inc.

We have audited the accompanying balance sheets of Zaxis International, Inc. (“the Company”) as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaxis International, Inc. at December 31, 2012 and 2011, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the financial statements, the Company had incurred a loss, had negative cash flow from operating activities and no revenue during the year ended December 31, 2012 and 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas
March 28, 2013

3040 Post Oak Blvd., Suite 1600
Houston, TX 77056
Phone: 713.968.1600
Fax: 713.968.1601

Zaxis International Inc.
Balance Sheets Back to Table of Contents

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$750	$-
Accrued interest	21,850	11,650
Convertible Notes	85,000	85,000
Advances from and accruals due to related party	119,779	80,029
Total current liabilities	227,379	176,679

Total liabilities	227,379	176,679

Stockholders' deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,695,126 issued and outstanding at December 31, 2012 and
1,695,126 issued and outstanding at December 31, 2011	169	169
Additional paid in capital	121,246	121,246
Accumulated deficit	(348,794)	(298,094)
Total Shareholders' Deficit	(227,379)	(176,679)
Total Liabilities and Stockholders' Deficit	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Operations Back to Table of Contents

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Revenue	$0	$0
Costs and Expenses:
General and administrative	40,500	40,430
Interest	10,200	6,400
Total costs and expenses	50,700	46,830

Net loss	$(50,700)	$(46,830)

Basic and diluted net loss	$(0.03)	$(0.03)

Weighted average shares outstanding (basic and diluted)	1,695,126	1,662,800

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Cash Flows Back to Table of Contents

	Year ended	Year ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net loss	$(50,700)	$(46,830)
Fair value of services provided by related party	36,000	36,000
Expenses paid by related party	3,750	4,430
Adjustments required to reconcile net loss to cash used in operating activities:
Increase in accounts payable and accrued expenses	10,950	6,400
Cash flows used by operating activities	0	0

Cash flows from investing activities:	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statement of Stockholders' Deficit Back to Table of Contents

	Common Stock		Additional		Total
	Number of	Stated Or	Paid-In	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance at December 31, 2010	1,495,126	$149	$107,266	$(251,264)	$(143,849)
Conversion of related party debt	200,000	20	13,980	-	14,000
Net loss	-	-	-	(46,830)	(46,830)
Balance at December 31, 2011	1,695,126	$169	$121,246	$(298,094)	$(176,679)
Net loss	-	-	-	(50,700)	(50,700)
Balance at December 31, 2012	1,695,126	$169	$121,246	$(348,794)	$(227,379)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ZAXIS INTERNATIONAL INC.
Notes to the Financial Statements
December 31, 2012
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

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with Accounting Standard Codification (“ASC”) 505-50, Accounting for Stock-Based Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2012 or 2011.

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

ASC#740 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at December 31, 2012 and 2011.

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

Preferred Stock

The articles of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended December 31, 2012 and 2011.

Note 5. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory note in the amount of $35,000. The note bears interests of 12% per annum until paid or converted. Interest is payable upon the maturity date (December 31, 2013). The conversion rate is $0.10 per share. The note was issued in consideration of cash advances made and for services provided to the Company by our President.

On August 1, 2011, we issued a convertible promissory note in the amount of $50,000. The note bears interests of 12% per annum until paid or converted. Interest is payable upon the maturity date (December 31, 2013). The conversion rate is $0.03 per share. The note was issued in consideration for cash advances made and for services provided to the Company by our President.

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

Note 6. Related Party Transactions

Fair value of services: Our President provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses was $24,000 for the year 2012 and 2011, respectively, and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company’s President provided office space to the Company valued at $1,000 per month. The total of $12,000 during 2012 and 2011 was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due related parties consist of fair value of services provided by our President, accrued office space expenses, corporate regulatory compliance expenses and cash advances received from our President.

Such items due totaled $119,779 at December 31, 2012 and $80,029 at December 31, 2011.

In March 2011, we issued 200,000 shares to our sole officer in connection with the conversion of $14,000 in debt at $0.07 per share.

Note 7. Commitments and Contingencies

There are no pending or threatened legal proceedings as of December 31, 2012. The Company has no non-cancellable operating leases.