Form 10-Q
period 2013-03-31
ZAXIS INTERNATIONAL INC
filed 2013-05-09
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission file number: 0-15476

ZAXIS INTERNATIONAL INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

6230 Wilshire Blvd., Suite 46, Los Angeles, CA	90048
(Address of Principal Executive Offices)	(ZIP Code)

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

On May 9, 2013, the Registrant had 1,695,126 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Zaxis International Inc.
Balance Sheets Back to Table of Contents
	March 31, 2013
	(Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$0	$750
Accrued interest	24,400	21,850
Convertible Notes	85,000	85,000
Advances from and accruals due to related party	132,479	119,779
Total current liabilities	241,879	227,379

Total liabilities	241,879	227,379

Stockholders' deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;	-	-
1,695,126 issued and outstanding at March 31, 2013 and December 31, 2012	169	169
Additional paid in capital	121,246	121,246
Accumulated deficit	(363,294)	(348,794)
Total Stockholders' Deficit	(241,879)	(227,379)
Total Liabilities and Stockholders' Deficit	$0	$0

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations Back to Table of Contents

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Revenue	$0	$0

Costs and expenses:
General and administrative	11,950	11,500
Interest expenses	2,550	2,550
Costs and expenses	14,500	14,050

Net loss	$(14,500)	$(14,050)

Loss per share, basic	$(0.01)	$(0.01)

Weighted average number of shares outstanding	1,695,126	1,695,126

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Cash Flows Back to Table of Contents

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(14,500)	$(14,050)
Non-cash contribution expense from related party	9,000	9,000
Expenses paid by related party	3,700	0
Adjustments to reconcile net loss to cash used in operating activities:
Increase in accrued liabilities	1,800	5,050
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements
March 31, 2013
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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies are described in the “Notes to Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

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

ASC#740 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at March 31, 2013 and 2012.

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

Note 5. Related Party Transactions

Fair value of services: Our President provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses was $6,000 for the period ended March 31, 2013 and 2012, and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company’s President provided office space to the Company valued at $1,000 per month. The total of $3,000 during the period ended March 31, 2013 and 2012 was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due related parties consist of fair value of services provided by our President, accrued office space expenses, corporate regulatory compliance expenses and cash advances received from our President.

Such items due totaled $132,479 at March 31, 2013 and $119,779 at December 31, 2012.

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

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or those additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

On March 31, 2013, we had no assets and had total current liabilities of $241,879 consisting of $132,479 in advances from and accruals due to related parties, short-term notes in the amount of $85,000, accrued interest expenses of $24,400.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE Back to Table of Contents

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
   Dated: May 9, 2013