Form 10-Q
period 2013-06-30
ZAXIS INTERNATIONAL INC
filed 2013-08-12
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

On August 12, 2013, the Registrant had 1,695,126 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Zaxis International Inc.
Balance Sheets Back to Table of Contents
	June 30, 2013
	(Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$0	$750
Accrued interest	26,950	21,850
Convertible Notes	85,000	85,000
Advances from and accruals due to related party	142,229	119,779
Total current liabilities	254,179	227,379

Total liabilities	254,179	227,379

Stockholders' deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,695,126 issued and outstanding at June 30, 2013 and December 31, 2012	169	169
Additional paid in capital	121,246	121,246
Accumulated deficit	(375,594)	(348,794)
Total Stockholders' Deficit	(254,179)	(227,379)
Total Liabilities and Stockholders' Deficit	$0	$0

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations Back to Table of Contents

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	9,750	9,500	21,700	21,000
Interest expenses	2,550	2,550	5,100	5,100
Total costs and expenses	12,300	12,050	26,800	26,100

Net loss	$(12,300)	$(12,050)	$(26,800)	$(26,100)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	1,695,126	1,695,126	1,695,126	1,695,126

See notes to unaudited interim financial statements.

Zaxis International Inc.
Statements of Cash Flows Back to Table of Contents

	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(26,800)	$(26,100)
Non-cash expense for services from related party	18,000	18,000
Expenses paid by related party	4,450	0
Adjustments to reconcile net loss to cash used in operating activities:
Increase in accrued liabilities	4,350	8,100
Cash flows used by operating activities	0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements
June 30, 2013
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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies are described in the “Notes to Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

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

ASC#740 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2013 and 2012.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory note in the amount of $35,000. The note bears interest of 12% per annum until paid or converted. Interest is payable upon the maturity date on December 31, 2013. The conversion rate is $0.10 per share. The note was issued in consideration of cash advances made and for services provided to the Company by our President.

On August 1, 2011, we issued a convertible promissory note in the amount of $50,000. The note bears interests of 12% per annum until paid or converted. Interest is payable upon the maturity date on December 31, 2013. The conversion rate is $0.03 per share. The note was issued in consideration for cash advances made and for services provided to the Company by our President.

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

Note 5. Related Party Transactions

Fair value of services: Our President provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses was $12,000 for the period ended June 30, 2013 and 2012, and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company’s President provided office space to the Company valued at $1,000 per month. The total of $6,000 during the period ended June 30, 2013 and 2012 was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due related parties consist of fair value of services provided by our President, accrued office space expenses, corporate regulatory compliance expenses and cash advances received from our President.

Such items due totaled $142,229 at June 30, 2013 and $119,779 at December 31, 2012.

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

On June 30, 2013, we had no assets and had total current liabilities of $254,179 consisting of $142,229 in advances from and accruals due to related parties, short-term notes in the amount of $85,000, accrued interest expenses of $26,950.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   Dated: August 12, 2013