Form 10-Q
period 2013-09-30
ZAXIS INTERNATIONAL INC
filed 2013-11-13
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On November 13, 2013, the Registrant had 1,695,126 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	September 30, 2013
	(Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$0	$750
Accrued interest	29,500	21,850
Convertible Notes	85,000	85,000
Advances from and accruals due to related party	151,979	119,779
Total current liabilities	266,479	227,379

Total liabilities	266,479	227,379

Stockholders' deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	0	0
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,695,126 issued and outstanding at September 30, 2013 and December 31, 2012	169	169
Additional paid in capital	121,246	121,246
Accumulated deficit	(387,894)	(348,794)
Total Stockholders' Deficit	(266,479)	(227,379)
Total Liabilities and Stockholders' Deficit	$0	$0

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	9,750	9,500	31,450	30,500
Interest expense	2,550	2,550	7,650	7,650
Total costs and expenses	12,300	12,050	39,100	38,150

Net loss	$(12,300)	$(12,050)	$(39,100)	$(38,150)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	1,695,126	1,695,126	1,695,126	1,695,126

See notes to unaudited interim financial statements.

Zaxis International Inc.
Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(39,100)	$(38,150)
Non-cash contributed services from related party	27,000	27,000
Adjustments to reconcile net loss to cash used in operating activities:
Increase in accounts payable and accrued liabilities	6,900	8,150
Cash flows used by operating activities	(5,200)	(3,000)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related party	5,200	3,000
Cash generated by financing activities	5,200	3,000

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements
September 30, 2013

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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP). In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies are described in the “Notes to Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by US GAAP. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments: Accounting Standard Codification (ASC) 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

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

ASC 740 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at September 30, 2013 and December 31, 2012.

Impact of recently issued accounting standards: There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

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

In accordance to “ASC # 815”, Accounting for Derivative Instruments and Hedging Activities, we evaluated the holder’s non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted for as derivative financial instruments. Additionally, since the conversion price of the two notes represented the fair market value of the Company’s common stock at the time of issuance, no beneficial conversion feature exists.

Note 5. Related Party Transactions

Fair value of services: Our President provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses was $6,000 and $18,000 for the three and nine months ended September 30, 2013 and 2012, respectively, and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company’s President provided office space to the Company valued at $1,000 per month. The total of $3,000 and $9,000 during the three and nine months ended September 30, 2013 and 2012, respectively, was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due to Related Parties: Amounts due related parties consist of fair value of services provided by our President, accrued office space expenses, corporate regulatory compliance expenses and cash advances received from our President.

Such items due totaled $151,979 at September 30, 2013 and $119,779 at December 31, 2012.

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

Results of Operations during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012

We had no revenues during the three months ended September 30, 2013 and 2012. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the three-month period ended September 30, 2013, we incurred a net loss of $12,300 due to general and administrative expenses of $9,750 and interest expenses of $2,550 compared to a net loss of $12,050 due to general and administrative expenses of $9,500 and interest expenses of $2,550 during the same period in the prior year.

Results of Operations during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

We had no revenues during the nine month periods ended September 30, 2013 and 2012. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the nine-month period ended September 30, 2013, we incurred a net loss of $39,100 due to general and administrative expenses of $31,450 and interest expenses of $7,650 compared to a net loss of $38,150 due to general and administrative expenses of $30,500 and interest expenses of $7,650 during the same period in the prior year.

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

On September 30, 2013, we had no assets and had total current liabilities of $266,479 consisting of $151,979 in advances from and accruals due to related parties, short-term notes in the amount of $85,000, accrued interest expenses of $29,500.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
   CEO and CFO
   Dated: November 13, 2013