Form 10-K
period 2013-12-31
ZAXIS INTERNATIONAL INC
filed 2014-03-24
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On March 21, 2014, the aggregate market value of the 307,126 common stock held by non-affiliates of the registrant was approximately $21,499 based on the asked price of the Registrants common stock on March 21, 2014. On March 21, 2014, the Registrant had 1,695,126 shares of common stock outstanding.

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

The public market for our common stock has been very volatile. Over the past three fiscal years and subsequent quarterly periods, the market price for our common stock has ranged from $0.10 to $0.70 (See "Market for Common Equity and Related Stockholder Matters” on page 12 of this annual report). Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on February 25, 2014 was $0.14 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

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

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.70	$0.12	$0.06	$0.06	$0.30	$0.03
Second Quarter ended June 30	$0.70	$0.12	$0.06	$0.06	$0.30	$0.03
Third Quarter ended September 30	$0.34	$0.12	$0.70	$0.07	$0.11	$0.10
Fourth Quarter ended December 31	$0.12	$0.11	$0.12	$0.07	$0.11	$0.10

As of December 31, 2013, our shares of common stock were held by approximately 2,517 stockholders of record. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc. Phone (801) 571-8844.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2013.

Sale of Unregistered Securities

None.

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

Results of Operations during the year ended December 31, 2013 as compared to the year ended December 31, 2012

We have not generated any revenues during the years 2013 and 2012. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the year ended December 31, 2013, we incurred $51,400 in net loss due to general and administrative expenses of $41,200 and interest expenses of $10,200 compared to a net loss during the year ended December 31, 2012 of $50,700 mainly due to general and administrative expenses of $40,500 and interest expenses of $10,200.

Our general and administrative expenses increased by $700 or 1.7% during the year ended December 31, 2013 as compared to the same period in the prior year mainly due to an increase in accounting fees. During the twelve months ended December 31, 2013, our interest expenses were $10,200 and did not increase as compared to the same period in the prior year.

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

On December 31, 2013, we have had no current assets and had $278,779 in liabilities consisting of $32,050 in accrued interest expenses, two convertible notes totaling $85,000 and accruals due to related party of $161,729.

We offset our negative cash flow from operations of $5,950 during the year 2013 through advances made by our president.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the year ended December 31, 2013 with an explanatory paragraph on going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2013, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2013 and 2012, and are included elsewhere in this annual report.

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

McConnell & Jones LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Zaxis International, Inc.

We have audited the accompanying balance sheets of Zaxis International, Inc. (“the Company”) as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaxis International, Inc. at December 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the financial statements, the Company had incurred a loss, had negative cash flow from operating activities and no revenue during the years ended December 31, 2013 and 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas
March 21, 2014

3040 Post Oak Blvd., Suite 1600
Houston, TX 77056
Phone: 713.968.1600
Fax: 713.968.1601

Zaxis International Inc.
Balance Sheets Back to Table of Contents

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$0	$750
Accrued interest	32,050	21,850
Convertible Notes	85,000	85,000
Advances from and accruals due to related party	161,729	119,779
Total current liabilities	278,779	227,379

Total liabilities	278,779	227,379

Stockholders' deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;
1,695,126 issued and outstanding at December 31, 2013 and
1,695,126 issued and outstanding at December 31, 2012	169	169
Additional paid in capital	121,246	121,246
Accumulated deficit	(400,194)	(348,794)
Total Shareholders' Deficit	(278,779)	(227,379)
Total Liabilities and Stockholders' Deficit	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Operations Back to Table of Contents

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Revenue	$0	$0
Costs and Expenses:
General and administrative	41,200	40,500
Interest	10,200	10,200
Total costs and expenses	51,400	50,700

Net loss	$(51,400)	$(50,700)

Basic and diluted net loss	$(0.03)	$(0.03)

Weighted average shares outstanding (basic and diluted)	1,695,126	1,695,126

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Cash Flows Back to Table of Contents

	Year ended	Year ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(51,400)	$(50,700)
Fair value of services provided by related party	36,000	36,000
Adjustments required to reconcile net loss to cash used in operating activities:
Increase in accounts payable and accrued expenses	9,450	10,950
Cash flows used by operating activities	(5,950)	(3,750)

Cash flows from investing activities:	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	5,950	3,750
Cash generated by financing activities	5,950	3,750

Change in cash	0	0
Cash - Beginning of period	0	0
Cash - End of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statement of Stockholders' Deficit Back to Table of Contents

	Common Stock		Additional		Total
	Number of	Stated Or	Paid-In	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance at December 31, 2011	1,695,126	$169	$121,246	$(298,094)	$(176,679)
Net loss	-	-	-	(50,700)	(50,700)
Balance at December 31, 2012	1,695,126	$169	$121,246	$(348,794)	$(227,379)
Net loss	-	-	-	(51,400)	(51,400)
Balance at December 31, 2013	1,695,126	$169	$121,246	$(400,894)	$(278,779)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ZAXIS INTERNATIONAL INC.
Notes to the Financial Statements
December 31, 2013 and 2012
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

Fair Value of Financial Instruments: Accounting Standard Codification (ASC) 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

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

ASC 740 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at December 31, 2013 and 2012. Tax years subsequent to 2005 remain open to examination by US federal and state tax jurisdications.

Impact of recently issued accounting standards: There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Reclassification: Certain amounts in the prior period cash flows have been reclassified to conform to the current period presentation. These reclassifications had no effect on net change in cash.

Note 4. Stockholders' Deficit

Common Stock

The articles of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of December 31, 2013, the Company has 1,695,126 shares of common stock issued and outstanding.

Preferred Stock

The articles of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended December 31, 2013 and 2012.

Note 5. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory note in the amount of $35,000. The note bears interest of 12% per annum until paid or converted. Interest is payable upon the maturity date, which was extended to December 31, 2014. The conversion rate is $0.10 per share. The note was issued in consideration of cash advances made to the Company by our President.

On August 1, 2011, we issued a convertible promissory note in the amount of $50,000. The note bears interests of 12% per annum until paid or converted. Interest is payable upon the maturity date, which was extended to on December 31, 2014. The conversion rate is $0.03 per share. The note was issued in consideration for cash advances made to the Company by our President.

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

Note 6. Related Party Transactions

Fair value of services: Our President provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses was $24,000 for the years ended December 31, 2013 and 2012, respectively, and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company’s President provided office space to the Company valued at $1,000 per month. The total of $12,000 during the years ended December 31, 2013 and 2012, respectively, was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due to Related Parties: Amounts due related parties consist of fair value of services provided by our President, accrued office space expenses, corporate regulatory compliance expenses and cash advances received from our President.

Such items due totaled $161,729 at December 31, 2013 and $119,779 at December 31, 2012.

Note 7. Commitments and Contingencies

There are no pending or threatened legal proceedings as of December 31, 2013. The Company has no non-cancellable operating leases.

Note 8. Subsequent Events

Subsequent events have been evaluated through March 21, 2014, which is the date the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2013, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2013 due to lack of segregation of duties under the COSO framework.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to lack of segregation of duties under the COSO framework.

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

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Ivo Heiden	47	CEO, CFO and Chairman

Ivo Heiden, 47, has been CEO, CFO and Chairman of the Registrant since October 2004. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service and reorganizing distressed public companies. Since December 2009 Mr. Heiden has been serving on the board of directors of Peregrine Industries, Inc., a public reporting company.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2013, 2012 and 2011.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ivo Heiden, CEO, CFO and Chairman (1)	2013	24,000	---	---	---	---
	2012	24,000	---	---	---	---	---
	2011	24,000	---	---	---	---	---

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2013. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

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

(1) Applicable percentage ownership is based on 1,695,126 shares of common stock outstanding as of December 31, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

N/A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal years ended December 31, 2013 and 2012.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by McConnell & Jones, LLP during those periods.

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Audit fees (1)	$4,750	$4,500
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

/s/ Ivo Heiden Ivo Heiden CEO, CFO and Chairman Dated: March 21, 2014