Form 10-Q
period 2014-03-31
ZAXIS INTERNATIONAL INC
filed 2014-05-15
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

On May 15, 2014, the Registrant had 1,695,126 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	March 31, 2014
	(Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$5,250	$0
Accrued interest	34,421	32,050
Convertible Notes - related parties	0	85,000
Advances from and accruals due to unrelated party	124,229
Advances from and accruals due to related party	0	161,729
Total current liabilities	163,900	278,779

Long-term liabilities:
Convertible Notes - unrelated parties	125,000	0
Total long-term liabilities	125,000	0

Total liabilities	288,900	278,779

Stockholders' deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;	-	-
1,695,126 issued and outstanding at March 31, 2014 and December 31, 2013	169	169
Additional paid in capital	121,246	121,246
Accumulated deficit	(410,315)	(400,194)
Total Stockholders' Deficit	(288,900)	(278,779)
Total Liabilities and Stockholders' Deficit	$0	$0

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Revenue	$0	$0

Costs and expenses:
General and administrative	7,750	11,950
Interest expenses	2,371	2,550
Costs and expenses	10,121	14,500

Net loss	$(10,121)	$(14,500)

Loss per share, basic	$(0.01)	$(0.01)

Weighted average number of shares outstanding	1,695,126	1,695,126

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,121)	$(14,500)
Non-cash contribution expense from related party	0	9,000
Adjustments to reconcile net loss to cash used in operating activities:
Increase in accrued liabilities	7,621	1,800
Cash flows used by operating activities	(2,500)	(3,700)

Cash flows from financing activities:
Advances from related party	2,500	3,700
Cash generated by financing activities	2,500	3,700

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

Non-cash transactions:	0	0
Transfer of convertible note from related party to unrelated parties	$85,000	$0
Transfer of advances from related party to unrelated party	$40,000	$0

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements
March 31, 2014

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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies are described in the “Notes to Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by US GAAP. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: Accounting Standard Codification ("ASC") # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

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

ASC#740 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at March 31, 2014 and 2013. Tax years subsequent to 2005 remain open to examination by US federal and state tax jurisdictions.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Unrelated Parties

On October 2, 2009, we issued to our President and principal shareholder a convertible promissory note in the principal amount of $35,000 bearing interest of 12% per annum (the "2009 Note") in consideration of cash advances made and for services provided to the Company. The 2009 Note provided for an initial conversion price of $0.10 per share. On March 24, 2014, the board authorized a reduction of the interest rate from 12% per annum to 1% per annum and an adjustment of the conversion rate from $0.10 per share to $0.01 per share. The maturity date was extended from December 31, 2014 to July 1, 2015. On March 24, 2014, our President and principal shareholder transferred and assigned the 2009 Note and its related accrued interest to five unaffiliated parties each of which have the same interest rate and conversion price.

On August 1, 2011, we issued to our President and principal shareholder a convertible promissory note in the principal amount of $50,000 bearing interest of 12% per annum (the "2011 Note") in consideration of cash advances made and for services provided to the Company. The 2011 Note provided for an initial conversion price of $0.03 per share. On March 24, 2014, the board authorized a reduction of the interest rate from 12% per annum to 1% per annum and an adjustment of the conversion price from $0.03 per share to $0.01 per share. The maturity date was extended from December 31, 2014 to July 1, 2015. On March 24, 2014, our President and principal shareholder transferred and assigned the 2011 Note and its related accrued interest to five unaffiliated parties, each of which have the same interest rate and conversion price.

On March 24, 2014, we issued a convertible promissory note in the amount of $40,000 to an unaffiliated party in consideration for services provided to the Company by an unaffiliated party (the "2014 Note"). The 2014 Note bears interest at the rate of 1% per annum, is due and payable on March 24, 2015 and is convertible at a price of $0.005 per share. On March 24, 2014, the holder of the 2014 Note transferred and assigned this 2014 Note to five unaffiliated parties bearing the same interest rate and conversion price. In connection with the transfer and assignment of the 2014 Note, the Company agreed to extend the maturity date from March 24, 2015 to July 1, 2015. As a result of the above, at March 31, 2014, we have outstanding fifteen convertible promissory notes in the aggregate principal amount of $125,000, each bearing interest at the rate of 1% per annum.

In accordance to ( “ASC # 815”), Accounting for Derivative Instruments and Hedging Activities, we evaluated the holder’s non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted for as derivative financial instruments. Additionally, since the conversion price of the two notes represented the fair market value of the Company’s common stock at the time of issuance, no beneficial conversion feature exists. We believe that the Company's shares of common stock is and has beenvery thinly traded during the last 3 years and that the fair value of the stock price was deemed not to be a fair value. Management decided that because the Company’s ability to continue as a going concern was in question and that it has no revenue sources that the conversion price was a better measure of fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

Note 5. Related Party Transactions

On March 25, 2014, our President and principal shareholder assigned advances and accruals totaling $124,229, which are due on demand and owed to him by the Company for cash advances made and for services provided to the Company to an unaffiliated third party.

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

Results of Operations during the three-month period ended March 31, 2014 as compared to the three-month period ended March 31, 2013

We have not generated any revenues during the three months ended March 31, 2014 and 2013. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the three months ended March 31, 2014, we incurred a net loss of $10,121 due to general and administrative expenses of $7,750 and interest expenses of $2,371 compared to a net loss during the three months ended March 31, 2013 of $14,500 mainly due to general and administrative expenses of $11,950 and interest expenses of $2,550.

Our general and administrative expenses decreased by $4,200 or 35% during the three months ended March 31, 2014 as compared to the same period in the prior year mainly due to a decrease in officer compensation expenses and office expenses. During the three months ended March 31, 2014, our interest expenses were $2,371 and did decrease slightly due to reductions in interest rates paid on our convertible notes.

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

On March 31, 2014, we had no assets and had total current liabilities of $163,900 consisting of $5,250 in accounts payable, $34,421 in accrued interest and $124,220 in advances from and accruals due to unrelated party. On MArch 31, 2014, we had $125,000 in long-term liabilities representing convertible notes to unrelated parties. Our total liabilities as of March 31, 2014 were $288,900.

We financed our negative from operations of $2,500 during the three months ended March 31, 2014, which was due to a net loss of $10,121 offset by an increase in accrued liabilities of $7,621 through advances made by management.

We financed our negative from operations of $3,700 during the three months ended March 31, 2013, which was due to a net loss of $14,500 offset by non-cash contribution expenses of $9,000 and an increase in accrued liabilities of $1,800 through advances made by management.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to lack of segregation of duties under the COSO framework.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ZAXIS INTERNATIONAL INC.
By: /s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 15, 2014

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 15, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 15, 2014