Form 10-Q
period 2014-06-30
ZAXIS INTERNATIONAL INC
filed 2014-08-11
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On August 8, 2014, the Registrant had 1,695,126 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	June 30, 2014
	(Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$6,500	$0
Accrued interest	34,728	32,050
Convertible Notes - related parties	0	85,000
Advances from and accruals due to unrelated party	129,479	0
Advances from and accruals due to related party	0	161,729
Total current liabilities	170,707	278,779

Long-term liabilities:
Convertible Notes - unrelated parties	125,000	0
Total long-term liabilities	125,000	0

Total liabilities	295,707	278,779

Stockholders' deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;	-	-
1,695,126 issued and outstanding at June 30, 2014 and December 31, 2013	169	169
Additional paid in capital	121,246	121,246
Accumulated deficit	(417,122)	(400,194)
Total Stockholders' Deficit	(295,707)	(278,779)
Total Liabilities and Stockholders' Deficit	$0	$0

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0
Costs and expenses:
General and administrative	6,500	9,750	14,250	21,700
Interest expenses	307	2,550	2,678	5,100
Total costs and expenses	6,807	12,300	16,928	26,800

Net loss	$(6,807)	$(12,300)	$(16,928)	$(26,800)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding
Basic and diluted	1,695,126	1,695,126	1,695,126	1,695,126

See notes to unaudited interim financial statements.

Zaxis International Inc.
Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(16,928)	$(26,800)
Non-cash contribution expense from related party	0	18,000
Adjustments to reconcile net loss to cash used in operating activities:
Increase in accrued liabilities	9,178	4,350
Cash flows used by operating activities	(7,750)	(4,450)

Cash flows from financing activities:
Advances from related party	7,750	4,450
Cash generated by financing activities	7,750	4,450

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

Non-cash transactions:
Transfer of convertible note from related party to unrelated parties	$85,000	$0
Transfer of advances from related party to unrelated party	$40,000	$0

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements
June 30, 2014

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

The Company has evaluated its subsequent event through August 8, 2014, which is the date the financial statements were available.

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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies are described in the “Notes to Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by US GAAP. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: Accounting Standard Codification ("ASC") #825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

Income Taxes: The Company accounts for income taxes in accordance with ASC #740, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

ASC #740 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2014 and 2013. Tax years subsequent to 2005 remain open to examination by US federal and state tax jurisdictions.

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

On March 24, 2014, we issued a convertible promissory note in the amount of $40,000 to an unaffiliated party in consideration for services provided to the Company by an unaffiliated party (the "2014 Note"). The 2014 Note bears interest at the rate of 1% per annum, is due and payable on March 24, 2015 and is convertible at a price of $0.005 per share. On March 24, 2014, the holder of the 2014 Note transferred and assigned this 2014 Note to five unaffiliated parties bearing the same interest rate and conversion price. In connection with the transfer and assignment of the 2014 Note, the Company agreed to extend the maturity date from March 24, 2015 to July 1, 2015. As a result of the above, at June 30, 2014, we have outstanding fifteen convertible promissory notes in the aggregate principal amount of $125,000, each bearing interest at the rate of 1% per annum.

In accordance to ASC #815, Accounting for Derivative Instruments and Hedging Activities, we evaluated the holder’s non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted for as derivative financial instruments. Additionally, since the conversion price of the two notes represented the fair market value of the Company’s common stock at the time of issuance, no beneficial conversion feature exists. We believe that the Company's shares of common stock is and has been very thinly traded during the last 3 years and that the fair value of the stock price was deemed not to be a fair value. Management decided that because the Company’s ability to continue as a going concern was in question and that it has no revenue sources that the conversion price was a better measure of fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

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

Results of Operations during the three-month period ended June 30, 2014 as compared to the three-month period ended June 30, 2013

We have not generated any revenues during the three months ended June 30, 2014 and 2013. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the three months ended June 30, 2014, we incurred a net loss of $6,807 due to general and administrative expenses of $6,500 and interest expenses of $307 compared to a net loss during the three months ended June 30, 2013 of $12,300 mainly due to general and administrative expenses of $9,750 and interest expenses of $2,550.

Our general and administrative expenses decreased by $3,250 or 33% during the three months ended June 30, 2014 as compared to the same period in the prior year mainly due to a decrease in officer compensation expenses and office expenses. During the three months ended June 30, 2014, our interest expenses were $307 and the decrease was due to reductions in interest rates paid on our convertible notes.

Results of Operations during the six-month period ended June 30, 2014 as compared to the six-month period ended June 30, 2013

We have not generated any revenues during the six months ended June 30, 2014 and 2013. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the six months ended June 30, 2014, we incurred a net loss of $16,928 due to general and administrative expenses of $14,250 and interest expenses of $2,678 compared to a net loss during the six months ended June 30, 2013 of $26,800 mainly due to general and administrative expenses of $21,700 and interest expenses of $5,100.

Our general and administrative expenses decreased by $7,450 or 34% during the six months ended June 30, 2014 as compared to the same period in the prior year mainly due to a decrease in officer compensation expenses and office expenses. During the six months ended June 30, 2014, our interest expenses were $2,678 and the decrease was due to reductions in interest rates paid on our convertible notes.

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

On June 30, 2014, we had no assets and had total current liabilities of $129,479 consisting of $6,500 in accounts payable, $34,728 in accrued interest and $129,479 in advances from and accruals due to unrelated party. On June 30, 2014, we had $125,000 in long-term liabilities representing convertible notes to unrelated parties. Our total liabilities as of June 30, 2014 were $295,707.

We financed our negative cash flows from operations of $7,750 during the six months ended June 30, 2014, which was due to a net loss of $16,928 offset by an increase in accrued liabilities of $9,178 through advances made by an unrelated party.

We financed our negative cash flows from operations of $4,450 during the six months ended June 30, 2013, which was due to a net loss of $26,800 offset by non-cash contribution expenses of $18,000 and an increase in accrued liabilities of $4,350 through advances made by an unrelated party.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to lack of segregation of duties under the COSO framework.

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
Date: August 8, 2014

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 8, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: August 8, 2014