Form 10-Q
period 2014-09-30
ZAXIS INTERNATIONAL INC
filed 2014-11-07
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On November 6, 2014, the Registrant had 1,695,126 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	September 30, 2014
	(Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$6,500	$-
Accrued interest	35,039	32,050
Convertible Notes - related parties	-	85,000
Advances from and accruals due to unrelated party	135,979	-
Advances from and accruals due to related party	-	161,729
Total current liabilities	177,518	278,779

Long-term liabilities:
Convertible Notes - unrelated parties	125,000	-
Total long-term liabilities	125,000	-

Total liabilities	302,518	278,779

Stockholders' deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;	-	-
1,695,126 issued and outstanding at September 30, 2014 and December 31, 2013	169	169
Additional paid in capital	130,177	121,246
Accumulated deficit	(432,864)	(400,194)
Total Stockholders' Deficit	(302,518)	(278,779)
Total Liabilities and Stockholders' Deficit	$-	$-

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	6,500	9,750	20,750	31,450
Interest expense	9,242	2,550	11,920	7,650
Total costs and expenses	15,742	12,300	32,670	39,100

Net loss	$(15,742)	$(12,300)	$(32,670)	$(39,100)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	1,695,126	1,695,126	1,695,126	1,695,126

See notes to unaudited interim financial statements.

Zaxis International Inc.
Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(32,670)	$(39,100)
Non-cash contributed services from related party	-	27,000
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest	8,931	-
Changes in operating assets and liabilities:
Accounts payable	6,500	-
Accrued payable - related party	(25,750)	-
Accrued interest	2,989	6,900
Cash flows used by operating activities	(40,000)	(5,200)

Cash flows from investing activities:
Cash used in investing activities	-	-

Cash flows from financing activities:
Borrowings on convertible note	40,000	-
Advances from unrelated party	-	5,200
Cash generated by financing activities	40,000	5,200

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

See notes to unaudited interim financial statements

ZAXIS INTERNATIONAL INC.
Notes to Unaudited Interim Financial Statements
September 30, 2014

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

The Company has evaluated its subsequent event through November 6, 2014, which is the date the financial statements were available.

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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies are described in the “Notes to Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by US GAAP. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: Accounting Standard Codification ("ASC") #825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

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

ASC #740 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at September 30, 2014 and 2013.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Unrelated Parties

On October 2, 2009, we issued to our President and principal shareholder a convertible promissory note in the principal amount of $35,000 bearing interest of 12% per annum (the "2009 Note") in consideration of cash advances made and for services provided to the Company. The 2009 Note provided for an initial conversion price of $0.10 per share. On March 24, 2014, the board authorized a reduction of the interest rate from 12% per annum to 1% per annum and an adjustment of the conversion rate from $0.10 per share to $0.01 per share. The maturity date was extended from December 31, 2014 to July 1, 2016. On March 24, 2014, our President and principal shareholder transferred and assigned the 2009 Note and its related accrued interest to five unaffiliated parties each of which have the same interest rate and conversion price.

On August 1, 2011, we issued to our President and principal shareholder a convertible promissory note in the principal amount of $50,000 bearing interest of 12% per annum (the "2011 Note") in consideration of cash advances made and for services provided to the Company. The 2011 Note provided for an initial conversion price of $0.03 per share. On March 24, 2014, the board authorized a reduction of the interest rate from 12% per annum to 1% per annum and an adjustment of the conversion price from $0.03 per share to $0.01 per share. The maturity date was extended from December 31, 2014 to July 1, 2016. On March 24, 2014, our President and principal shareholder transferred and assigned the 2011 Note and its related accrued interest to five unaffiliated parties, each of which have the same interest rate and conversion price.

On March 24, 2014, we issued a convertible promissory note in the amount of $40,000 to an unaffiliated party in consideration for services provided to the Company by an unaffiliated party (the "2014 Note"). The 2014 Note bears interest at the rate of 1% per annum, is due and payable on March 24, 2015 and is convertible at a price of $0.005 per share. On March 24, 2014, the holder of the 2014 Note transferred and assigned this 2014 Note to five unaffiliated parties bearing the same interest rate and conversion price. In connection with the transfer and assignment of the 2014 Note, the Company agreed to extend the maturity date from March 24, 2015 to July 1, 2016.

As of September 30, 2014, we have fifteen convertible promissory notes in the aggregate principal amount of $125,000 outstanding , each bearing interest at the rate of 1% per annum.

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

Results of Operations during the three-month period ended September 30, 2014 as compared to the three-month period ended September 30, 2013

We have not generated any revenues during the three months ended September 30, 2014 and 2013. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the three months ended September 30, 2014, we incurred a net loss of $15,742 due to general and administrative expenses of $6,500 and interest expenses of $9,242 compared to a net loss during the three months ended September 30, 2013 of $12,300 mainly due to general and administrative expenses of $9,750 and interest expenses of $2,550.

Our general and administrative expenses increased by $3,250 or 33% during the three months ended September 30, 2014 as compared to the same period in the prior year mainly due to a decrease in officer compensation expenses and office expenses. During the three months ended September 30, 2014, our interest expenses were $9,242 as compared to $2,550 during the same period in the prior year. The increase was due to increased interest expenses related to advances from an unrelated party.

Results of Operations during the nine-month period ended September 30, 2014 as compared to the nine-month period ended September 30, 2013

We have not generated any revenues during the nine months ended September 30, 2014 and 2013. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the nine months ended September 30, 2014, we incurred a net loss of $32,670 due to general and administrative expenses of $20,750 and interest expenses of $11,920 compared to a net loss during the nine months ended September 30, 2013 of $39,100 mainly due to general and administrative expenses of $31,450 and interest expenses of $7,650.

Our general and administrative expenses decreased by $10,700 or 34% during the nine months ended September 30, 2014 as compared to the same period in the prior year mainly due to a decrease in officer compensation expenses and office expenses. During the nine months ended September 30, 2014, our interest expenses were $11,920 as compared to $7,650 during the same period in the prior year. The increase was due to increased interest expenses related to advances from an unrelated party.

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

On September 30, 2014, we had no assets and had total current liabilities of $177,518 consisting of $6,500 in accounts payable, $35,039 in accrued interest and $135,979 in advances from and accruals due to an unrelated party. On September 30, 2014, we had $125,000 in long-term liabilities representing convertible notes to unrelated parties. Our total liabilities as of September 30, 2014 were $302,518.

We financed our negative cash flows from operations of $40,000 during the nine months ended September 30, 2014, which was due to a net loss of $32,670 offset by an increase in imputed interest of 8,931, increase in accounts payable of $6,500, increase in accrued interest of $2,989 and a decrease of accrued payable by $25,750 through borrowings from an unrelated party.

We financed our negative cash flows from operations of $5,200 during the nine months ended September 30, 2013, which was due to a net loss of $39,100 offset by non-cash contribution expenses of $27,000 and an increase in accrued liabilities of $6,900 through advances made by a related party.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to lack of segregation of duties under the COSO framework.

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
Date: November 6, 2014

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 6, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: November 6, 2014