Form 10-K
period 2014-12-31
ZAXIS INTERNATIONAL INC
filed 2015-03-12
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 0-15476

ZAXIS INTERNATIONAL INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

42 Ben Zvi Street, Ramat Gan, Israel	5224747
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (972) 52-579-5082

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On March 11, 2015, the aggregate market value of the 548,782 common stock held by non-affiliates of the registrant was approximately $32,927 based on the bid price of the Registrants common stock on March 11, 2015. On March 11, 2015, the Registrant had 5,298,782 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

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

On November 6, 2002, the Registrant filed a voluntary petition under the U.S. Bankruptcy Code. On October 13, 2004, the Company emerged from bankruptcy free and clear of liens, claims and other obligations. On October 13, 2004, Ivo Heiden was appointed to the board of director of the Registrant. Mr. Heiden was subsequently appointed as sole officer of the Registrant.

On November 21, 2014, the Registrant's Board of Directors appointed Jehuda Maimon, age 56, as Chief Executive Officer, Chief Financial Officer and Director of the Registrant. On the same day, Ivo Heiden resigned as an officer and director of the Registrant.

On December 2, 2014, the Registrant entered into a non-binding Memorandum of Understanding ("MOU") with Artsys 360 Ltd, a private company organized under the laws of the State of Israel ("Artsys"). The MOU contemplated that the Registrant and Artsys would enter into a reverse merger, subject to a definitive agreement. The Registrant had appointed Jehuda Maimon as its chief executive officer, chief financial officer and director, which appointment was in connection with the contemplated execution of the MOU with Artsys. The Registrant determined on December 21, 2014 that it would not proceed with the reverse merger transaction and not proceed with a definitive agreement.

On December 16, 2014, the Registrant was informed by five holders of the Registrant's convertible notes in the principal amount of $125,000 (the "Notes") that they had exercised their right to convert the Notes into an aggregate of 4,125,000 (pre-reverse 16,500,000) restricted shares of the Registrant's Common Stock.

On December 21 2014, the holders of a majority of the Registrant's outstanding shares of voting Common Stock, acting by written consent in lieu of a special meeting of stockholders of the Registrant pursuant the authority granted by Sections 211(d) and 228 of Title 8 of the Delaware General Corporation Law and the Registrant's By-laws (the "Consenting Stockholders"), voted to: (i) terminate the negotiations with Artsys and not proceed with the reverse merger transaction; and (ii) remove Jehuda Maimon as Chief Executive Officer, Chief Financial Officer and director of the Registrant. The reason for the removal was the result of the determination of the Registrant to not proceed with the contemplated reverse merger transaction with Artsys.

On December 21, 2-14, the Registrant's Consenting Shareholders voted to appoint Mr. Liron Carmel, age 30, as the Registrant's Chief Executive Officer, Chief Financial Officer and sole director.

On December 30, 2014, the Registrant entered into a non-binding Memorandum of Understanding ("MOU") with Emerald Medical Applications Ltd., a private limited liability company incorporated under the laws of the State of Israel ("Emerald"). Emerald develops and owns proprietary technologies and methods relating to detection and diagnosis of early-stage Melanoma.

The MOU provides that the Registrant and Emerald will enter into a reverse merger (the "Reverse Merger"), subject to the execution of a definitive agreement (the "Definitive Agreement"). The execution of Definitive Agreement and the closing of the Reverse Merger will be subject to the Registrant's raise of $800,000 from third party investors, including but not limited to the Registrant's existing stockholders (the "Investors"), at terms and conditions to be agreed upon by the Registrant and Emerald.

Upon the closing, the holders of Emerald's capital stock will receive in exchange a number of shares of the Registrant's common stock equal to 45% of the Registrant's issued and outstanding common stock on a fully-diluted basis as at immediately following the closing of the Reverse Merger, excluding Registrant's securities to be issued to the Investors upon exercise of warrants issued to the Investors within the framework of the Reverse Merger. In addition, Emerald's holders will be issued up to an additional 21% of the Registrant's common stock in three equal tranches of 7% of the Registrant's issued and outstanding common stock as at immediately following the closing of the Reverse Merger, subject to Emerald's achievement of certain milestones to be set forth in the Definitive Agreement.

On February 3, 2015, the board of directors of the Registrant appointed Oded Gilboa, age 41, a licensed CPA in the United States and Israel, as the Registrant's Chief Financial Officer.

On February 2, 2015, the Registrant entered into a Loan Agreement with Emerald Medical Applications Ltd., a private Israeli company ("Emerald"), pursuant to which the Registrant agreed to loan Emerald the principal sum of US$90,000 (the "Loan").

Business Objectives of the Registrant

The Registrant has no present operations. Management determined to direct its efforts and limited resources to pursue and effect a business combination. There can be given no assurance that the currently contemplated transaction with Emerald will be completed. The Registrant may continue to seek an alternative business combination.

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

    Selection of a target business and structuring of a business combination

Management will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

Employees

Mr. Liron Carmel, our CEO and sole director, and Mr. Oded Gilboa, our CFO, ("Management") are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to the Company's affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

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

We intends to not acquire a target business if audited financial statements cannot be obtained for the target business. Our Management believes that the requirement of having available audited financial statements for the target business will limit the pool of potential target businesses available for acquisition.

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

It is likely that the Company's current officers and director will resign upon consummation of a business combination and the Company will have only limited ability to evaluate the management of the target business.

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

Dependence on key personnel

The Company is dependent upon the continued services of its officers and director. To the extent that their services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

The Company's officers and director may allocate his time to other businesses thereby causing conflicts of interest in his determination as to how much time to devote to the Company's affairs. This could have a negative impact on the Company's ability to consummate a business combination.

The Company's officers and director are not required to commit his full time to the Company's affairs, which may result in a conflict of interest in allocating his time between the Company's business and other businesses. The Company does not intend to have any full time employees prior to the consummation of a business combination. Management of the Company is engaged in several other business endeavors and is not obligated to contribute any specific number of his hours per week to the Company's affairs. If Management's other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to the Company's affairs and could have a negative impact on the Company's ability to consummate a business combination.

The Company's officers and director may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by this Company and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

The Company's officers and director may in the future become, affiliated with entities, including other companies, engaged in business activities similar to those intended to be conducted by this Company. Additionally, the Company's offices and director may become aware of business opportunities which may be appropriate for presentation to this Company as well as the other entities with which they are or may be affiliated. Additionally, due to the Company's officers and director existing affiliations with other entities, they may have a fiduciary obligation to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. Accordingly, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

If we require funds, because of the size of the business combination, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. The Company's officers, director or stockholders are not required to provide any financing to us in connection with or after a business combination.

Additional financing requirements associated with reporting obligations under the Exchange Act

The Company has no revenues and is dependent upon the willingness of the Company's Management and/or affiliated parties to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company's corporate existence and expenses related to the Company's business objective. The Company is not likely to generate any revenues until the consummation of a business combination. The Company anticipates that it will have available sufficient financial resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company commences business operations in connection with a business combination. In the event that the Company's available financial resources from its Management and/or affiliated parties prove to be insufficient for the purpose of achieving its business objective through a business combination, the Company will be required to seek additional financing. The Company's failure to secure additional financing could have a material adverse affect on the Company's ability to pursue a business combination. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company's best interests. The Company does not have any written agreement with Management and/or affiliated parties to provide funds for the Company's operating expenses.

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

Reporting requirements may delay or preclude a business combination

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 5 days following the closing of a business combination. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

The Company may be deemed to have no "Independent Director", actions taken and expenses incurred by our officer and director on behalf of the Company will generally not be subject to "Independent Review".

Our director may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which consist of one director who may seek reimbursement. If our director will not be deemed "independent," he will generally not have the benefit of independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company's behalf will be in the Company's best interests, the Company cannot assure the investor that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

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

The public market for our common stock has been very volatile. Over the past three fiscal years and subsequent quarterly periods, the market price for our common stock has ranged from $0.06 to $0.70 (See "Market for Common Equity and Related Stockholder Matters” in this annual report). Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at a price you find attractive. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The last reported sales price for our common stock on January 26, 2015 was $0.06 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

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

Dividends unlikely

The Company does not expect to pay dividends for the foreseeable future because it has no revenues or cash resources. The payment of dividends will be contingent upon the Company's future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company's board of directors as then constituted. It is the Company's expectation that future management, following a business combination, will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 42 Ben Zvi Street, Ramat Gan, Israel. These facilities consist of approximately 300 square feet of executive office space. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we will consummate a business combination.

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

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.14	$0.11	$0.70	$0.12	$0.06	$0.06
Second Quarter ended June 30	$0.14	$0.14	$0.70	$0.12	$0.06	$0.06
Third Quarter ended September 30	$0.14	$0.14	$0.34	$0.12	$0.70	$0.07
Fourth Quarter ended December 31	$0.40	$0.14	$0.12	$0.11	$0.12	$0.07

As of December 31, 2014, our shares of common stock were held by approximately 2,520 stockholders of record. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc. Phone (801) 571-8844.

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

On December 30, 2014, the Registrant entered into a non-binding Memorandum of Understanding ("MOU") with Emerald Medical Applications Ltd., a private limited liability company incorporated under the laws of the State of Israel ("Emerald"). Emerald develops and owns proprietary technologies and methods relating to detection and diagnosis of early-stage Melanoma.

The MOU provides that the Registrant and Emerald will enter into a reverse merger (the "Reverse Merger"), subject to the execution of a definitive agreement (the "Definitive Agreement"). The execution of Definitive Agreement and the closing of the Reverse Merger will be subject to the Registrant's raise of $800,000 from third party investors, including but not limited to the Registrant's existing stockholders (the "Investors"), at terms and conditions to be agreed upon by the Registrant and Emerald.

Upon the closing, the holders of Emerald's capital stock will receive in exchange a number of shares of the Registrant's common stock equal to 45% of the Registrant's issued and outstanding common stock on a fully-diluted basis as at immediately following the closing of the Reverse Merger, excluding Registrant's securities to be issued to the Investors upon exercise of warrants issued to the Investors within the framework of the Reverse Merger. In addition, Emerald's holders will be issued up to an additional 21% of the Registrant's common stock in three equal tranches of 7% of the Registrant's issued and outstanding common stock immediately following the closing of the Reverse Merger, subject to Emerald's achievement of certain milestones to be set forth in the Definitive Agreement.

The Company expects the Definitive Agreement with Emerald to be signed in the first quarter of 2015.

Results of Operations during the year ended December 31, 2014 as compared to the year ended December 31, 2013

We have not generated any revenues during the years 2014 and 2013. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the year ended December 31, 2014, we incurred $173,870 in net loss due to general and administrative expenses of $28,125, interest expense of $20,745 and expense related to the amortization of debt discount of $125,000 as compared to a net loss in 2013 of $51,400 due to general and administrative expenses of $41,200 and interest expense of $10,200.

Our general and administrative expenses decreased by $13,075 or 32% during the year ended December 31, 2014 as compared to the same period in the prior year mainly due to a decrease in compensation expense. During the twelve months ended December 31, 2014, our interest expense was $20,745 as compared to $10,200 in the same period in the prior year, which increase by $10,545 or 103% was mainly due to increased interest expense related to the conversion of advances into convertible notes.

Liquidity and Capital Resources

At present, the Company has no business operations and no material cash resources. We are dependent upon interim funding provided by Management and/or affiliated parties to pay professional fees and expenses. Our Management and affiliated parties have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and affiliated consultants to fulfill its filing obligations under the Exchange Act. At present, the Company has limited financial resources to pay for such services and may be required to issue restricted shares in lieu of cash.

On December 31, 2014, we have had current cash assets of $1,000 and had $163,784 in current liabilities consisting of $7,500 in accounts payable, $35,305 in accrued interest expenses and $120,979 in advances payable to unrelated parties. We had long-term liabilities of $22,375 in notes payable compared to no long-term liabilities at December 31, 2013. As of December 31, 2014, we had $186,159 in total liabilities.

On December 31, 2013, we have had no current assets and had $278,779 in current liabilities consisting of $32,050 in accrued interest, convertible notes of $85,000 and accruals due to related party of $161,729. We had no long-term liabilities at December 31, 2013.

During the year ended December 31, 2014, we had positive cash flow from operations of $1,000, which was the result of a net loss of $173,870 offset by expenses paid by related parties of $21,625, imputed interest of $17,490, non-cash expenses related to amortization of debt discount of $125,000, an increase in accounts payable of $7,500 and an increase in accrued liabilities of $3,255.

During the year ended December 31, 2013, we offset our negative cash flow from operations of $5,950 through loans made by former Management.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the year ended December 31, 2014 with an explanatory paragraph on going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2014 and 2013, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2014and 2013, and are included elsewhere in this annual report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

ZAXIS INTERNATIONAL INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
Zaxis International, Inc.

We have audited the accompanying balance sheet of Zaxis International, Inc. (the Company) as of December 31, 2014, and the related statements of operations, changes in shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of Zaxis International, Inc. as of December 31, 2013 were audited by other auditors whose report dated March 21, 2014 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaxis International Incorporated as of December 31, 2014, and the results of its operations, changes in shareholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 11, 2015

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

/s/ McConnell & Jones, LLP

Houston, Texas
March 21, 2014

3040 Post Oak Blvd., Suite 1600
Houston, TX 77056
Phone: 713.968.1600
Fax: 713.968.1601

Zaxis International Inc.
Balance Sheets
As of December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$1,000	$-
Total current assets	1,000	-

Total Assets	$1,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$7,500	$-
Accrued interest	35,305	32,050
Advances payable	120,979	-
Advances payable to related parties	-	161,729
Convertible notes payable to related parties	-	85,000
Total current liabilities	163,784	278,779

Long-term liabilities:
Notes payable	22,375	-
Total liabilities	186,159	278,779

Stockholders' deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 490,000,000 shares authorized;
4,548,782 issued and outstanding at December 31, 2014 and
423,782 issued and outstanding at December 31, 2013	455	42
Additional paid in capital	388,450	121,373
Accumulated deficit	(574,064)	(400,194)
Total Shareholders' deficit	(185,159)	(278,779)
Total Liabilities and Stockholders' Deficit	$1,000	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Operations
For the Years Ended December 31, 2014 and 2013

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Revenue	$-	$-
Expenses:
General and administrative	28,125	41,200
Total expenses	28,125	41,200

Loss from operations	(28,125)	(41,200)

Other income (expense):
Interest expense	(20,745)	(10,200)
Amortization of debt discount	(125,000)	-
Total costs and expenses	173,870	51,400

Net loss	$(173,870)	$(51,400)

Basic and diluted net loss	$(0.26)	$(0.12)

Weighted average shares outstanding (basic and diluted)	661,111	423,782

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Zaxis International Inc.
Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	Year ended	Year ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(173,870)	$(51,400)
Adjustments required to reconcile net loss to cash used in operating activities:
Expenses paid by related parties	21,625	-
Fair value of services provided by related party	-	36,000
Imputed interest	17,490	-
Amortization of debt discount	125,000	-
Changes in net assets and liabilities:
Increase (decrease) in accounts payable	7,500	-
Increase (decrease) in accrued liabilities	3,255	9,450
Cash flows used by operating activities	1,000	(5,950)

Cash flows from financing activities:
Proceed from related party loans	-	5,950
Cash generated by financing activities	-	5,950

Change in cash	1,000	-
Cash - Beginning of period	-	-
Cash - End of period	$1,000	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Supplemental Cash Flow Disclosure:
4,125,000 shares of common stock issued upon debt conversion	$125,000	$-
BCF of debt discount on convertible notes	$125,000	$-
Related party advances converted to convertible note payable	$40,000	$-
Related party debt transferred to unrelated party	$120,979	$-

Zaxis International Inc.
Statement of Stockholders' Deficit
For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional		Total
	Number of	Stated Or	Paid-In	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance at December 31, 2012	423,782	$42	$121,373	$(348,794)	$(227,379)
Net loss	-	-	-	(51,400)	(51,400)
Balance at December 31, 2013	423,782	$42	$121,373	$(400,194)	$(278,779)
Imputed related party interest	-	-	17,490	-	17,490
Stock issued upon conversion of notes payable	4,125,000	413	124,587	-	125,000
Discount on convertible notes	-	-	125,000	-	125,000
Net loss	-	-	-	(173,870)	(173,870)
Balance at December 31, 2014	4,548,782	$455	$388,450	$(574,064)	$(185,159)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ZAXIS INTERNATIONAL INC.
Notes to the Financial Statements
December 31, 2014 and 2013

Note 1. The Company and Significant Accounting Policies.

Organizational Background: Zaxis International Inc. (the "the Company") was incorporated in Ohio in 1989. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company ("InFerGene") and InFerGene changed its name to Zaxis International Inc. InFerGene was incorporated in California in 1984 and subsequently changed its domicile in connection with the merger into Zaxis to Delaware in 1985. Operations ceased operations in 2002. In November 2002, the Company and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court Northern District of Ohio. On October 13, 2004, the Company emerged from bankruptcy. At present, the Company has no business operations and is deemed to be a shell company.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2014, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Significant Accounting Policies

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2014 and December 31, 2013.

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

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company's Own Stock: We account for obligations and instruments potentially to be settled in the Company's stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2014 and 2013, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Fair Value Measurements: The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:

- Quoted prices for similar assets or liabilities in active markets;
- Quoted prices for identical or similar assets or liabilities in inactive markets;
- Inputs other than quoted prices that are observable for the asset or liability;
- Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognized at fair value on December 31, 2014 and the year then ended on a recurring basis:
Fair Value Measurements at December 31, 2014
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2013
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets at fair value	$-	$-	$-	$-

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2014 and 2013, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2012.

Income Taxes: We have adopted FASB ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than expected ultimate assessment. ASC 740 requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Uncertain Tax Positions: When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of FASB ASC 740-10, Accounting for Uncertain Income Tax Positions, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2011. We are not under examination by any jurisdiction for any tax year. At December 31, 2014 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10 , which eliminates development stage reporting requirements under FASB ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of FASB ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. The presentation and disclosure changes to FASB ASC 915 are effective for public entities for annual periods beginning after December 15, 2014, and the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015. The Company has adopted these provisions and enhanced disclosure of risks and uncertainties as required.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact of this pronouncement.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern . The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Note 2. Going Concern.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3. Stockholders' Equity.

On January 8, 2015 the shareholders approved a resolution to increase the authorized common shares from 100,000,000 to 490,000,000 shares. All other provisions of the common shares remain unchanged. Also on that date The Company declared a reverse split of common stock at the ration of 1:4. The stock split was effective January 8, 2015 for holders of record as of that date. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred at January 1, 2012.

Recent Issuances of Common Stock

During the year ended December 31, 2014 we issued 4,125,000 shares of our common stock (16,500,000 pre-reverse stock split) in exchange for converting $125,000 of promissory notes.

Note 4. Related Party transactions not disclosed elsewhere.

On March 25, 2014, our President and principal shareholder assigned accumulated advances and accruals totaling $124,229, to an unaffiliated third party. The advances carry no specific terms of repayment. On December 15, 2015, $22,375 of the then outstanding balance was converted to a promissory note (see Note 4 below). A summary of transactions is as follows:

	2014	2013
Beginning balance	$161,729	$119,779
Increase due to payments made on behalf of the company	$21,625	$41,950
Less March 24, 2014 conversion to convertible note	$(40,000)	$-
Less December 15, 2014 conversion to promissory note	$(22,375)	$-
Obligation transferred to unrelated party	$(120,979)	$-
Total	-	161,729
Less current portion	-	(161,729)
Due after one year	$-	$-

There was no stated term of interest associated with this obligation. Accordingly, the company imputed interest at an appropriate rate estimated at 8% as prescribed under FASB ASC 835. The resultant charge of $11,210 to interest expense was considered a contribution of capital.

Note 5. Notes Payable.

Convertible Notes Payable

On October 2, 2009, we issued to our former President and principal shareholder a convertible promissory note in the principal amount of $35,000 bearing interest of 12% per annum (the "2009 Note") in consideration of cash advances made to the Company. The 2009 Note provided for an initial conversion price of $0.10 per share. On March 24, 2014, the board authorized a reduction of the interest rate from 12% per annum to 1% per annum and an adjustment of the conversion rate from $0.10 per share to $0.01 per share. The maturity date was extended from December 31, 2014 to July 1, 2016. On March 24, 2014, our former President and principal shareholder transferred and assigned the 2009 Note and its related accrued interest to five unaffiliated parties each of which have the same interest rate and conversion price.

On August 1, 2011, we issued to our former President and principal shareholder a convertible promissory note in the principal amount of $50,000 bearing interest of 12% per annum (the "2011 Note") in consideration of cash advances made to the Company. The 2011 Note provided for an initial conversion price of $0.03 per share. On March 24, 2014, the board authorized a reduction of the interest rate from 12% per annum to 1% per annum and an adjustment of the conversion price from $0.03 per share to $0.01 per share. The maturity date was extended from December 31, 2014 to July 1, 2016. On March 24, 2014, our former President and principal shareholder transferred and assigned the 2011 Note and its related accrued interest to five unaffiliated parties, each of which have the same interest rate and conversion price.

On March 24, 2014, we issued a convertible promissory note in the amount of $40,000 to an unaffiliated party in consideration for past services provided to the Company. The Note bears interest at the rate of 1% per annum, is due and payable on March 24, 2015 and is convertible at a price of $0.005 per share. On March 24, 2014, the holder of the 2014 Note transferred and assigned the 2014 Note to five unaffiliated parties bearing the same interest rate and conversion price. In connection with the transfer and assignment of the 2014 Note, the Company agreed to extend the maturity date from March 24, 2015 to July 1, 2016.

In accordance to FASB ASC 815, Accounting for Derivative Instruments and Hedging Activities, we evaluated the holder's non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted for as derivative financial instruments.

In accordance with FASB ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $125,000 has been recorded as a discount to the 2014 notes payable and a corresponding entry to Additional Paid-in Capital. We generally amortize this discount to expense over the stated term of the each note.

On December 10, 2014, all fifteen convertible promissory notes in the aggregate principal amount of $125,000 converted to 4,125,000 shares (16,500,000 pre-reverse stock split) consistent with the provisions of the notes. Upon the conversion all remaining unamortized debt discount arising from the BCF was immediately accelerated. This resulted in $125,000 of amortization expense in 2014. Related accrued interest of $35,295 was not included in the conversion and remains unpaid at December 31, 2014.

Note Payable - Not Convertible

On December 15, 2014, we issued a promissory note in the amount of $22,375 to an unaffiliated party in consideration for payments made to outside service providers of the Company. The Note bears interest at the rate of 1% per annum, is due and payable on January 15, 2016 and is not convertible to common stock.

We concluded that these notes have a stated rate of interest that is different from the rate of interest that is appropriate for this type of debt at the date of the transaction. ay Accordingly, the company imputed interest at an appropriate rate estimated at 8% as prescribed under FASB ASC 835. The resultant charge of $6,280 to interest expense was considered a contribution of capital.

For the period ended December 31, 2014 the Company has recognized $3,255 in accrued interest expense related to the stated interest rate on the notes and has recognized $17,490 in imputed interest expense. Interest expense in 2013 consisted of $10,200 in accrued interest at the stated rate.

Note 6. Income Taxes.

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2014 considered available to reduce future income taxes were reduced or eliminated through our recent change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $449,064 resulting in deferred tax assets of $0. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

		December 31
		2014		2013
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryovers		157,172		140,068
Less valuation allowance		(157,172)		(140,068)
Net deferred asset		$-		$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2011.

Note 7. Subsequent Events.

During January 2015, the Company issued 750,000 restricted units each consisting of one share of common stock, par value $0.0001 ("Common Stock") and one warrant to purchase one additional share of Common Stock (the "Units") at a post-reverse price of US$0.40 per units. The sales were made without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemptions provided in Section 4(2) of the Act and Regulation S promulgated by the United States Securities and Exchange Commission (the "SEC") under the Act.

On February 2, 2015, the Company entered into a Loan Agreement with Emerald Medical Applications Ltd, a private Israeli company ("Emerald"), pursuant to which the Company agreed to loan Emerald the principal sum of US$90,000 (the "Loan").

There were no other material subsequent events following the period ended December, 31, 2014 and throughout the date of the filing of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2013 due to lack of segregation of duties under the COSO framework.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer and principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to lack of segregation of duties under the COSO framework.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Title
Liron Carmel	30	CEO and sole director
Oded Gilboa	41	CFO

Liron Carmel, 30, has been CEO and sole director of the Registrant since December 2014. From 2010 through December 2014, Mr. Carmel served as a senior analyst in the Investment Division of Excellence Group, a leading investment firm in Israel. In such capacity, Mr. Carmel specialized in risk management and special debt financing including participation in and leading negotiations with major institutional investors in Israel. From 2009 to 2010, Mr. Carmel was an analytical consultant for Precise Group, an Israeli financial institution.

Oded Gilboa, 41, a licensed CPA in the United States and Israel, has been the CFO since February 2015.

Since December 2013, Mr. Gilboa has also been serving as CFO of BreedIt Corp., a reporting company under the Exchange Act. Mr. Gilboa has over 18 years of experience in finance and public accounting, having served as a senior finance executive in the technology and biotech industries with responsibilities in corporate finance, accounting, strategic planning and operational and financial management. From 2010 through 2012, Mr. Gilboa served as the Revenue Accounting and Finance Manager of Mylan Specialty, a subsidiary of Mylan Inc. (NASDAQ: MYL), a global company focused on the development, manufacturing and marketing of prescription drug products. From 2007 through 2009, Mr. Gilboa was the Executive Director of Finance and US Controller of Taro Pharmaceuticals (NASDAQ:TAROF), a global pharmaceutical company. From 1998 through 2007 Mr. Gilboa held various financial positions with IDT Corporation (NYSE:IDT), a world-wide provider of telecommunications and media services, where in his most recent role he served as Director of Finance. Mr. Gilboa began his career in public accounting, auditing both public and private companies and holds a B.A in Economics and Accounting from Tel-Aviv University and an M.B.A. from Recanati Business School at Tel-Aviv University.

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

Our director, officers or affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that our CEO has and the CFO has not filed reports as required under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2014, 2013 and 2012.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Liron Carmel, CEO and Chairman	2014	---	---	---	---	---	---
Oded Gilboa, CFO	2014	---	---	---	---	---	---
Ivo Heiden, former CEO, CFO and Chairman	2014	---	---	---	---	---	---
	2013	24,000	---	---	---	---	---
	2012	24,000	---	---	---	---	---

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2015. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Liron Carmel, CEO and sole Director	0	0.00%
42 Ben Zvi Street
Ramat Gan, Israel
Oded Gilboa, CFO	0	0.00%
42 Ben Zvi Street
Ramat Gan, Israel
Eli Yoresh	412,500	7.78%
42 Ben Zvi Street
Ramat Gan, Israel
Kfir Silberman	618,750	11.68%
42 Ben Zvi Street
Ramat Gan, Israel
Amir Uziel	1,031,250	19.46%
42 Ben Zvi Street
Ramat Gan, Israel
Itschak Shrem	1,031,250	19.46%
42 Ben Zvi Street
Ramat Gan, Israel
Lavi Krasney	1,031,250	19.46%
42 Ben Zvi Street
Ramat Gan, Israel
Short Trade Ltd. (1)	625,000	11.79%
12 Hadfus Street
Jerusalem, Israel
Directors and Officers (2 persons)	0	0.00%

(1) Applicable percentage ownership is based on 5,298,782 shares of common stock outstanding as of March 3, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 3, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

N/A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal years ended December 31, 2014 and 2013.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by M&K CPAS PLLC for the audit of the Registrant's annual financial statements for the year ended December 31, 2014 and fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended December 31, 2013, and fees billed for other services rendered by M&K CPAS PLLC and McConnell & Jones, LLP during those periods.

		Year Ended	Year Ended
		December 31, 2014	December 31, 2013
Audit fees (1)	$	____	$4,750
Audit-related fees (2)		---	---
Tax fees (3)		---	---
All other fees		---	---
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

Exhibit No.	Description
10.1	Memorandum of Understanding dated December 2, 2014, attached to the the Company's Form 8-K as file with the SEC on December 2, 2014.
10.2	Memorandum of Understanding dated December 30, 2014, attached to the the Company's Form 8-K as file with the SEC on January 2, 2015.
10.3	Loan Agreement between the Registrant and Emerald Medical Applications Ltd. dated February 2, 2015, attached to the the Company's Form 8-K as file with the SEC on February 13, 2015.
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZAXIS INTERNATIONAL INC.
By: /s/ Liron Carmel
Liron Carmel
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: March 12, 2015

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: March 12, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Liron Carmel
Liron Carmel
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: March 12, 2015