Form 10-Q
period 2015-03-31
ZAXIS INTERNATIONAL INC
filed 2015-05-14
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On May 14, 2015, the Registrant had 4,550,602 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	March 31, 2015
	(Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash	$554,564	$1,000
Total current assets	554,564	1,000

Total Assets	$554,564	$1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$-	$7,500
Advances payable	120,979	120,979
Accrued interest payable	36,556	35,305
Total current liabilities	157,535	163,784

Long-term liabilities:
Notes payable	37,375	22,375
Total long-term liabilities	37,375	22,375

Total liabilities	194,910	186,159

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;	-	-
4,550,602 shares issued and outstanding at March 31, 2015 and December 31, 2014	455	455
Stock payable	780,000	-
Additional paid in capital	390,210	388,450
Accumulated deficit	(811,011)	(574,064)
Total Stockholders' equity (deficit)	359,654	(185,159)
Total liabilities and stockholders' equity (deficit)	$554,564	$1,000

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Costs and expenses:
General and administrative	(43,936)	7,750
Other expenses - advances to related parties	(190,000)	-
Total operating expenses	(233,936)	7,750

(Loss) from operations	(233,936)	(7,750)

Interest expense	(3,011)	(2,371)
Financial income (expense)	(3,011)	(2,371)

Provision for income taxes	-	-

Net (loss)	$(236,947)	$(10,121)

Loss per share - basic	$(0.05)	$(0.01)

Weighted average number of shares outstanding	4,550,602	1,695,126

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(236,947)	$(10,121)
Adjustments to reconcile net (loss) to cash used in operating activities:
Imputed interest	1,760	-
(Decrease) increase in accounts payable	(7,500)	-
(Decrease) Increase in accrued expenses	1,251	7,621
Net cash used in operating activities	(241,436)	(2,500)

Cash flows from financing activities:
Advances from related party	-	2,500
Issuance of non-convertible note	15,000	-
Proceed from sale of common stock (net of issuance expenses)	780,000	-
Net cash provided by financing activities	795,000	2,500

Net increase (decrease) in cash	553,564	-
Cash and cash equivalents - beginning of period	1,000	-
Cash and cash equivalents - end of period	$554,564	$-

Non-cash transactions:
Transfer of convertible note from related party to unrelated parties	$-	$85,000
Transfer of advances from related party to unrelated party	$-	$40,000

See notes to unaudited interim financial statements

Zaxis International Inc.
Notes to Unaudited Interim Financial Statements
March 31, 2015

Note 1. The Company

Organizational Background:   Emerald Medical Applications Corp. ("the Company") (f/k/a Zaxis International Inc.) was incorporated in Ohio in 1989. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company ("InFerGene") and InFerGene changed its name to Zaxis International Inc. InFerGene was incorporated in California in 1984 and subsequently changed its domicile in connection with the merger into Zaxis to Delaware in 1985. Operations ceased operations in 2002. In November 2002, the Company and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court Northern District of Ohio. On October 13, 2004, the Company emerged from bankruptcy. At present, the Company has no business operations and is deemed to be a shell company.

Basis of Presentation:   The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2015, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents:   For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2014 and December 31, 2014.

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

Fair Value of Financial Instruments:   FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2015 and 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on March 31, 2015 and the year then ended on a recurring basis:

Fair Value Measurements at March 31, 2015
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2015 and December 31, 2014, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current period and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2011. We are not under examination by any jurisdiction for any tax year. At March 31, 2015 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

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

Note 3. Stockholders' Equity

On January 8, 2015 the shareholders approved a resolution to increase the authorized common shares from 100,000,000 to 490,000,000 shares. All other provisions of the common shares remain unchanged. Also on that date, the Company declared a reverse split of common stock at the ration of 1:4. The stock split was effective January 8, 2015 for holders of record as of that date. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred at January 1, 2012.

Recent Issuances of Common Stock

During the period ended December 31, 2014 we issued 4,125,000 shares of our common stock (16,500,000 pre-reverse stock split) in exchange for converting $125,000 of promissory notes.

Between January 15, 2015 and March 15, 2015 the Company sold a total of 2,052,000 units for cash consideration of $780,000 at a price of $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The relative fair value of the stock with embedded warrants was $351,419 for the common stock and $428,581 for the class A warrants. The warrants were valued using the Black-Scholes model with 216% volatility and discount rates ranging between 0.44% to 0.7%. The cash consideration is reflected in stock payable as shares will be issued after reverse merger is completed.

Note 4. Related Party Transactions Not Disclosed Elsewhere

On March 25, 2014, our President and principal shareholder assigned accumulated advances and accruals totaling $124,229, to an unaffiliated third party. The advances carry no specific terms of repayment. On December 15, 2014, $22,375 of the then outstanding balance was converted to a promissory note. A summary of transactions is as follows:

	March 31, 2015	December 31, 2014
Beginning balance	$-	$161,729
Increase due to payments made on behalf of the company	$-	$21,625
Less March 24, 2014 conversion to convertible note	$-	$(40,000)
Less December 15, 2014 conversion to promissory note	$-	$(22,375)
Obligation transferred to unrelated party	$-	$(120,979)
Total	-	-
Less current portion	-	-
Due after one year	$-	$-

There was no stated term of interest associated with this obligation. Accordingly, the company imputed interest at an appropriate rate estimated at 8% as prescribed under FASB ASC 835. For the period ending December 31, 2014 the resultant charge of $11,210 to interest expense was considered a contribution of capital.

Note 5. Notes Payable

Convertible Notes Payable

On October 2, 2009, we issued to our former President and principal shareholder a convertible promissory note in the principal amount of $35,000 bearing interest of 12% per annum (the "2009 Note") in consideration of cash advances made to the Company. The 2009 Note provided had an initial conversion price of $0.10 per share. On March 24, 2014, the board authorized a reduction of the interest rate from 12% per annum to 1% per annum and an adjustment of the conversion rate from $0.10 per share to $0.01 per share. The maturity date was extended from December 31, 2014 to July 1, 2016. On March 24, 2014, our former President and principal shareholder transferred and assigned the 2009 Note and its related accrued interest to five unaffiliated parties each of which have the same interest rate and conversion price.

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

On December 10, 2014, upon the request of all fifteen note holders, all convertible promissory notes in the aggregate principal amount of $125,000 were converted into 4,125,000 shares (16,500,000 pre-reverse stock split) consistent with the provisions of the notes. Related accrued interest of $35,295 was not included in the conversion and remains unpaid at March 31, 2015.

In accordance to ASC #815, Accounting for Derivative Instruments and Hedging Activities, we evaluated the holder's non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted for as derivative financial instruments. Additionally, since the conversion price of the two notes represented the fair market value of the Company's common stock at the time of issuance, no beneficial conversion feature exists. We believe that the Company's shares of common stock is and have been very thinly traded during the last 3 years and that the fair value of the stock price was deemed not to be a fair value. Management decided that because the Company's ability to continue as a going concern was in question and that it has no revenue sources that the conversion price was a better measure of fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

Non-Convertible Payable

On December 15, 2014, we issued a promissory note in the amount of $22,375 to an unaffiliated party in consideration for payments made on behalf of the Company for service provided to the Company (the "December 2014 Note"). The December 2014 Note bears interest at the rate of 1% per annum, is due and payable on January 15, 2016 and is not convertible to common stock.

On January 14 and 16, 2015, we issued two promissory notes in the amount of $15,000 each to two different unaffiliated party in consideration for cash transferred to the Company (the "January 2015 Notes"). The January 2015 Notes bears interest at the rate of 1% per annum, are due and payable on January 14 and 16, 2016 and are not convertible to common stock.

One of the notes was repaid in full during the quarter with interest due waived the by the debtor, with the second note shown in notes payable balance.

We concluded that these notes have a stated rate of interest that is different from the rate of interest that is appropriate for this type of debt at the date of the transaction. Accordingly, the company imputed interest at an appropriate rate estimated at 8% as prescribed under FASB ASC 835. The resultant charge of $6,280 for the period ending December 31, 2014 and $1,760 for the period ending March 31, 2015 to interest expense was considered a contribution of capital.

For the periods ending March 31, 2015 and December 31, 2014 the Company has recognized $1,251 and $3,255 respectively in accrued interest expense related to the stated interest rate on the notes and has recognized $1,760 and $17,490 in imputed interest expense.

Note 6. Income Taxes

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

		March 31, 2015		December 31, 2014
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryovers		449,064		157,172
Less valuation allowance		(449,064)		(157,172)
Net deferred asset		$-		$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2011.

Note 7. Advances to Related Party

On February 3, 2015 and March 23, 2015, $90,000 and $100,000, respectively, were advanced to a company that Zaxis is in merger discussions with. These loans shall bear interest at the rate of one (1%) percent per annum (the "Interest Rate") and shall be due and payable ninety (90) days from the date of the Loan (the "Maturity Date"). Since collectability is not reasonably assured this amount is being expensed in the statement of operations.

The ability of the third party loanee Emerald Medical Applications Ltd to repay the loans as a standalone company is highly in doubt since it used the loan proceeds for ongoing business operations. If, for any reason, the merger with Zaxis, which is in advance stages of closing, does not close Emerald Medical Applications Ltd will not have sufficient funds to repay the loan.

Note 8. Subsequent Events

The December 2014 note for December 2014 Note for 22,375 was paid back with the stated interest to note holder by the company on April 21, 2015 on the note.

The second January 2015 Note for $15,000 was paid back to note holder by the company on April 21, 2015 and the stated interest due on the note was waived by debtor.

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

The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

 - may significantly reduce the equity interest of our stockholders;
 - will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and
 - may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

 - default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
 - acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;
 - our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
 - our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

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

Results of Operations during the period ended March 31, 2015 as compared to the period ended March 31, 2014

We have not generated any revenues during the periods ended March 31, 2015 and 2014. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the period ended March 31, 2015, we incurred $236,947 in net loss due to general and administrative expenses of $43,936, other expense of $190,000 relating to advances made to related parites and interest expense of $3,011 compared to a net loss for the period ended March 31, 2014 of $10,121 due to general and administrative expenses of $7,750 and interest expense of $2,371.

On February 3, 2015 and March 23, 2015, $90,000 and $100,000, respectively, were advanced to a company that Zaxis is in merger discussions with. These loans shall bear interest at the rate of one (1%) percent per annum (the "Interest Rate") and shall be due and payable ninety (90) days from the date of the Loan (the "Maturity Date"). Since collectability is not reasonably assured this amount is being expensed in the statement of operations.
The ability of the third party loanee Emerald Medical Applications Ltd to repay the loans as a standalone company is highly in doubt since it used the loan proceeds for ongoing business operations. If, for any reason, the merger with Zaxis, which is in advance stages of closing, does not close Emerald Medical Applications Ltd will not have sufficient funds to repay the loan.

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

On March 31, 2015, we have had current cash assets of $554,564 and had $157,535 in current liabilities consisting of $36,556 in accrued interest expenses and $120,979 advance payable to unrelated parties. We had long-term liabilities of $37,375 in notes payable.

On December 31, 2014, we have had current cash assets of $1,000 and had $163,874 in current liabilities consisting of $7,500 in accounts payable, $35,305 in accrued interest expenses and $120,979 in advances payable to unrelated parties. We had long-term liabilities of $22,375 in notes payable.

During the period ended March 31, 2015, we had negative cash flow from operations of $241,436, which was the result of a net loss of $236,947 and decrease in accounts payable of $7,500 and offset by imputed interest of $1,760 and increase in accrued liabilities of $1,251.

During the period ended March 31, 2015, we had positive cash flow from financing activities which was the result of $15,000 issuance on non-convertible note and $780,000 from proceeds from sale of common stock.

During the period ended March 31, 2014, we had negative cash flow from operations of $2,500 which was the result of a net loss of $10,121 offset by increase in accrued expenses of $7,621 and advances from related party of $2,500 due to loans made by former Management.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the period ended March 31, 2015 with an explanatory paragraph on going concern.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

See risk factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Date: May 14, 2015

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 14, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Liron Carmel
Liron Carmel
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 14, 2015