Form 10-Q
period 2015-06-30
ZAXIS INTERNATIONAL INC
filed 2015-08-07
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission file number: 0-15476

ZAXIS INTERNATIONAL INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

7 Imber Street, Petach Tivka, Israel	4951141
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (972) 3-744-4505

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

On August 7, 2015, the Registrant had 13,589,905 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Zaxis International Inc.
Balance Sheets

	June 30, 2015
	(Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash	$467,380	$1,000
Total current assets	467,380	1,000

Total Assets	$467,380	$1,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$-	$7,500
Advances payable	-	120,979
Accrued interest payable	-	35,305
Total current liabilities	-	163,784

Long-term liabilities:
Notes payable	-	22,375
Total long-term liabilities	-	22,375

Total liabilities	-	186,159

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
Common stock, $0.0001 par value; 100,000,000 shares authorized;	-	-
6,550,602 shares issued and outstanding at June 30, 2015 and December 31, 2014	655	455
Stock payable	385,000	-
Additional paid in capital	1,283,342	388,450
Accumulated deficit	(1,201,617)	(574,064)
Total stockholders' equity (deficit)	467,380	(185,159)
Total liabilities and stockholders' equity	$467,380	$1,000

See notes to unaudited interim financial statements

Zaxis International Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	88,390	6,500	132,326	14,250
Other expenses - advances to related party	300,000	-	490,000	2,678
Total operating expenses	388,390	6,500	622,326	16,928

(Loss) from operations	(388,390)	(6,500)	(622,326)	(14,250)

Interest expense	(1,688)	(307)	(4,699)	(2,678)
Gain on debt settlement	(528)	-	(528)	-
Financial income (expense)	(2,216)	(307)	(5,277)	(2,678)

Provision for income taxes	-	-	-	-

Net (loss)	$(390,606)	$(6,807)	$(627,553)	$(16,928)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.08)	$(0.00)	$(0.13)	$(0.01)

Weighted average shares outstanding
Basic and diluted	4,682,407	1,695,126	4,682,407	1,695,126

See notes to unaudited interim financial statements.

Zaxis International Inc.
Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(627,533)	$(16,928)
Loss (gain) on debt settlement	528	-
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Imputed interest	4,113	-
(Decrease) increase in accounts payable	(7,500)	-
(Decrease) increase in accrued expenses	(35,833)	9,178
Net cash used in operating activities	(666,245)	(7,750)

Cash flows from financing activities:
Advances from related party	-	7,500
Principal payments on debt	(52,375)	-
Proceeds from sale of common stock (net of issuance expenses)	1,185,000	-
Net cash provided by financing activities	1,132,625	7,750

Net increase (decrease) in cash	466,380	-
Cash and cash equivalents - beginning of period	1,000	-
Cash and cash equivalents - end of period	$467,380	$-

Non-cash transactions:
Transfer of convertible note from related party to unrelated parties	$-	$85,000
Transfer of advances from related party to unrelated party	$-	$40,000

See notes to unaudited interim financial statements

Zaxis International Inc.
Notes to Unaudited Interim Financial Statements
June 30, 2015

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

Basis of Presentation:   The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2015, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents:   For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments:   FASB ASC 825, Financial Instruments, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2015 and 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at June 30, 2015
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended Jun e30, 2015 and December 31, 2014, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Between April 1, 2015 and June 29, 2015 the Company sold a total of 1,012,500 units for cash consideration of $405,000 at a price of $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The relative fair value of the stock with embedded warrants was $158,123 for the common stock and $246,877 for the class A warrants. The warrants were valued using the Black-Scholes model with volatility ranging between163% - 177% and discount rates ranging between 0.54% to 0.71%. The cash consideration is reflected in stock payable as shares will be issued after reverse merger is completed.

Note 4. Related Party Transactions Not Disclosed Elsewhere

On March 25, 2014, our President and principal shareholder assigned accumulated advances and accruals totaling $124,229, to an unaffiliated third party. The advances carry no specific terms of repayment. On December 15, 2014, $22,375 of the then outstanding balance was converted to a promissory note. A summary of transactions is as follows:

	June 30, 2015	December 31, 2014
Beginning balance	$-	$161,729
Increase due to payments made on behalf of the company	$-	$21,625
Less March 24, 2014 conversion to convertible note	$-	$(40,000)
Less December 15, 2014 conversion to promissory note	$-	$(22,375)
Obligation transferred to unrelated party	$-	$(120,979)
Total	-	-
Less current portion	-	-
Due after one year	$-	$-

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

On December 10, 2014, upon the request of all fifteen note holders, all convertible promissory notes in the aggregate principal amount of $125,000 were converted into 4,125,000 shares (16,500,000 pre-reverse stock split) consistent with the provisions of the notes. Related accrued interest of $35,295 was not included in the conversion and remains unpaid at June 30, 2015.

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

One of the notes was repaid in full during the first quarter with interest due waived the by the debtor, and the second note was repaid during the second quarter with interest due waived the by the debtor.

During the second quarter the promissory note in the amount of $22,375 with interest due was repaid in full.

During the second quarter an agreement was reached with the holder of $120,979 advance payable note to settle the full amount due for $30,000 and interest due. The settlement with all note holders resulted in $528 loss on debt settlement as well as a charge of $90,979 considered a contribution of capital.

We concluded that these notes have a stated rate of interest that is different from the rate of interest that is appropriate for this type of debt at the date of the transaction. Accordingly, the company imputed interest at an appropriate rate estimated at 8% as prescribed under FASB ASC 835. The resultant charge of $6,280 for the period ending December 31, 2014 and $4,113 for the period ending June 30, 2015 to interest expense was considered a contribution of capital.

For the periods ending June 30, 2015 and December 31, 2014 the Company has recognized $4,699 and $3,255 respectively in accrued interest expense related to the stated interest rate on the notes and has recognized $4,113 and $17,490 in imputed interest expense.

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

We have a current operating loss carry-forward of $784,725 resulting in deferred tax assets of $0. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

		June 30, 2015		December 31, 2014
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryovers		784,725		157,172
Less valuation allowance		(784,725)		(157,172)
Net deferred asset		$-		$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2011.

Note 7. Advances to Related Party

On February 3, 2015, March 23, 2015, 4 May, 2015, June 6, 2015 and June 26, 2015, $90,000, $100,000, $100,000, $100,000, $100,000 respectively, were advanced to a company that Zaxis is in merger discussions with. These loans shall bear interest at the rate of one (1%) percent per annum (the "Interest Rate") and shall be due and payable ninety (90) days from the date of the Loan (the "Maturity Date"). Since collectability is not reasonably assured this amount is being expensed in the statement of operations.

The ability of the third party loanee Emerald Medical Applications Ltd to repay the loans as a standalone company is highly in doubt since it used the loan proceeds for ongoing business operations. If, for any reason, the merger with Zaxis, which is in advance stages of closing, does not close Emerald Medical Applications Ltd. will not have sufficient funds to repay the loan.

Note 8. Subsequent Events

In July 2015, the Company filed a Form 8-K/12G with the SEC for the merger between the Company and Emerald Medical Applications Ltd. On August 5, 2015, the Company filed a registration statement on Form S-1 for selling security holders offering 19,361,758 shares of common stock

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

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

The Definitive Agreement with Emerald closed on July 14, 2015 and Emerald became a wholly-owned subsidiary of the Company.

Plan of Operations

We are a digital health startup company engaged in the development, sale and service of imaging solutions utilizing our proprietary DermaCompare software that we developed for use in derma imaging and analytics (our “DermaCompare” or “Product”). In our development of the DermaCompare technology, we utilized the knowledge learned from advanced military image processing and data analytics to improve the analysis of medical images for the benefit of patients and the medical community. We believe that our proprietary DermaCompare software represents an advancement in skin cancer screening that should enable physicians to more readily identify and monitor changes in their patients’ skin characteristics.

DermaCompare is Emerald’s first application of its technology, which we believe represents an advance in the early detection of skin cancer. DermaCompare is based on automated image analytics software using advanced algorithms for alignment, anchoring, identifying and detecting changes in the shapes, colors and sizes of skin lesions, which could potentially become Melanoma. We apply our DermaCompare technology in image capture, correction and intelligent data extraction in the market for derma imaging products.

Our DermaCompare solution allows dermatologists and other medical care professionals, using a set of 25 total body photography (“TBP”), to capture sets of skin lesion images with, among other devices, digital cameras, camera-equipped smart phones or tablets. These images are then transmitted online and are remotely analyzed by professionals using our DermaCompare software.

Our DermaCompare imaging software has 2 main modules:

●	A SaaS cloud-based Dr. Module that can be launched on any desktop computer connected to the Internet; or
●	Mobile APP for mass population uses can be installed on smart phones or tablets with iOS or Android operating systems.

Our future plans also contemplate the use of wearable computing and imaging devices such as Google glasses or other comparable devices.

Our sales and marketing plan is to sell licenses for our DermaCompare imaging software to: NHSs, HMOs, health insurance companies, hospitals and medical clinics through distributers, health care channel partners or directly through independent salespersons and/or web purchase to dermatologists and other physicians (GPs) that we expect to purchase licenses based on the number of potential numbers of patients.

During the quarter ended March 31, 2015, the Company sold a total of 2,052,000 units for cash consideration of $780,000 at a price of $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month.

During the quarter ended June 30, 2015, the Company sold a total of 1,012,500 units for cash consideration of $405,000 at a price of $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month.

Results of Operations during the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014

We have not generated any revenues during the three and six months ended June 30, 2015 and 2014. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the three and six month period ended June 30, 2015, we incurred $390,606 and $627,553, respectively, in net loss compared to $6,807 and $16,928 during the same period in the prior year.

Our general and administrative expenses increased to $88,390 and $132,326 for the three and six months ended June 30, 2015 as compared to $6,500 and $14,250 during the same period in the prior year. The significant increase was due to increased expenses relating to the merger between the Company and Emerald Medical Applications Ltd.

Other expense increased to $300,000 and $490,000 for the three and six months ended June 30, 2015 as compared to $0 and $0 during the same period in the prior year, due to advances made to related parties. Interest expense increased to $1,698 and $4,699 for the three and six months ended June 30, 2015 as compared to $307 and $2678 during the same period in the prior year and gain of debt settlement increased to $528 and $0 for the three and six months ended June 30, 2015 as compared to $0 and $0 during the same period in the prior year.

On February 3, 2015, March 23, 2015, 4 May, 2015, June 6, 2015 and June 26, 2015, $90,000, $100,000, $100,000, $100,000, $100,000 respectively, were advanced to a company that Zaxis is in merger discussions with. These loans shall bear interest at the rate of one (1%) percent per annum (the "Interest Rate") and shall be due and payable ninety (90) days from the date of the Loan (the "Maturity Date"). Since collectability is not reasonably assured this amount is being expensed in the statement of operations.

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

On June 30, 2015, we have had current cash assets of $467,380 and had $0 in current and long-term liabilities.

On December 31, 2014, we have had current cash assets of $1,000 and had $163,874 in current liabilities consisting of $7,500 in accounts payable, $35,305 in accrued interest expenses and $120,979 in advances payable to unrelated parties. We had long-term liabilities of $22,375 in notes payable.

During the period ended June 30, 2015, we had negative cash flow from operations of $666,245, which was the result of a net loss of $627,553 decrease in accrued liabilities of $35,833 and decrease in accounts payable of $7,500 and offset by imputed interest of $4,113 and $528 loss on debt settlement.

During the period ended June 30, 2015, we had positive cash flow from financing activities of $1,132,625 which was the result of $1,185,000 from proceeds from sale of common stock offset by $52,375 principal payments on debt.

During the period ended June 30, 2014, we had negative cash flow from operations of $7,750 which was the result of a net loss of $16,928 offset by increase in accrued expenses of $9,178 and advances from related party of $7,750 due to loans made by former Management.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the period ended June 30, 2015 with an explanatory paragraph on going concern.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

See risk factors discussed in the Company's registration statement on Form S-1 as filed with the SEC on August 5, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

During the quarter ended June 30, 2015, the Company sold a total of 1,012,500 units for cash consideration of $405,000 at a price of $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The issuances of these Warrants was made without registration under the Act in reliance upon the exemptions provided in Section 4(2) of the Act and Reg S.

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
Date: August 7, 2015

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 7, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Liron Carmel
Liron Carmel
Chairman
(Principal Executive Officer)
Date: August 7, 2015