Form 10-Q
period 2015-09-30
Emerald Medical Applications Corp.
filed 2015-11-20
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission file number: 0-15476

EMERALD MEDICAL APPLICATIONS CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

7 Imber Street, Petach Tivka, Israel	4951141
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: +(972) 3-744-4505

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

On November 20, 2015, the Registrant had 15,063,555 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Emerald Medical Applications Corp.
Balance Sheets
As of September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$447,029	$14,411
Due from related party	-	18,999
Other receivable	11,812	6,718
Total current assets	458,841	40,128

Fixed assets, net
Fixed assets, net of accumulated depreciation of $4,180 and $66, respectively	23,260	1,390
Total assets	$482,101	$41,518

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$130,354	$2,577
Accounts payable - related party	16,046	4,439
Employee payable	48,506	-
Accrued interest payable	7,444	2,013
Short term notes payable - related party	-	19,521
Short term notes payable	82,071	68,389
Convertible note payable, net of discount of $0 and $9,555, respectively	29,719	20,164
Derivative liability	-	20,532
Total current liabilities	314,140	137,635
Total liabilities	314,140	137,635

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized;
14,807,805 and 7,438,141 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	1,481	744
Accumulated other comprehensive income (loss)	(19,915)	8,932
Additional paid-in capital	7,966,600	(744)
Accumulated deficit	(7,780,205)	(105,049)
Total stockholders' equity (deficit)	167,941	(96,117)
Total liabilities and stockholders' equity (deficit)	$482,101	$41,518

Emerald Medical Applications Corp.
Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$-	$-	$-	$-

Expenses:
Other operating expenses	(618,599)	-	(618,599)	-
Research and development expenses	(252,498)	-	(499,898)	-
General and administrative expenses	(364,730)	-	(539,121)	-
Total operating expenses	(1,235,827)	-	(1,657,618)	-

Loss from operations	(1,235,827)	-	(1,657,618)	-

Other income (expense):
Interest expense	(6,934)	-	(18,763)	-
Stock based compensation	(5,343,088)	-	(5,343,088)	-
Change in fair value of derivative	20,165	-	20,532	-
Gain/(loss) from foreign currency	-	-	1,808	-
Loss on settlement of debt	(678,027)	-	(678,027)	-
Other income (expense)	(6,007,884)	-	(6,017,538)	-

Total income (expense)	(7,234,711)	-	(7,675,156)	-

Provision for income taxes	-	-	-	-

Net loss	$(7,234,711)	$-	$(7,675,156)	$-

Basic and diluted (net loss per share)	$(0.54)	$(0.00)	$(0.81)	$(0.00)
Weighted average shares outstanding - basic and diluted	13,413,006	7,438,141	9,451,649	7,438,141

Emerald Medical Applications Corp.
Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss	$(7,234,711)	$-	$(7,675,156)	$-
Foreign currency translation gain (loss)	(3,297)	-	(28,847)	-
Total comprehensive gain (loss)	$(7,238,008)	$-	$(7,704,003)	$-

Emerald Medical Applications Corp.
Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30, 2015	September 30, 2014

Operating Activities:
Net (loss)	$(7,675,156)	$-
Depreciation expense	4,132	-
Amortization of debt discount	9,555	-
Change in fair value of derivative liabilities	(367)	-
Extinguishment of derivative	(20,165)	-
Shares issued for services	617,900	-
Warrants issued for services	5,343,088	-
Loss on settlement of debt	678,027	-
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Increase in accounts payable	131,553	-
Increase in related parties payable	11,607	-
Increase in employees payable	48,506	-
Increase in amounts due from related party	18,999	-
Increase in other receivables	(5,094)	-
Increase in accrued interest	5,431	-
Net cash used in operating activities	(831,984)	-

Investing Activities:
Purchase of property and equipment	(26,002)	-
Effect of reverse merger	467,380	-
Net cash provided by investing activities	441,378	-

Financing Activities:
Proceeds from sale of common stock (net of issuance expenses)	280,000	-
Issuance of short-term payable	572,071	-
Net cash provided by financing activities	852,071	-
Foreign currency adjustment	(28,847)	-

Net increase (decrease) in cash	432,618	-
Cash and cash equivalents - beginning of period	14,411	-
Cash and cash equivalents - end of period	$447,029	$-

Non-cash transactions:
Shares issued for reverse merger	$547	$-
Debt settled with stock	$91,687	$-

Emerald Medical Applications Corp
Notes to Unaudited Interim Financial Statements
September 30, 2015
(unaudited)

Note 1. The Company

Organizational Background:

Emerald Medical Applications Corp. ("the Company") (f/k/a Zaxis International Inc.) was incorporated in Ohio in 1989, it's fiscal year end is December 31st. On August 25, 1995, The Company merged with a subsidiary of The InFerGene Company ("InFerGene") and InFerGene changed its name to The Company International Inc. InFerGene was incorporated in California in 1984 and subsequently changed its domicile in connection with the merger into The Company to Delaware in 1985. Operations ceased operations in 2002. In November 2002, the Company and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court Northern District of Ohio. On October 13, 2004, the Company emerged from bankruptcy.

On July 14, 2015 the closing of the Share Exchange Agreement was held (the "Closing") and as a result, Emerald Medical Applications Ltd. became a wholly-owned subsidiary of the Registrant. Pursuant to the Closing of the Share Exchange Agreement, the Company issued 5,474,545 shares of its common stock, par value $0.0001 (the "Shares" or "Common Stock") to Lior Wayn, Emerald's CEO and the sole holder of Emerald Medical Applications Ltd.'s ordinary Shares, representing 40.58% of the company's 13,489,905 outstanding Shares, in exchange for 100% of Emerald Medical Applications Ltd.'s ordinary Shares.

Subsequently to the Closing Mr. Lior Wayn has been appointed as the Company's CEO, and has been granted considerable influence on the appointment of new directors thereby creating a new management structure for the company replacing the old management. Additionally Mr. Wayn is to receive additional shares in the future contingent on the Company achieving commercial milestone. Thus the new management, headed by Mr. Wayn, is considered to be in control of more than 50% of the company and with the ability to make all management decisions.

Emerald is a company organized under the laws of the State of Israel on February 17, 2010. Emerald is digital health Startup Company engaged in the development, sale and service of imaging solutions utilizing its proprietary DermaCompare software that it developed for use in derma imaging and analytics ("DermaCompare"). Emerald believes that its proprietary DermaCompare software represents an advancement in skin cancer screening that should enable physicians to more readily identify and monitor changes in their patients' skin characteristics.

Emerald's DermaCompare solution allows dermatologists and other medical care professionals, using a set of 25 total body photography ("TBP"), to capture sets of skin lesion images with, among other devices, digital cameras, camera-equipped smartphones or tablets. These images are then transmitted online and are remotely analyzed by professionals using our DermaCompare software.

Emerald's sales and marketing plan is to sell licenses for our imaging software to: NHSs, HMOs, health insurance companies, hospitals and medical clinics through distributers, health care channel partners or directly through independent salespersons and/or web purchase to dermatologists and other physicians (GPs) that we expect to purchase licenses based on the number of potential numbers of patients.

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2015, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The company elected December 31 as its fiscal year end.

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
Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2015 and December 31, 2014.

Other Receivables:

The company treats VAT refunds claimed resulting from excess VAT paid over VAT received as other receivables, amount shown as other receivables as of September 30, 2015 and December 31, 2014 were collected in Q4 2015.

Currency Translation and Other Comprehensive Income:

Balance sheet items are translated using all-current translation method for self-contained foreign operations (where functional currency = foreign currency) whereby assets and liabilities are translated using the exchange rate on the date of the balance sheet. It translates revenues, expenses, and net income using the average exchange rate during the period. The foreign exchange adjustment that results from applying the all-current method appears in other comprehensive income, a separate shareholders' equity account, and does not affect net income each period.

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

Fair Value Measurements:

The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the nine month period ended September 30, 2015 and the twelve months period ending December 31, 2014, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of December 31, 2014, were: Volatility of 143.9% for the nine month period ended September 30, 2015 and 132.4% for the twelve months period ending December 31, 2014, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

Fair Value Measurements at September 30, 2015

Level 3 - Derivative liabilities from:	Balance at December 31, 2014	New Issuances	Settlements	Change in Fair Value	Balance at September 30, 2015
Convertible Note	$(20,532)	$-	$-	(20,532)	$-

Fair Value Measurements at December 31, 2014

Level 3 - Derivative liabilities from:	Balance at December 31, 2013	New Issuances	Settlements	Change in Fair Value	Balance at December 31, 2014
Convertible Note	$-	$13,147	$-	7,385	$20,532

Changes in the unobservable input values would likely cause material changes in the fair value of the Company's Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation for probability percentages assigned to future expected settlement possibilities. A significant increase (decrease) in this distribution of percentages would result in a higher (lower) fair value measurement.

The following table presents assets and liabilities that were measured and recognized at fair value as of September 30, 2015 and December 31, 2014 and the nine months and year then ended on a recurring basis:

Description

Fair Value Measurements at September 30, 2015

	Level 1	Level 2	Level 3	Total Unrealized Gain (Loss)
09/30/2015 Derivative Liability	$-	$-	$-	$(20,165)
12/31/14 Derivative Liability	$-	$-	$20,532	$20,532

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2015 and December 31, 2014:

Fair Value Measurements at September 30, 2015

Level 3
Assets
Total assets	$-

Liabilities
Derivative liability	$-
Total liabilities	$-

Fair Value Measurements at December 31, 2014

Level 3
Assets
Total assets	$-

Liabilities
Derivative liability	$20,532
Total liabilities	$20,532

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2015 or the year ended December 31, 2014.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of September 30, 2015 or December 31, 2014.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2011. We are not under examination by any jurisdiction for any tax year. At September 30, 2015 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16-Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17-Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements - Going-Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2015, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2. Stockholders' Equity

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

Between January 15, 2015 and March 15, 2015 the Company sold a total of 2,052,000 units for cash consideration of $780,000 at a price of $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The relative fair value of the stock with embedded warrants was $351,433 for the common stock and $428,567 for the class A warrants. The warrants were valued using the Black-Scholes model with 153% volatility and discount rates ranging between 0.44% to 0.7%. These units were issued as stock payable and the cash from sale of units was not received for the sale of stock pre-reverse merger.

Between April 1, 2015 and June 29, 2015 the Company sold a total of 1,012,500 units for cash consideration of $405,000 at a price of $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The relative fair value of the stock with embedded warrants was $158,123 for the common stock and $246,877 for the class A warrants. The warrants were valued using the Black-Scholes model with volatility ranging between163% - 177% and discount rates ranging between 0.54% to 0.71%. These units were issued as stock payable and the cash from sale of units was not received for the sale of stock pre-reverse merger.

Between July 1, 2015 and September 30, 2015 the Company sold a total of 140,000 units for cash consideration of $15,000 at price of $0.107 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The relative fair value of the stock with embedded warrants was $4,294 for the common stock and $10,706 for the class A warrants. The warrants were valued using the Black-Scholes model with volatility of 153% and discount rates of 0.61%. These units were issued as stock payable and the cash from sale of units was not received for the sale of stock pre-reverse merger.

Between July 1, 2015 and September 30, 2015 the Company sold a total of 862,500 units for cash consideration of $345,000 at price of $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The relative fair value of the stock with embedded warrants was $118,415 for the common stock and $226,585 for the class A warrants. The warrants were valued using the Black-Scholes model with volatility ranging between 153% - 182% and discount rates ranging between 0.54% to 0.71%. Of these units $65,000 were issued as stock payable and the cash from sale of units was not received for the sale of stock pre-reverse merger and $280,000 cash was received subsequent to Closing of the reverse merger.

On July 16, 2015 and August 6, 2015 the company issue 517,900 shares to one service provider and 100,000 shares to two service providers, respectively, for services valued at a total value of $617,900, arrived at using the stock price on date of grant of $1.00 per Nasdaq.

On July 16, 2015 5 Emerald debt holders in amount of $87,910 converted their debt into 274,719 units at a conversion price of $0.32 per unit, each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The Loss on Settlement of Debt recorded is $678,027.

On July 14, 2015 the Company issued Emerald's CEO and founder, Lior Wayn, 5,474,545 shares as per the share purchase agreement valued at $877,380, valued on the date of grant for the price of common stock.

On July 16, 2015 consultants were issued 2,500,000 Class B Warrants exercisable for a two-year period to acquire one (1) share of Common Stock at a price of $0.40 per share; The fair value of these warrants is $2,199,507. The warrants were valued using the Black-Scholes model with volatility of 182% and discount rate of 0.67%. The Class B warrants are fully vested and were accordingly included in expenses as stock based compensation.

On July 16, 2015 consultants were issued 2,536,247 Class C Warrants exercisable for a 90 day period, commencing 90 days after the effective date of this Registration Statement, at an exercise price of $0.40 to acquire one (1) share of Common Stock and one (1) Class A Warrant at an exercise price of $0.80. The fair value of these warrants is $3,143,581. The warrants were valued using the Black-Scholes model with volatility of 182% and discount rate of 0.67%. The Class C warrants are fully vested and were accordingly included in expenses as stock based compensation.

Note 3. Related Party Transactions

On March 25, 2014, our President and principal shareholder assigned accumulated advances and accruals totaling $124,229, to an unaffiliated third party. The advances carry no specific terms of repayment. On December 15, 2014, $22,375 of the then outstanding balance was converted to a promissory note (see Note 4 below). A summary of transactions is as follows:

	September 30, 2015	December 31, 2014
Beginning balance	$-	$161,729
Increase due to payments made on behalf of the company	$-	$21,625
Less March 24, 2014 conversion to convertible note	$-	$(40,000)
Less December 15, 2014 conversion to promissory note	$-	$(22,375)
Obligation transferred to unrelated party	$-	$(120,979)
Total	-	-
Less current portion	-	-
Due after one year	$-	$-

There was no stated term of interest associated with this obligation. Accordingly, the company imputed interest at an appropriate rate estimated at 8% as prescribed under FASB ASC 835. For the period ending December 31, 2014 the resultant charge of $11,210 to interest expense was considered a contribution of capital.

During the second quarter an agreement was reached with the holder of $120,979 advance payable note to settle the full amount due for $30,000 and interest due. The settlement with all note holders resulted in $528 loss on debt settlement due to the payment being higher than principal and accrued interest as of that date as well as a charge of $90,979 considered a contribution of capital due to the fact that note holder, IMWT, was a related party.

Former CEO of The Company International Ltd whom during November 2014 loaned amount to company of $19,521 an interest rate of 8% per annum converted it to shares as described in Note 2.

On July 16, 2015 5 Emerald debt holders in amount of $87,910 converted their debt into 274,719 units at a conversion price of $0.32 per unit, each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The Loss on Settlement of Debt recorded is $678,027.

On July 14, 2015 the Company issued Emerald's CEO and founder, Lior Wayn, 5,474,545 shares as per the share purchase agreement valued at $877,380, valued on the date of grant for the price of common stock.

The company's CEO, Lior Wayn was owed $16,046 and $0 payable as of September 30, 2015 and December 31, 2014, respectively.

Following Closing of the reverse merger, $490,000 loan from Zaxis International Inc. to Emerald Medical Applications Ltd. was rendered an intercompany loan and as such was written off.

Note 4. Employee Payable

For the periods ended September 30, 2015 and December 31, 2014 the Company had $48,506 and $0, respectively, in employee payable related to the monthly wages payable to the company's employees.

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

On July 8, 2014 the company issued a convertible promissory note to Axel Springer Plug & Play Accelerator GmbH (the "Holder"), in the amounts of $29,719. The Convertible Notes are convertible at the lessor of a market based discounted and a fixed rate derived from a fixed market cap. The Holders have the right following the Date of Issuance, and until any time until the convertible Promissory Note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible Promissory Note, and accrued interest, into fully paid and non-assessable shares of Common Stock. Holder was not issued warrants with the Convertible Promissory Note. See Note 6 for description of derivative testing.

Note Payable - Not Convertible

On December 15, 2014, we issued a promissory note in the amount of $22,375 to an unaffiliated party in consideration for payments made on behalf of the Company for service provided to the Company (the "December 2014 Note"). The December 2014 Note bears interest at the rate of 1% per annum, is due and payable on May 12, 2015. On April 21, 2015 this promissory note with interest due was repaid in full.

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

One of the notes was repaid in full on March 3, 2015 with interest due waived the by the debtor, and the second note was repaid on April 22, 2015 with interest due waived the by the debtor.

During the second quarter an agreement was reached with the holder of $120,979 advance payable note to settle the full amount due for $30,000 and interest due. The settlement with all note holders resulted in $528 loss on debt settlement due to the payment being higher than principal and accrued interest as of that date as well as a charge of $90,979 considered a contribution of capital due to the fact that note holder, IMWT, was a related party.

We concluded that these notes have a stated rate of interest that is different from the rate of interest that is appropriate for this type of debt at the date of the transaction. Accordingly, the company imputed interest at an appropriate rate estimated at 8% as prescribed under FASB ASC 835. The resultant charge of $6,280 for the period ending December 31, 2014 and $4,113 for the period ending September 30, 2015 to interest expense was considered a contribution of capital and was recorded in additional paid in capital.

On November 16, 2014 four individuals loaned amount to company, totaling $87,910 with maturity dates of November 16, 2015 and bearing an interest rate of 8% per annum, these notes were fully converted on July 16, 2015 to Company shares of commons stock and warrants as described in Note 3.

Between March 31, 2015 and July 31, 2015 the Chief Scientist Ministry of Israel loaned the company an amount of $82,071. The loan bears 17% interest and shall be due and payable when the company generates sales revenue from products in development.

For the periods ended September 30, 2015 and December 31, 2014 the Company has recognized $7,444 and $2,013, respectively, in accrued interest expense related to the stated interest rate on the notes. Interest expense for the periods ended September 30, 2015 and September 30, 2014, respectively, were $18,763 and $0, of which $9,555 and $0 is from the amortization of debt discount.

Note 6. Derivative Liabilities and Convertible Notes

On July 8, 2014 the company issued a convertible promissory note to Axel Springer Plug & Play Accelerator GmbH (the "Holder"), in the amounts of $29,719.

The Convertible note is convertible at the lessor of a market based discounted and a fixed rate derived from a fixed market cap. The Holder has the right following the Date of Issuance, and until any time until the convertible Promissory Note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible Promissory Note, and accrued interest, into fully paid and non-assessable shares of Common Stock. The Holder was not issued warrants with the Convertible Promissory Note.

The following shows the changes in the derivative liability measured on a recurring basis for the nine months ended September 30, 2015, 2015, and year ended December 31, 2014.

Level 3
Derivative Liability at December 31, 2013	$-
Additions to Derivative Liability related to Convertible Debt	20,532
Derivative Liability at December 31, 2014	$20,532
Change in Fair Value of Derivative Liability	(20,532)
Derivative Liability at September 30, 2015	$-

For the periods ended September 30, 2015 and December 31, 2014 the Company has recognized $0 and $2,013, respectively, in accrued interest expense related to the stated interest rate on the notes. Interest expense for the periods ended September 30, 2015 and September 30, 2014, respectively, were $17,274 and $0, of which $4,399 and $0 is from the amortization of debt discount. The note is no longer considered convertible since the lender elected not to convert, and as such the derivative was written off.

As of December 31, 2014 the company has a $20,532 derivative liability and a $20,164 convertible note payable, net of discount of $9,555. As of September 30, 2015 the company has a $0 derivative liability and a $29,719 convertible note payable, net of discount of $0.

In accordance to ASC #815, Accounting for Derivative Instruments and Hedging Activities, we evaluated the holder's non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted for as derivative financial instruments. Additionally, since the conversion price of the two notes represented the fair market value of the Company's common stock at the time of issuance, no beneficial conversion feature exists. We believe that the Company's shares of common stock is and have been very thinly traded during the last 3 years and that the fair value of the stock price was deemed not to be a fair value. Management decided that because the Company's ability to continue as a going concern was in question and that it has no revenue sources that the conversion price was a better measure of fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements and the $20,165 extinguishment of debt was reflected in the current period earnings.

Note 7. Other Receivables

As of September 30, 2015 and December 31, 2014, the Company had other receivables of $11,812 and $6,718, respectively, which represent VAT refunds claimed resulting from excess VAT paid over VAT received.

Note 8. Accounts Payable and Accrued Liabilities

As of September 30, 2015 and December 31, 2014, the Company had accounts payable and accrued liabilities of $130,354 and $2,577, respectively, which represent accrued expenses including claims brought against the company as described in Note 10 subsequent events section.

Note 9. Litigation Accruals

On November 9, 2015, the Company received a notice of claim from Tomer Maharshak & Co., Israel, the Company's former attorneys, for legal fees allegedly owed by the Company and its wholly-owned Israeli subsidiary, Emerald Medical Applications Ltd. The Company has recorded an accrued liability in the amount of $118,430 at September 30, 2015, which represents 80% of the claim, in reliance upon the advice of its current law firm in Israel. The Company believes that it has meritorious defenses to this claim and does not believe that any potential settlement or judgment will adversely affect the Company.

Note 10. Income Taxes

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

We have a current operating loss carry-forward of $1,137,598 resulting in deferred tax assets of $0. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

		September 30, 2015		December 31, 2014
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryovers		398,159		157,172
Less valuation allowance		(398,159)		(157,172)
Net deferred asset		$-		$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2011.

The Company is not under examination by any jurisdiction for any tax year. Our Israeli income tax returns are open for fiscal years ending on or after December 31, 2010.

Note 11. Subsequent Events

Between November 5 to November 9, 2015, 255,750 Shares were issued for services.

On November 9, 2015 a claim was filed to the Tel Aviv, Israel court against the Company and its wholly owned subsidiary for payment of past due fees by its former counsel. See footnote 9.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Our sales and marketing plan, which has already commenced, is to sell licenses for our DermaCompare imaging software to: NHSs, HMOs, health insurance companies, hospitals and medical clinics through distributers, health care channel partners or directly through independent salespersons and/or web purchase to dermatologists and other physicians (GPs) that we expect to purchase licenses based on the number of potential numbers of patients.

In furtherance of our business plan, which has resulted in us becoming an operating company, Emerald has entered into a series of agreements with unaffiliated third parties for the distribution of its DermaCompare Technology, as follows:
1. On August 12, 2013, Emerald entered into an exclusive distribution with Derma Italy Sri, organized under the laws of the Italy ("Derma Italy"), pursuant to which Derma Italy was granted exclusive distribution rights in Italy;
2. On December 1, 2013, Emerald entered into a distribution agreement with S. Bokhorst - Creatiekracht, organized under the laws of the Netherlands, pursuant to which S. Bokhorst was granted exclusive distribution in the Netherlands;
3. On February 6, 2014, Emerald entered into a distribution agreement with Medical Edge Pty Ltd, organized under the laws of Australia ("Medical Edge"), pursuant to which Medical Edge was granted exclusive distribution rights in the markets of Australia, New Zealand and Oceania;
4. On January 14, 2015, Emerald entered into a Project Agreement with Realize S.A. and Ubitech, entities engaged in IT related to medical technology in Greece, and MEDISP and MPUoP, academic and research institutes in Greece (collectively, the "Greek Partners"). Emerald and the Greek Partners anticipate imminent grants from the Office of Chief Scientist of the State of Israel and the General Secretariat for Research and Technology of Greece, respectively, the proceeds of which will be used for development of enhanced smartphone applications for diagnosis of early stage Melanoma.

During the nine-months ended September 30, 2015, we raised $852,071 in equity and debt capital and we may be expected to require up to an additional $1.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Utilizing capital raised, Emerald completed the development of a commercial model of its DermaCompare Product and has commenced marketing efforts. Emerald is continuing to negotiate additional distribution agreements for territories including North America, Latin America, Southern Africa, Israel and elsewhere in Europe, among other countries and regions. Emerald fully expects to significantly increase the level of its business activities during the 4th quarter of 2015 and expects to generate significant revenues from its DermaCompare Technology commencing in or before the first half of fiscal 2016. Emerald is continuing to work on development of the "next generation" DermaCompare Technology, with enhanced features.

Results of Operations during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014

We have not generated any revenues during the three and nine months ended September 30, 2015 and 2014. During the three and nine month period ended September 30, 2015, we incurred $7,243,711 and $7,675,156, respectively, in net loss compared to $0 and $0 during the same period in the prior year.

Our general and administrative expenses increased to $364,730 and $539,121 for the three and nine months ended September 30, 2015 as compared to $0 and $0 during the same period in the prior year. The significant increase was due to increased expenses relating to the merger between the Company and Emerald Medical Applications Ltd.

Our research and development expenses increased to $252,498 and $499,898 for the three and nine months ended September 30, 2015 as compared to $0 and $0 during the same period in the prior year. The significant increase was due to research and development expenses of Emerald Medical Applications Ltd.

Other operating expenses increased to $618,599 and $618,599 for the three and nine months ended September 30, 2015 as compared to $0 and $0 during the same period in the prior year. The significant increase was due to non-cash compensation.

Interest expense increased to $6,934 and $18,763 for the three and nine months ended September 30, 2015 as compared to $0 and $0 during the same period in the prior year due to increased loans.

Stock based compensation increased to $5,343,088 and $5,343,088 for the three and nine months ended September 30, 2015 as compared to $0 and $0 during the same period in the prior year due to issuance of consultants Class B and C warrants which are fully vested and accordingly were included in expenses as stock based compensation.

Loss of settlement of debt increased to $678,027 and $678,027 for the three and nine months ended September 30, 2015 as compared to $0 and $0 during the same period in the prior year due to settlement with Emerald debt holders as discussed in Note 3.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2015 reflects current assets of $458,841 consisting of $447,029 cash and other receivables of $11,812. As of December 31, 2014, we had current assets of $40,128 consisting of cash and cash equivalents of $14,411, due from related party of $18,999 and other receivables of $6,718.

As of September 30, 2015, we had total current liabilities of $314,140 consisting of $130,354 in accounts payable and accrued liabilities, $16,046 due to related parties, $48,506 employee payable, $7,444 accrued interest payable, $29,719 in convertible notes payable and $82,071 in short term notes payable.

As of December 31, 2014, we had total current liabilities of $137,635 consisting of $2,577 in accounts payable and accrued liabilities, $4,439 accounts payable due to related party, $2,013 accrued interest payable, $19,521 short term notes payable due to related party, $20,164 in convertible notes payable, net of discount, $20,532 derivative liability and $68,389 in short term notes payable.

We had positive working capital of $167,961 as of September 30, 2015 compared to negative working capital $97,507 at December 31, 2014. Such working capital has been sufficient to sustain our operations to date. Our total liabilities as of September 30, 2015 were $314,140 compared to $137,635 at December 31, 2014.

During the period ended September 30, 2015, we had negative cash flow from operations of $831,984, which was the result of a net loss of $7,675,156, $20,532 gain due to extinguishment of derivative, $11,607 increase in related parties payable, $5,094 increase in other receivables offset by $5,343,088 warrants issued for services, $617,900 shares issued for services, $678,027 loss on settlement of debt, $131,553 increase in accounts payable, $48,506 increase in employees payable, $18,999 increase in amounts due from related party and $5,431 increase in accrued interest.

During the period ended September 30, 2015, we had positive cash flow from investing activities of $441,378 which was the result of $467,380 effect of reverse merger offset by $26,002 in purchases of property and equipment.

During the period ended September 30, 2015, we had positive cash flow from financing activities of $852,071 which was the result of $280,000 proceeds from sale of common stock (net of issuance expense) and $572,071 from issuances of short-term payables.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the period ended September 30, 2015 with an explanatory paragraph on going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of September 30, 2015 and December 31, 2014, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the periods ended September 30, 2015 and December 31, 2014, and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Going forward from this filing, the Company intends to work on re-establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. No remediation has been made in this quarter since, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we have not yet commercialized a recombinant fiber and, therefore do not yet have sufficient cash flow to carry out our remediation plans.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Emerald Medical Applications Corp.

By: /s/ Lior Wayn
Lior Wayn
Chief Executive Officer
(Principal Executive Officer)
Date: November 20, 2015

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 20, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chairman
Date: November 20, 2015

By: /s/ Lior Wayn
Lior Wayn
Director
Date: November 20, 2015