Form 10-K
period 2015-12-31
Emerald Medical Applications Corp.
filed 2016-03-31
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________________________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number 0-15476

EMERALD MEDICAL APPLICATIONS CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

7 Imber Street, Petach Tikva, Israel	4951141
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: +(972) 3-744-4505

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2015, the aggregate market value of the 5,713,985 common stock held by non-affiliates of the registrant was approximately $3,999,789 based on the closing price of $0.70 of the Registrants common stock on June 30, 2015. On March 31, 2016, the Registrant had 18,624,461 shares of common stock outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Overview

Our wholly-owned subsidiary, Emerald Medical Applications Ltd., was organized as a privately-owned company under the laws of the State of Israel on February 17, 2010. Emerald is digital health startup company engaged in the development, sale and service of imaging solutions utilizing its proprietary DermaCompare software that it developed for use in derma imaging and analytics ("DermaCompare"). Emerald believes that its proprietary DermaCompare software represents an advancement in skin cancer screening that should enable physicians to more readily identify and monitor changes in their patients’ skin characteristics.

Emerald’s DermaCompare solution allows dermatologists and other medical care professionals, using a set of 25 total body photography ("TBP"), to capture sets of skin lesion images with, among other devices, digital cameras, camera-equipped smart phones or tablets. These images are then transmitted online and are remotely analyzed by professionals using our DermaCompare software.

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

Utilizing capital raised prior to and subsequent to the closing of the Share Exchange Agreement, Emerald completed the development of a commercial model of its DermaCompare Product and has commenced marketing efforts. Emerald is continuing to negotiate additional distribution agreements for territories including North America, Latin America, Southern Africa, Israel and elsewhere in Europe, among other countries and regions. We believe to generate revenues from our DermaCompare Technology during the first half of fiscal 2016. Emerald is continuing to work on development of the "next generation" DermaCompare Technology, with enhanced features.

Notwithstanding our belief that DermaCompare represents a significant advance on existing technologies, there are a number of potential difficulties that we might face, including the following:

●	We may not be able to raise sufficient additional funds to fully implement our business plan;
●	Competitors may develop alternatives that render our DermaCompare software solution redundant or unnecessary;
●	We may not obtain and maintain sufficient protection of our intellectual property;
●	Our DermaCompare software may be shown to have characteristics that indicate it may be ineffective;
●	Our DermaCompare may not be accepted by physicians including dermatologists and the medical community in general; and
●	Strict government regulations and inappropriate reimbursement policies, especially in emerging economies, may hinder the growth of the dermatology device market.

During the twelve months ended December 31, 2015, we raised $989,974 in equity and debt capital and we may be expected to require up to an additional $1.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Overview of Melanoma

Melanoma is a type of skin cancer which forms from melanocytes (pigment-containing cells in the skin), is very aggressive cancer and, at present, there is no cure for Melanoma.

In women, the most common location is the legs. Melanomas in men are most commonly located on the back. It is particularly common among Caucasians, especially northern Europeans and northwestern Europeans, as well as those living in sunny climates. Melanoma rates are higher in Oceania, North America, Europe, Southern Africa, and Latin America. This geographic pattern reflects the primary cause of Melanoma, ultraviolet light (UV) exposure in conjunction with the amount of skin pigmentation in the population. Melanocytes produce the dark pigment, melanin, which is responsible for the color of skin. These cells predominantly occur in skin, but are also found in other parts of the body, including the bowel and the eye. Melanoma can originate in any part of the body that contains melanocytes.

The treatment includes surgical removal of the tumor. If Melanoma is detected early, while it is still relatively small and thin in depth, and provided that it is timely removed or otherwise treated, the cure rates are very high. The likelihood that the Melanoma will reoccur or spread depends on how deeply it has penetrated into the layers of the skin. For Melanomas that come back or spread, treatments include chemo- and immunotherapy and/or radiation therapy. According to National Cancer Institute statistics, the survival rates in the US after five years are is on average 91%.

While Melanoma is less common than other types of skin cancer, it is far more serious if it is not detected in its early stages. Melanoma causes the vast majority of deaths related to skin cancer. Globally, in 2012, that most recent year for which statistics have been reported, Melanoma occurred in 232,000 people and resulted in 55,000 deaths according to the World Cancer Report 2014 of the World Health Organization ("WHO").

It is estimated that 420 million people across the globe are at high risk of Melanoma (See RED in Image).

The Dermatology Device Market

Various devices are used by dermatologists and surgeons to diagnose skin disorders and accurately determine the types of conditions and the treatments required. At present, the dermatology devices market consists of two segments:(i) diagnostic devices market; and (ii) treatment devices market. Our Product is part of the diagnostic device market aimed at increasing the speed and accuracy of skin disorder diagnosis at an early stage.

The respected research firm, "MarketsandMarkets.com," has forecast that the global market for dermatology devices to grow from $6.6 billion in 2014 to $11.3 billion by 2019 and the market in North America, a primary market that we hope to compete in, is expected to reach approximately $5.2 billion by 2019. The key factors expected to drive the forecasted growth are: (i) a rise in skin disorder incidence; (ii) an increase in awareness of available aesthetic procedures; (iii) advances in technology and rising prices; and (iv) the recognition by the population of the harmful effects of to exposure to the sun on skin. All of the forgoing are major contributing factors towards the increasing number of people that become more skin and health conscious.

The global dermatology devices market includes two distinct segments:

●	Diagnostic devices, such as dermatoscopes, microscopes and imaging techniques; and
●	Applications of these diagnostic devices, such as imaging processing software, skin cancer diagnosis technology, hair removal and wrinkle removal

Based on the 2014 MarketsandMarkets.com report, imaging techniques accounted for the largest share of the diagnostic devices segment. Skin cancer diagnosis technologies represents the largest share of the device applications market.

The global dermatology devices market is expected to grow faster due to the increasing number of people suffering from skin-related disorders and the number of people opting for less invasive cosmetic surgeries. These are important factors contributing to the increasing demand of dermatology devices, which, in turn, is expected to contribute to demand for our DermaCompare software solution.

Dermatology devices and respective applications are rapidly gaining popularity not only due to their major role in aesthetic but also the rising numbers of skin disorders such as vascular and pigmented lesions, skin cancer, acne problems and others conditions that vary in different regions of the world.

Geographically, we plan to cover four major regions including North America, Europe, Australia and the increasing market in major Asian countries including China, India and Japan, among others. Rising occurrence of skin related ailments along with technological advancements and higher healthcare expenditures have resulted in North America being the largest market for dermatology devices. This trend is expected to continue. In Australia, Melanoma is the fourth most common cancer with 1 in 14 males and 1 in 23 females expected to develop melanomas during their life time. Its incidence has been increasing by approximately 16% in males and approximately 24% in females over the next decade, according to a report by National Health and Medical Research Council (NHMRC) and New Zealand Guidelines Group (NZGG). The Asian-Pacific market is anticipated to be most profitable due to highly untapped opportunities, rising public and physician awareness and improvement in healthcare infrastructure. Skin disorders such as acne, Melasma, dermatitis, skin warts, lesions and moles, especially in China and India, are projected to drive the Asian market.

Our Market Opportunity

The challenge for dermatologists is the detection of skin cancer in its early stages, which is crucial for patient survival. Approximately 60% of melanomas occur as a result of a new mole, while the remaining 40% are the result of a mole that has changed. Since the human body dynamically changes over time, dermatologists are still using manual techniques, which are time-consuming and, as a result, costly, often inaccurate and not readily available for population-wide screening. The most recent innovation in the skin cancer detection field is Total Body Photography ("TBP"), typically a set of 25 photos that cover the entire skin surface of the patient, and was adopted by dermatologists approximately fifteen years ago. At present, dermatologists recommend doing TBP on a yearly basis, comparing the photographs and detecting the key differences.

We believe that the most significant research in skin cancer detection over the last decade has been conducted principally in the state of Schleswig-Holstein, Germany. This has involved the use of manually taken TBP which, from an efficacy study performed for the early detection of skin cancer, found a 30% increase in the early discovery of skin cancer, resulting in approximately 90% of melanomas being diagnosed at an early stage and with mortality rates decreasing by approximately 50% of that expected five years after the study. As a result of the study, since 2008, the country has mandated a nationwide statutory plan for a bi-annual early screening of skin cancer for citizens aged 35.

Based on our estimates, there are approximately 420 million people, representing 7% of the total world population, that can be defined as within the Melanoma high risk group; the majority of which are living in the Western hemisphere. Melanoma patients are more likely to be found in countries with warm and sunny weather. The disease is, however, also prevalent in other regions such as China, India and elsewhere in the Far-East.

It is estimated that approximately 250,000 new cases of Melanoma are diagnosed worldwide each year. Based upon studies conducted by the National Institutes of Health ("NIH") and the Skin Cancer Foundation, an estimated 74,000 new cases of invasive Melanoma will be diagnosed in the US in 2015 with detection more frequently in male Caucasians. At present, Melanoma is the sixth leading cause of cancer mortality in men and the seventh leading cause of cancer fatalities in women. Based on these data, we believe that skin lesion imaging is expected to continue to be a growing market. We believe that current market potential is over $1 billion, although there can be no assurance that we will be able to commercially exploit this large and growing demand.

At present, the most conventional and widely-used visualization method is a standard photograph followed by manual image analysis and then comparing these images with previously taken photographic images to reach a diagnosis. This traditional method has several disadvantages, including the fact that only the outermost layer of skin is imaged and subjected to diagnosis, the visual comparison process is time-consuming, expensive, and often inaccurate because it is dependent on the dermatologists eyes only. The standard conventional photograph method, although inexpensive, is inefficient and laborious for examination purposes and limits the market to dermatologists and specialized physicians.

By revolutionizing the fundamental approach in which skin lesions and/or Melanoma is diagnosed, especially in the early stages, we reasonably expect that our DermaCompare product should be well-positioned to become one of the leading applications in the market, although there can be no such assurance. We hope that this will be achievable by replacing the need for manual photo image analysis with automated image analytics software using advanced algorithms of our DermaCompare process for anchoring, identifying and detecting changes in the shapes, color and sizes of skin lesions. We also plan to utilize available large data bases together with new "computer learning" and "artificial intelligence" techniques to learn from the "wisdom of the crowd" and, based on business analytic tools, we will use as a DSS (Decision Support System) for all range of physicians.

Our DermaCompare imaging software solution should provide several benefits including, but not limited to:

●	shortening the physician’s diagnostic procedure, which is both time-consuming and limits care only to those with very high expertise;
●	replacing manual photo analysis with our DermaCompare application that enables a more in-depth diagnosis; and
●	opening the market to less experienced physicians in less served markets outside of urban and suburban areas, thereby increasing the potential clientele and patient base significantly.

With the rise of the incidences of skin cancer, we believe that the medical community and the general population recognize that it is not only vital to monitor the skin on a regular basis, but it also important to have new means of diagnosing skin lesions more rapidly and accurately. One of the best early indicators of Melanoma is a new or changing mole. If detected in its early stage, Melanoma is almost always treatable. If left untreated for too long, skin Melanoma can become terminal and very difficult or virtually impossible to treat. In addition, if the skin is not monitored on a regular basis, it may be difficult for the patient or doctor to detect new moles or identify changes in existing ones.

Total body photography or TBP, which is part of the procedure used with our DermaCompare technology, is intended for use in detecting and monitoring skin moles and lesions, particularly for individuals considered at high risk for Melanoma. Early detection improves treatment and survival and increases the chance of a full recovery. Our DermaCompare application software is designed to assist dermatologists and other medical practitioners in diagnosing Melanoma quickly and with less effort.

Moreover, the use of computerized technologies with our DermaCompare provides an opportunity to compile, process and store data, thereby creating an extensive database for treating physicians as well as medical researchers. Availability of the data in Internet based SaaS and cloud networks can also provide cross linking between dermatologists, general physicians and/or oncologists.

We believe that this should help to alleviate the relative limited availability or even complete unavailability of suitable data in certain regions and for certain populations and may shed light on skin lesion development into Melanoma.

Our DermaCompare Solution

Our DermaCompare imaging solution is provided as a software platform aimed at early detection of Melanoma based on ABCD Rule for classification of dermatological lesions as published by the National Institute of Health ("NIH") for analysis of moles. The ABCD Rule is defined as follows:

A ● Asymmetry, a benign mole that is not asymmetrical;
B ● Border, a benign mole has smooth, even borders, unlike melanomas;
C ● Color. Most benign moles are all one color, often a single shade of brown; and
D ● Diameter.

Benign moles usually have a smaller diameter than malignant ones. Our software processes and analyzes derma images of skin lesions, moles or total body images. Our DermaCompare imaging software solution is able to read and extract data from those images and in essence turning digital camera, camera-equipped smart phones and tablets into virtual scanning devices.

Our imaging software can be installed on any desktop computer, smart phone or tablet with either iOS or Android operating systems. The software’s imaging capabilities include image recognition, repair and optimization, dynamic data extraction and several image-specific capabilities.

Our proprietary DermaCompare software combines our core image character recognition technology with advanced image processing capabilities that transform a color skin photograph or total body photograph into a digital image of various sizes and resolutions. Photographs taken by digital cameras or photographs of skin lesions captured by camera-equipped smart phones and tablets are exposed to variable lighting conditions and various angles and focal distances. Raw photos of skin lesions taken by a camera-equipped smart phone or tablet may be of an unknown size and resolution and may often be geometrically distorted, skewed or warped. As a result, an unedited mobile image of a skin lesion may be virtually unusable without the use of our DermaCompare imaging technology.

Our DermaCompare software solution uses advanced algorithms designed to identify and correct geometric and optical distortions and automatically correct each image, zoom in and manipulate both new and old images simultaneously in a corresponding manner to facilitate correct and timely diagnosis. In addition, our DermaCompare software is designed to enable dermatologists and other medical practitioners to review the skin lesion images and digital processing results in a graphical and analytic way.

These images can then be stored on our managed cloud-based servers and our licensee/users will be able to safely access their patients’ images via mobile access or Internet login. We believe that our central image storage solution insures that images and data are secured and kept confidential. We are compliant with HIPAA, the United States Health Insurance Portability and Accountability Act, sets the standard for protecting sensitive patient data. Any company that deals with protected health information must ensure that all the required physical, network, and process security measures are in place and followed.

This includes covered entities, anyone who provides treatment, payment and operations in healthcare, and business associates, anyone with access to patient information and provides support in treatment, payment or operations. Subcontractors, or business associates of business associates, must also be in compliance. Emerald has recently been as a HIPAA compliant company and also using the IBM SoftLayer cloud that already HIPAA compliance.

Practice and Pricing

Our pricing will be based on a fixed-price model, which fees will be charged directly by the App or collected either by the dermatologists, other physicians or medical centers. The process will start with the dermatologist or medical center charging the patient for the total body photography and upload the images through the Internet to a secure, company-owned server. We will invoice the dermatologist or medical center directly on a monthly, per-patient basis. If a patient is to be found to have Melanoma, our pricing model is to waive the fee for this particular patient. We believe that this should serve to incentivize physicians to use our DermaCompare software and encourage patient acceptance of its use.

Our physician/licensees can add new patient accounts to their online account and, at present, our pricing model contemplates that each patient registration will cost US$95 annually.

We will offer our dermatologist/licensees unlimited access to their patients’ images during the one-year period. Each registered patient will also receive a user and password to enable secure access to his/her images through the website or mobile access and enable any other physician to review the images with that patient’s consent ("2nd opinion" model).

We believe that our pricing strategy should make us competitive and is based on the fact that we do not plan on being directly engaged with the end-user and taking and transmitting images to the server. Our strategy is to provide imaging software as a service to dermatologists and medical centers that analyze their own patient’s images.

Maintenance and Product Support

We plan to provide ongoing software support services to assist our medical professional licensees with answers to technical questions and will also maintain customer service department for support with respect to DermaCompare software installation and system maintenance. The majority of the inquiries that we expect to receive will be handled by us via telephone and email. We will maintain our licensees’ software largely through online releases via the Internet that may be downloaded by our licensees with technology enhancements and updated software features. We plan to offer our licensees post-contract support. All of these services are expected to generate significant recurring revenues and shall be typically offered under contract on an annual basis.

Maintenance and support service fees will be deferred and recognized over the contract period on a straight-line basis. Costs incurred by us to provide maintenance and support services will be charged to cost of revenue as incurred.

Intellectual Property

Our success will in large part depend upon our ability to protect our proprietary DermaCompare technology. We plan to protect our intellectual property rights primarily through patents, copyrights, trademarks, trade secrets, employee and third party nondisclosure agreements and other measures.

If we are unable to protect our intellectual property or our intellectual property infringes, for any reason that we do not presently contemplate, on the intellectual property rights of a third party, our operating results would, in all likelihood be materially, adversely affected.

To date, we have not filed for domestic and international patents. Further, we have no registered trademarks, but will continue to evaluate advisability and the costs associated with the registration of trademarks as our management deems appropriate, from time to time.

Sales and Marketing Strategy

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

Initially, our marketing strategy for our product is based on a pilot program with worldwide leading dermatologists and medical centers in Israel and Europe in order to improve our DermaCompare software application further.

Subsequently, we plan to market our product worldwide through channel partners, via the Internet as well as through our direct sales force.

We intent to have an internal marketing group that develops our product marketing strategies and executes marketing plans with the support of external resources as needed. We will employ a technically oriented sales force that works with management to identify prospective customers.

Our indirect sales strategy concentrates on distributors and software solution companies that build, integrate and sell software solutions.

Our direct sales strategy will concentrate on health insurance companies, NHS, HMOs, medical centers, dermatologists and other physicians that want to provide our software to their patients. Our sales process will additionally be supported by a broad range of marketing programs, including trade shows, public relations and digital advertising.

In addition, we plan to utilize the following low-cost methods in order to maximize our marketing budget, such as:

●	Internet promotion to support public relationships.
●	Publicity adds at pools, golf clubs and beaches.
●	Collaborating with leading companies that manufacture sun-screen lotions, swimming-suits, etc.
●	Taking advantage of public awareness at special opportunities through product placements.
●	Social networking, utilizing web sites for PR needs.
●	Presentation at scientific and medical conferences and highly publicized patient organization meetings.

Competition

The market for derma image processing software products is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. We face direct and indirect competition from a broad range of competitors who offer a variety of competitive products and solutions to our target markets. Our principal competition will come from: (i) manufacturers of custom-developed solutions; (ii) companies offering automated derma imaging processing systems; and (iii) companies offering competing technologies capable of recognizing and analyzing derma images. Many, if not all of these competing companies will have far greater financial and other resources, established name recognition and lengthy operating histories, any of which could make it difficult for us to compete effectively.

It is also possible that we will face competition from new industry participants and/or alternative technologies. Moreover, as the market for derma imaging software further evolves and develops, a number of companies with significantly greater resources than we have could attempt to enter or increase their presence in our industry, either independently or by acquiring or forming strategic alliances with our competitors, or otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our potential customers.

Our DermaCompare product competes, to various degrees, with products produced by a number of substantial competitors, many of which have far greater financial and other resources and established operating histories with name recognition. Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support. We believe our primary competitive advantages in this market are: (i) flexibility resulting from the ability of our product to operate in Internet based web services environments; (ii) an architectural software design that allows our product to be more readily modified, improved with added functionality and configured for new products, thereby allowing our software to be easily upgraded ; and (iii) combined methodologies of "Big Data and wisdom of the crowd" (which means analyzing tens of thousands of electronic medical records, whereby investigators can uncover new risk factors, novel preventive measures and treatments that are the most effective for a range of diseases and conditions) with machine learning and artificial intelligence together with high end machine vision capabilities.

As a result, we believe that our DermaCompare software Product should differ substantially from what is currently available in the market and heretofore has been known as "gold standard." Imaging and analytics is a major sector in the medical device industry and competition is expected to be broad-based and intense. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

The following list of competitors is not intended to be exhaustive, and there are other existing competitors and there likely will be new potential competitors in the future:

DermAlert: The DermAlert software, as presently constituted, is designed to compare images taken by digital camera obtained during a 6 to 12 month period in order to detect new or changing moles through total body photography, by monitoring a specific mole or moles. We believe that their software, at present, cannot define whether a mole is a new one or not.

Canfield Scientific: Canfield Scientific provides custom photographic systems, image monitoring and centralized analysis services for the pharmaceutical, biotechnology and cosmetics industries. Canfield software is a local based installation and is also expensive to purchase and for this reason is not truly competitive with our DermaCompare software.

DigitalDerm: DigitalDerm’s MoleMap CD technology is a baseline system for early Melanoma detection. Their technology is unique in that it combines total body photography and patented software into a CD-based imaging record that runs on any personal computer with a Windows-based operating system. DigitalDerm’s MoleMap CD applies 35 images as a baseline to compare new moles and moles that are changing or have changed and is based on a local DB, which is considered on older, conventional manually-based solution, not using the "wisdom of the crowd"

FotoFinder Systems: FotoFinder Systems’ Dermoscope is a system for digital dermoscopy, fluorescence diagnosis and standardized photo documentation in dermatology. We do not believe that any of these technologies are used by or are competitive with our DermaCompare software.

Notwithstanding our determination that the above-referenced companies are not actual competitors with our DermaCompare technology, they all have substantially far greater capital, marketing, personnel and other resources, and greater experience in commercializing products and services than we have.

Government Regulation

The Company’s DermaCompare software Product and systems are not subject to FDA or other governmental approval. Any change in current regulatory requirements or related interpretations by or the positions of, governmental agencies, federal or state officials where we plan to market out product could adversely affect our operations.

Employees

Mr. Lior Wyan, CEO and director, and Mr. Oded Gilboa, CFO, constitute our Management team. Mr. Yair Fudim is the Chairman of our board of directors. They are not obligated to contribute any specific number of hours per week to our operations and intend to devote only as much time as they deem necessary to the Company’s affairs until such time that we begin marketing our products and generate revenues. We have entered into employment agreements with Lior Wayn and with Oded Gilboa, Emerald’s CEO and CFO, respectively. Reference is made to the disclosure under Item 11. "Executive Compensation" which contains a summary of the material terms of the respective employment agreements.

At present, Emerald has 10 employees including its CEO, Lior Wayn.

ITEM 1A. RISK FACTORS Back to Table of Contents

The shares of our Common Stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose their entire amount invested in the Common Stock. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any shares of Common Stocks. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of your investment. You should carefully consider the risks described below and the other information in this Prospectus before investing in our Common Stock.

Risks Associated With Our Business

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that in order to continue as a going concern, including the costs of being a public company, we will need approximately $30,000 per year simply to cover the administrative, legal and accounting fees. We have funded these losses primarily through the sale of restricted shares of our Common Stock and the issuance of convertible notes, which have subsequently been converted into restricted shares of Common Stock.

Based on our financial statements for the years ended December 31, 2015 and 2014, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue.

Notwithstanding our success in raising $989,974 from the sale of equity and debt securities during the year 2015, there can be no assurance that we will have adequate capital resources or be able to continue to raise equity and/or debt capital to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

Our wholly-owned subsidiary was incorporated under the laws of the State of Israel on February 17, 2010 and its DermaCompare was fully launched at the beginning of 2015 and has only recently commenced marketing DermaCompare. We are therefore in the very early stage of our marketing plan for Derma Compare. There can be no assurance at this time that we will be able to operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

●	competition;
●	need for acceptance of our product - there can be no assured market for our product and there is no guarantee of orders or of physicians or patient acceptance;
●	ability to develop a brand identity;
●	ability to anticipate and adapt to a competitive market;
●	ability to effectively manage rapidly expanding operations;
●	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
●	dependence upon key personnel to market and sell our product and the loss of one of our key managers may adversely affect the marketing of our product.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

DermaCompare may not be accepted in the marketplace.

Uncertainty exists as to whether our DermaCompare product will be accepted by the market without additional widespread doctor acceptance. A number of factors may limit the market acceptance of our DermaCompare product, including the availability of alternative products and the price of our DermaCompare product relative to alternative products. There is a risk that dermatologists or other physicians will be encouraged to continue to use other products and/or methods instead of ours. We are assuming that, notwithstanding the fact that our DermaCompare product is new in the market, dermatologists or other physicians will elect to use DermaCompare because it will permit to safe valuable physician’s time and more subjective analysis. While we intend to continue to build and gather data to demonstrate the benefit of our DermaCompare product, this data gathering may not be conclusive or may be viewed as insufficient by potential users such as dermatologists and other physicians.

Patients have to be persuaded that a certain level of intense self-imaging is justified for the anticipated benefit, but there is no assurance that sufficient numbers of patients will be convinced to enable a successful market to develop for our product.

Our revenues will be dependent upon acceptance of our DermaCompare product by the market. The failure of such acceptance will cause us to curtail or cease operations.

Our revenues are expected to come from the sale of our one DermaCompare product. As a result, we will continue to incur operating losses until such time as sales of our DermaCompare product reaches a mature level and we are able to generate sufficient revenues from the sale of our DermaCompare product to meet our operating expenses. There can be no assurance that dermatologists or other physicians will adopt our DermaCompare product. In the event that we are not able to market and significantly increase the number of dermatologists or other physicians that purchase our DermaCompare product, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

Defects or malfunctions in our product could hurt our reputation, sales and profitability.

Our business and the level of customer acceptance of our DermaCompare product depend upon the effective and reliable operation of our one DermaCompare product. Our DermaCompare product is complex and is continually being modified and improved, and as such may contain undetected defects or errors when first introduced or as new versions are released. To the extent that defects or errors cause our DermaCompare product to malfunction and our customers’ use of our DermaCompare product is interrupted, our reputation could suffer and our potential revenues could decline or be delayed while such defects are remedied. We may also be subject to liability for the defects and malfunctions.

There can be no assurance that, despite our testing, errors will not be found in our DermaCompare product or new releases, resulting in loss of future revenues or delay in market acceptance, diversion of development resources, damage to our reputation, adverse litigation, or increased service and warranty costs, any of which would have a material adverse effect upon our business, operating results and financial condition.

Software failures, breakdowns in the operations of our servers and communications systems or the failure to implement system enhancements could harm our business.

Our success depends on the efficient and uninterrupted operation of our servers and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client data and day-to-day management of our business and could result in the corruption or loss of data. While all of our operations will have disaster recovery plans in place, they might not adequately protect us. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a server failure, we could be required to transfer our client data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients.

Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although, we plan to carry property and business interruption insurance for our business operations, our coverage might not be adequate to compensate us for all losses that may occur.

We face risks related to the storage of customers’ and their end users’ confidential and proprietary information.

Our DermaCompare product is designed to maintain the confidentiality and security of our customers’ and their end users’ confidential and proprietary data that are stored on our server systems, which may include sensitive personal data. However, any accidental or willful security breaches or other unauthorized access to these data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We may be unable to anticipate these techniques or implement adequate preventative or reactionary measures.

We might incur substantial expense to further develop our derma DermaCompare product that, once commercialized, may never become sufficiently successful.

Our growth strategy requires the successful launch of our DermaCompare product. Although management will take every precaution to ensure that our DermaCompare product will, with a high degree of likelihood, achieve commercial success, there can be no assurance that this will be the case. The causes for failure of our DermaCompare product once commercialized can be numerous, including:

●	market demand for our DermaCompare product proves to be smaller than we expect;
●	competitive products with superior performance either on the market or commercialized at the same time or soon after;
●	further DermaCompare product development turns out to be more costly than anticipated or takes longer;
●	our DermaCompare product requires significant adjustment post commercialization, rendering the DermaCompare product uneconomic or extending considerably the likely investment return period;
●	additional regulatory requirements which extend the time to launch our DermaCompare product increase the overall costs of the development;
●	patent conflicts or unenforceable intellectual property rights; and
●	Dermatologists and other physicians may be unwilling to adopt and/or use our DermaCompare product.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

In recent years, there have been several changes in laws, rules, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges.

The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act were effective upon enactment, others will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain.

In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal control over financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley Act ("Section 404"), and our independent registered public accounting firm is required to attest to our internal control over financial reporting.

Our testing, or the subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. We currently have limited internal audit capabilities and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

These and other new or changed laws, rules, regulations and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

We cannot be certain that we will obtain patents for our DermaCompare product and technology or that such patents will protect us from competitors.

We believe that our success and competitive position will depend in part on our ability to obtain and maintain patents for our DermaCompare product, which is both costly and time consuming. We still are in the process to evaluate the patent potentials of our DermaCompare product. Patent Offices typically requires 12-24 months or more to process a patent application. There can be no assurance that any of our potential patent applications will be approved. However, we have decided to launch our DermaCompare product without patent protection. There can be no assurance that any potential patent issued or licensed to us will provide us with protection against competitive products, protect us against changes in industry trends which we have may not have anticipated or otherwise protect the commercial viability of our product, or that challenges will not be instituted against the validity or enforceability of any of our future patents or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity of a patent and enforce it against infringement can be substantial. Even issued patents may later be modified or revoked by the Patent and Trademark Office or in legal proceedings. Patent applications in the United States are maintained in secrecy until the patent issues and, since publication of patents tends to lag behind actual discoveries, we cannot be certain that if we obtain patents for our product, we were the first creator of the inventions covered by a pending patent applications or the first to file patent applications on such inventions.

DermaCompare product liability is inherent in the medical devices industry and insurance is expensive and difficult to obtain, we may be exposed to large lawsuits.

Our business exposes us to potential product liability risks, which are inherent in the marketing and sale of medical devices. While we will take precautions we deem to be appropriate to avoid product liability suits against us, there can be no assurance that we will be able to avoid significant product liability exposure. DermaCompare product liability insurance for the medical products industry is generally expensive. We plan to obtain product liability professional indemnity insurance coverage for our DermaCompare product. There can be no assurance that we will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful product liability claim brought against us may exceed any insurance coverage secured by us and could have a material adverse effect on our results or ability to continue marketing our product.

We also plan to obtain Directors and Officers Liability Insurance and certain commercial and personal property insurance.

We may have to establish a reserve funds for potential warranty claims. If we experience warranty claims or if our repair and replacement costs associated with warranty claims will increase significantly, it would have a material adverse effect on our financial condition and results of operations.

We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or to do so on acceptable terms could threaten the success of our business.

We currently anticipate that our available capital resources will be sufficient to meet our expected working capital and capital expenditure requirements for the twelve-month ended December 31, 2016. We anticipate that we will require an additional $1.5 million during the next twelve months to fulfill our business plan. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through strategic collaborations, licensing arrangements, public or private equity or debt financing, a bank line of credit, or other arrangements.

We cannot be sure that any additional funding will be available on terms favorable to us or at all. Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product or marketing territories. If we are unable to obtain the financing necessary to support our operations, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

At present, we are a small company. We expect to experience a period of expansion in headcount, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

The loss of key personnel could adversely affect our business. We may not be able to hire and retain qualified personnel to support our growth.

Emerald’s success depends to a significant extent upon the efforts of Mr. Lior Wayn, its CEO, and other key senior employees and other key personnel. The loss of the services of such personnel could adversely affect our business and our ability to implement our growth plan. We cannot assure you that the services of the members of our management team will continue to be available to us, or that we will be able to find a suitable replacement for any of them. We do not have key man insurance on any members of our management team. If any member of our management team were to die and we are unable to replace either or both of them for a prolonged period of time, we may be unable to carry out our long term business plan and our future prospect for growth, and our business, may be harmed.

Our success is dependent upon our ability to attract, train, manage and retain sales, marketing and other qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to implement our strategy to grow our business.

During 2015, we granted 534,400 options under our ESOP plan at an exercise price ranging between $0.01 and $0.40. As of December 31, 2015, we had 4,149,719 Class A Warrants, 2,500,000 Class B Warrants, 5,072,492 Class C Unit Warrants and 2,700,000 Class E Warrants outstanding. The Class B Warrants and Class C Unit Warrants were issued to Consultants for bona fide services to the Company as discussed in more detail under the subheading "Sales of Unregistered Securities" in "Market For Common Equity and Related Stockholder Matters" below.

If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

Some of our competitors are more established and better capitalized than we are and we may be unable to establish market share.

Some of our competitors are well known, more established and better capitalized than we are. As such, they may have at their disposal greater marketing strength and economies of scale and, as they may have additional products which they sell to the same customers, have greater presence with these customer. They may also have more resources to expend on research and development to create more innovative products in competition with ours. Competition will also likely increase as or when the cost benefits of the Company’s DermaCompare product are established and proven. Accordingly, we may not be successful in competing with them for market share.

We may license or collaborate with third parties in various potential markets.

We believe collaboration will allow us to leverage our resources and to access new markets while avoiding the cost of establishing or maintaining a direct sales force in each market. We may incur significant costs in the use of third parties to identify and assist in establishing relationships with potential collaborators. We currently have no direct sales force. We plan to sell our DermaCompare product first in the dermatology market in Israel, and we intend to slowly later expand geographically in the US and Europe.

To penetrate our target markets, we may need to enter into collaborative agreements to assist in the commercialization of our DermaCompare product. We may choose to license our DermaCompare product for distribution to a third party as opposed to pursuing commercialization ourselves. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial or intellectual property position and our internal capabilities. Discussions with potential collaborators may not lead to the establishment of collaboration agreements on favorable terms and may have the potential to provide collaborators with access to our key intellectual property. We may have limited control over the amount and timing of resources that any future collaborators devote to our DermaCompare product. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. By entering into collaboration, we may preclude opportunities to collaborate with other third parties who do not wish to associate with our existing third party strategic partners. Moreover, in the event of termination of a collaboration agreement, termination negotiations may result in less favorable terms.

Our future sales in international markets will subject us to foreign currency exchange and other risks and costs which could harm our business.

We expect that a substantial portion of our future revenues will be derived from outside Israel; primarily the US and Europe. We will be subject to the effects of exchange rate fluctuations. Our functional currency is the Israel Shekel. For the preparation of our consolidated financial statements, the financial results are translated into U.S. dollars using average exchange rates during the applicable period. If the U.S. dollar appreciates against the Shekel, as applicable, the revenues we recognize from sales will be adversely impacted. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our DermaCompare products could decline and adversely affect our results of operations and financial condition.

We intend not to use hedging strategies to help offset the effect of fluctuations in foreign currency exchange rates. Movements in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, making it more difficult to compare our financial results from period to period.

The healthcare industry is subject to changing policies and procedures, we may find it difficult to continue to compete in an uncertain environment.

The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years government regulation of the healthcare industry has changed significantly in several countries. Healthcare industry participants may react to new policies by curtailing or deferring use of new products, including our DermaCompare product. This could substantially impair our ability to successfully market our DermaCompare product, which would have a material adverse effect on our business prospects.

The market success of our DermaCompare product may be dependent in part upon third-party reimbursement policies that are often subject to change.

Our ability to successfully penetrate the market with our DermaCompare product may, to some extent, depend on the availability of reimbursement to individuals for using our DermaCompare product from third-party payers, such as governmental programs, private insurance and private health plans. There is no guarantee that users of our DermaCompare product get reimbursed or that a change in the future of levels of reimbursement to individuals and hospitals, if any, will be high enough to allow us to charge a reasonable profit margin. If levels of reimbursement are decreased in the future, the demand for our DermaCompare product could diminish or our ability to sell our DermaCompare products on a profitable basis could be adversely affected.

We may not be able to successfully expand our business through acquisitions.

We review corporate and product line acquisition candidates as a part of our growth strategy. If we decided to undertake an acquisition, we may not be able to successfully integrate it in order to realize the full benefit of such acquisition. Factors which may affect our ability to grow successfully through acquisitions include:

●	inability to identify suitable targets given the relatively narrow scope of our business;
●	inability to obtain acquisition or additional working capital financing due to our financial condition;
●	difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;
●	diversion of management’s attention from current operations;
●	the possibility that we may be adversely affected by risk factors facing the acquired companies;
●	acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common shares to the shareholders of the acquired company, dilutive to our existing shareholders;
●	potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the seller; and
●	loss of key employees of the acquired companies.

Risks Related to Our Common Stock

Shares issuable upon the conversion of warrants may substantially increase the number of Shares available for sale in the public market and depress the price of our stock.

As of December 31, 2015, we had outstanding: (i) Class A Warrants exercisable to purchase 4,149,719 shares of Common Stock at an exercise price of $0.80 per Share for two years; (ii) Class B Warrants exercisable to purchase 2,500,000 Shares at an exercise price of $0.40 per Share on a cashless basis for a period of two years; (iii) Class C Unit Warrants are exercisable to purchase 5,072,492 units at an exercise price of $0.40, each unit consisting of one share of Common Stock and one Class A Warrant at an exercise price of $0.80, for a period of ninety (90) days commencing ninety (90) days after the effective date of our Registration Statement; and (ii) Class E Warrants exercisable to purchase 2,700,000 Shares, in three equal tranches of 900,000 Shares, at an exercise price of $0.0001 per Share.

To the extent any of these Warrants are exercised and any additional warrants are granted and subsequently exercised, there will be further dilution to stockholders. Until the warrants expire, these warrant holders will have an opportunity to profit from any increase in the market price of our Shares without assuming the risks of ownership. Holders of options and warrants may exercise these securities at a time when we could obtain additional capital on terms more favorable.

The exercise price of the warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional Shares of our Common Stock. We have reserved Shares of Common Stock for issuance upon the exercise of the warrants and may increase the Shares reserved for these purposes in the future.

The Shares of our Common Stock which are issuable upon the exercise of any outstanding warrants may be sold in the public market pursuant to Rule 144, if applicable. The sale of our common stock issued or issuable upon the exercise of the warrants and options described above, or the perception that such sales could occur, may adversely affect the market price of our common stock.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our Common Stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Our Executive Officers, Directors and the Chief Executive Officer of Emerald own over 29.4% of our common stock and may be able to influence the outcome of stockholder votes and their interests may differ from other stockholders.

As of March 31, 2016, our executive officers and directors beneficially own 7,002,868 Shares of our Common Stock representing approximately 37.6% of our outstanding Shares, excluding Shares underlying the Class E Warrants, the exercise of which are subject to certain Milestones which are not expected to be reached within 60 days. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 490,000,000 shares of Common Stock, $0.0001 par value per share, of which, as of March 31, 2016, 18,624,461 shares of Common Stock were issued and outstanding. Additional shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common Stock.

Our Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, $0.0001 par value per share of which none were issued and outstanding as of the date of this registration statement. The board of directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which may convert into large numbers of shares of Common Stock and consequently lead to further dilution of other shareholders.

We have never paid cash dividends and do not anticipate doing so in the foreseeable future.

We have never declared or paid cash dividends on our common shares. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.

Our Common Stock is subject to the "Penny Stock" rules of the SEC and the trading market in our stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	That a broker or dealer approve a person’s account for transactions in penny stocks; and
●	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and
●	Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	Sets forth the basis on which the broker or dealer made the suitability determination; and
●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Financial Industry Regulatory Authority, Inc. ("FINRA") sales practice requirements may limit a shareholder’s ability to buy and sell our Common Stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our stock is thinly traded, sale of your holding may take a considerable amount of time.

The shares of our Common Stock are thinly-traded on the OTCQB Market, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sales of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock.

If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our Common Stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.

We expect to incur expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

Our share price could be volatile and our trading volume may fluctuate substantially.

The price of our common shares has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.44 to a high of $2.24 since 2012. Many factors could have a significant impact on the future price of our common shares, including:

●	our inability to raise additional capital to fund our operations;
●	our failure to successfully implement our business objectives and strategic growth plans;
●	compliance with ongoing regulatory requirements;
●	market acceptance of our product;
●	changes in government regulations;
●	general economic conditions and other external factors; and
●	actual or anticipated fluctuations in our quarterly financial and operating results; and the degree of trading liquidity in our common shares.

Our annual and quarterly results may fluctuate, which may cause substantial fluctuations in our common stock price.

Our annual and quarterly operating results may in the future fluctuate significantly depending on factors including the timing of purchase orders, new product releases by us and other companies, gain or loss of significant customers, price discounting of our product, the timing of expenditures, product delivery requirements and economic conditions. Revenues related to our product are required to be recognized upon satisfaction of all applicable revenue recognition criteria. The recognition of revenues from our product is dependent on a number of factors, including, but not limited to, the terms of any license agreement and the timing of implementation of our products by our customers.

Any unfavorable change in these or other factors could have a material adverse effect on our operating results for a particular quarter or year, which may cause downward pressure on our common stock price. We expect quarterly and annual fluctuations to continue for the foreseeable future.

Delaware law contains provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to ten million shares of "blank check" preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of the DGCL. Under these provisions, if anyone becomes an "interested stockholder," we may not enter into a "business combination" with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An "interested stockholder" is, generally, a stockholder who owns 15% or more of our outstanding voting stock or an affiliate of ours who has owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

Our principal executive office is located at SOSA house, 12 Bar Yochayst, Tel Aviv 665320, Israel, Telephone: (972) 52-579-5082. This office consist of approximately 300 square feet of executive office space, which is provided to us on a rent-free basis. Our wholly-owned subsidiary has offices at the same address, which it leases from an unaffiliated third party for $1,600 per month. The Registrant believes that the office facilities are sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURES Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

Our common stock is currently quoted on the OTCQB market under the symbol MRLA. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices, adjusted for a one-for-four (1:4) reverse split effective March 20, 2015, represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.20	$0.11	$0.14	$0.11	$0.70	$0.12
Second Quarter ended June 30	$2.24	$0.45	$0.14	$0.14	$0.70	$0.12
Third Quarter ended September 30	$2.24	$1.00	$0.14	$0.14	$0.34	$0.12
Fourth Quarter ended December 31	$1.25	$1.00	$0.40	$0.14	$0.12	$0.11

Holders of Common Stock

As of December 31, 2015, our shares of common stock were held by approximately 2,540 stockholders of record. Our transfer agent is Transfer Online, 512 SE Salmon Street, Portland, OR 97214-3444, Phone: (503) 227-2950.

Dividends

Holders of common stock are entitled to dividends if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on our common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses.

Rule 144 Shares

As of the date of this Registration Statement, we do not have any significant number of shares of our Common Stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144. This is due to the fact that shares of our Common Stock that were issued prior to the end of May 2015, at which time we ceased to be a shell company, as a result of our effective control of the business and financial operations and decisions of Emerald, were deemed to be a "shell" company as that term is defined under Rule 405 and Rule 144(i) promulgated by the SEC under the Act.

Option Grants

During 2015, we granted 534,400 options under our ESOP plan at an exercise price ranging between $0.01 and $0.40.

Outstanding Warrants

The following table summarizes information of outstanding warrants as of December 31, 2015:

	Warrants	Warrant Term	Exercise Price	Exercisable
Investors - Class A Warrants (1)	4,149,719	2 years	$0.80	4,149,719
Investors - Class B Warrants (2)	2,500,000	2 years	$0.40	2,500,000
Investors - Class C Warrants (3)	5,072,492	(3)	$(3)	5,072,492
Lior Wayn - Class E Warrants (4)	2,700,000	(4)	$0.0001	2,700,000

(1) The Class A Warrants were issued in connection with a private placement in reliance upon Regulation S, pursuant to which the Registrant sold a total of 4,149,719 units at a price of $0.40 per unit (the "Units"), each Unit comprised of one Share and one Class A Warrant exercisable at $0.80 per share with a term 24 months. While all of the Class A Warrants are exercisable within 60 days, in fact, none of these warrants will be exercised for the foreseeable future, based upon the exercise price of $0.80 per Share.
(2) The Class B Warrants were issued to consultants for bona fide services to the Company and are exercise, on a cashless basis at a price of $0.40 per Share for a period of two years.
(3) The Class C Unit Warrants were issued to consultants for bona fide services to the Company, and each Unit is exercisable at a price of $0.40 to purchase one Share of Common Stock and one Class A Warrant which, in turn, is exercisable to purchase one additional Share at a price of $0.80. The Class C Unit Warrants expire ninety (90) days after the effective date of this Registration Statement.
(4) The Class E Warrants were issued by the Registrant to Lior Wayn in connection with the Closing of the Share Exchange Agreement. The Class E Warrants are exercisable to purchase a total of 2,700,000 Shares, in three equal tranches of 900,000 Shares each (the "Tranches") at an exercise price of $0.0001 per Share, subject to and within 45 days of the Registrant achieving the milestones defined in the table below (the "Milestones").

Milestone	Description
First	The Registrant, on a consolidated basis, obtaining five (5) medical service providers (e.g., hospitals, clinics, etc.) as pilot customers within two years of Closing.
Second	The Registrant, on a consolidated basis, reaching an agreement with an insurer or medical service provider (e.g., insurance company or HMO), insuring at least 300,000 customers, within two years of Closing.
Third	The Registrant, on a consolidated basis, reaching gross revenue of $1,000,000 within any period of twelve consecutive months in which the aggregate gross revenue that may be attributed to the last three months of such period shall not be less than $400,000, within three years of Closing.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements has been adopted as of December 31, 2015.

Sale of Unregistered Securities

During the last three years, the Registrant issued the following restricted shares which were not registered under the Act.

On December 16, 2014, the Registrant issued 4,125,000 restricted Shares to five holders of the Registrant’s convertible notes in the principal amount of $125,000 (the "Notes") upon their conversion the Notes. The table below sets forth the issuances of restricted Shares to note holders made in reliance on Regulation S promulgated by the SEC under the Act ("Reg S").

Name of Note Holder	Basis of Issuance	Total Notes Converted	Shares Issued (1)
Eli Yoresh	Conversion of Notes	$12,500	412,500
Kfir Silberman	Conversion of Notes	$18,750	618,750
Amir Uziel	Conversion of Notes	$31,250	1,031,250
Itschak Shrem	Conversion of Notes	$31,250	1,031,250
Lavi Krasney	Conversion of Notes	$31,250	1,031,250
	Total	$125,000	4,125,000

(1) Adjusted for the 1:4 reverse stock split effective in March 2015. No warrants were issued in connection with the conversion of these notes.

On June 18, 2015 and July 21, 2015, after the Company ceased to be a shell company, the Company issued and sold unregistered securities, as set forth in the table below, in private offering of a total of 2,762,500 units at a price of $0.40. Each Unit consisted of one Share and one Class A Warrant exercisable to purchase one additional Share of Common Stock at a price of $0.80 (the "Units"). The sales were made without registration under the Act in reliance upon the exemptions provided in Section 4(2) of the Act and Reg S.

Name of Subscriber	Bases for Issuance	Date of Issuance	Price Per Unit	Shares Issued
Short Trade Ltd (1)	Subscription Agreement	06/18/2015	$0.40	625,000
Prop Trade Ltd (2)	Subscription Agreement	06/18/2015	$0.40	375,000
Dr. Ben Zion Weiner	Subscription Agreement	06/18/2015	$0.40	125,000
RP Holdings (1992) Ltd. (3)	Subscription Agreement	06/18/2015	$0.40	125,000
Dr. Tank Siak Khim	Subscription Agreement	06/18/2015	$0.40	250,000
Yoel Yogev	Subscription Agreement	06/18/2015	$0.40	200,000
Universal Link Ltd (4)	Subscription Agreement	06/18/2015	$0.40	175,000
Avigdor Hakmon	Subscription Agreement	06/18/2015	$0.40	62,500
Dr. Shmuel Pasternak	Subscription Agreement	06/18/2015	$0.40	62,500
Liat Sidi	Subscription Agreement	07/21/2015	$0.40	25,000
Tzvi Aharonson	Subscription Agreement	07/21/2015	$0.40	137,500
Estory Giloz Ran	Subscription Agreement	07/21/2015	$0.40	312,500
Malca Maimon	Subscription Agreement	07/21/2015	$0.40	87,500
Ohad Cohen	Subscription Agreement	07/21/2015	$0.40	150,000
Nissim Simhon	Subscription Agreement	07/21/2015	$0.40	50,000
NE Solution Ltd (5)	Subscription Agreement	07/21/2015	$0.40	162,500
	Total		$1,169,961	2,925,000

(1) Short Trade Ltd is controlled by Mr. Shlomo Noyman, a resident of Israel.

(2) Prop Trade Ltd is controlled by Mr. Andrew Philip Dings, a resident of Singapore.

(3) RP Holdings (1992) Ltd. is controlled by Mr. Rubin Zimerman, a resident of Israel.

(4) Universal Link Ltd is controlled by Mr. Ahmad Alimi, a resident of Israel.

(5) NE Solution Ltd is controlled by Mr. Lee Yang Tong, a resident of Singapore.

In July 2015, the persons listed in the table below, each a lender to Emerald on or before November 2014, converted their debt owed by Emerald into Units, each consisting of one restricted Share and one Class A Warrant, at a conversion price of $0.32. Each of the lenders was a resident of Israel and the issuance was without registration under the Act in reliance upon the exemptions provided in Section 4(2) of the Act and Reg S.

Name of Note Holder	Bases of Issuance	Debt Converted	Shares Issued
David Masasa	Conversion of Debt	$8,788	27,463
Liron Carmel	Conversion of Debt	$19,521	61,003
Yoseph Cohen	Conversion of Debt	$15,632	48,850
Tzvi Aharonson	Conversion of Debt	$43,969	137,403
	Total	$87,910	274,719

On July 21, 2015, the Registrant issued 140,000 restricted Shares to Shira Brand Shiffer, a resident of Israel, at a price of $0.107 per Share, with no warrants attached. The issuance to Shira Brand Shiffer, without registration under the Act, was made in reliance upon Section 4(2) of the Act and Reg S.

On July 16, 2015, the Registrant issued 517,900 restricted shares of Common Stock to Meyda Consulting Ltd, an entity organized under the laws of Israel controlled by Eliyahu Kirstein, a resident of Israel. The issuance of these shares was in consideration for services and was made without registration under the Act in reliance upon the exemptions provided in Section 4(2) of the Act and Reg S.

On July 16, 2015, the Registrant issued Class B Warrants and Class C Unit Warrants to the following entities for bona fide services to the Registrant. The issuances of these Warrants was in consideration for services and was made without registration under the Act in reliance upon the exemptions provided in Section 4(2) of the Act and Reg S.

	Basis of Issuance	Class B Warrant Issued	Class C Unit Warrants Issued	Total Warrants Issued
Yaad Consulting Ltd. (1)	Services	625,000	$634,063	1,259,063
LA Pure Capital Ltd. (2)	Services	375,000	$380,467	755,467
Amir Uziel Economic Consultant Ltd. (3)	Services	625,000	$634,061	1,259,061
Capitalink Ltd. (4)	Services	625,000	$634,061	1,259,061

(1) The control person of Yaad Consulting Ltd is Itschak Shrem, a resident of Israel.
(2) The control person of LA Pure Capital Ltd is Kfir Silberman, a resident of Israel.
(3) The control person of Amir Uziel Economic Consultant Ltd. is Amir Uziel, a resident of Israel.
(4) The control person of Captalink Ltd is Lavi Krasney, a resident of Israel.

During November 2015, the Registrant issued and sold unregistered Shares as set forth on the table below:

Name of Issuee	Date of Issuance	Number of Shares	Consideration	Bases for Issuance
Shirat Hahayim	11/17/2015	250,000	$0.40 per share	Subscription Agreement (1)
Lyons Capital LLC. (2)	11/05/2015	250,000	Valued at $1.00 per share	Services
David Treves	11/16/2015	12,334	Valued at $1.00 per share	Services
Pnina Rosenblum	11/09/2015	5,750	Valued at $1.00 per share	Services
Total Shares Issued		518,084

(1) The issuance was pursuant to a Unit Subscription Agreement each consisting of 1 Share and 1 Class A Warrant exercisable for a period of 24 months to purchase 1 additional Share at $0.80.
(2) Lyons Capital LLC is organized under the laws of Florida and its control person, Jason Lyons, is a resident of Florida.

The issuance and sale of Shares to Shirat Hahayim and Pnina Rosenbluem, residents of the State of Israel, and David Treves, resident of Australia, without registration under the Act, was made in reliance upon the exemptions provided in Section 4(2) of the Act and and Regulation S promulgated by the United States Securities and Exchange Commission (the "SEC") under the Act. The issuance of Shares to Lyons Capital LLC, without registration under the Act, was in reliance upon Section 4(2) and Regulation D promulgated by the SEC under the Act.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATION Back to Table of Contents

Overview

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which refer to future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

We are a digital health startup company engaged in the development, sale and service of imaging solutions utilizing our proprietary DermaCompare software that we developed for use in derma imaging and analytics (our "DermaCompare" or "Product"). In our development of the DermaCompare technology, we utilized the knowledge learned from advanced military image processing and data analytics to improve the analysis of medical images for the benefit of patients and the medical community. We believe that our proprietary DermaCompare software represents an advancement in skin cancer screening that should enable physicians to more readily identify and monitor changes in their patients’ skin characteristics.

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

In furtherance of our business plan, which has resulted in us becoming an operating company, we have entered into a series of agreements with unaffiliated third parties for the distribution of its DermaCompare Technology, as follows:

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

During the year ended December 31, 2015, we raised $989,974 through the issuance of equity debt and we may be expected to require up to an additional $1.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Results of Operations during the year ended December 31, 2015 as compared to the year ended December 31, 2014

We have had no revenues for the years ended December 31, 2015 and 2014. We had operating expenses related to research and development and general and administrative expenses

During the year ended December 31, 2015, we incurred $8,756,267 in net loss due to $740,197 research and development expenses and $7,296,798 in general and administrative expenses, $6,494 depreciation expense, $30,604 interest expense, $678,027 loss on settlement of debt and $4,147 loss from foreign currency translation.

During the year ended December 31, 2014, we incurred $105,049 in net loss due to $116,863 general and administrative expenses, $66 depreciation expense, $5,605 interest expense, a loss of $7,385 in fair value of derivative, $20,993 in income from grants and $3,877 gain from foreign currency translation.

Liquidity and Capital Resources

On December 31, 2015, we have had current assets of $141,246 consisting of $115,449 in cash and other receivables of $25,797. We had fixed assets, net of $21,120. We had $288,775 in current liabilities consisting of $90,705 in accounts payable and accrued liabilities, $3,480 in accounts payable to related party, $25,612 employee payable, $19,285 in accrued interest, short-term note payable of $119,974 and $29,719 in convertible note payable.

As of December 31, 2014, we had current assets of $40,128 consisting of cash of $14,411, due from related party of $18,999, other receivables of $6,718. We had fixed assets of $1,390. As of December 31, 2014, we had total current liabilities of $137,635 consisting of $2,577 in accounts payable and accrued liabilities, $4,439 accounts payable due to related party, $2,013 accrued interest, $19,521 short term notes payable due to related party, $20,164 in convertible notes payable, net of discount, $20,532 derivative liability and $68,389 in short term notes payable.

We had negative working capital of $147,529 and $97,507 as of December 31, 2015 and December 31, 2014, respectively. The Company is assessing a number of options to increase its working capital to better sustain its operations. Our total liabilities as of December 31, 2015 were $288,775 compared to $137,635 at December 31, 2014.

During the year ended December 31, 2015, we had negative cash flow from operations of $1,301,823 which was mainly the result of a net loss of $8,756,267, $19,079 increase in other receivables and offset by $6,626,619 in non-cash compensation, $678,027 loss on settlement of debt, $109,176 increase in accounts payable and accrued liabilities, $260 in decrease in related party payables, $24,913 increase in employee payable, $18,999 decrease in amounts due from related party, $6,494 depreciation expense, and $9,555 amortization of debt discount.

During the year ended December 31, 2014, we had negative cash flow from operations of $110,694 which was the result of a net loss of $105,049, $18,999 increase in amounts due from related party and $6,718 increase in other receivables and offset by $4,590 increase in accounts payable and accrued liabilities, $4,439 increase in related parties payable, $66 depreciation expense and $3,592 amortization of debt discount and $7,385 change in fair value of derivative liability.

During the year ended December 31, 2015, we offset our negative cash flow from operations by $380,000 proceeds from sale of common stock (net of issuance expenses), and $609,974 issuance of short-term payable. In addition, investing activities resulted in proceeds of $441,156 due to $467,380 related to the reverse merger offset by $26,224 due to purchase of property and equipment.

During the year ended December 31, 2014, we offset our negative cash flow from operations by $117,629 issuance of short-term payable. In addition we had negative cash flow from investing activities of $1,456 due to purchase of property and equipment.

Availability of Additional Capital

Our potential financing transactions may include the issuance of equity and/or debt securities including convertible debt, obtaining credit facilities, or other financing mechanisms. In the event that we seek to raise funds through additional private placements of equity or convertible debt, the trading price of our common stock could be adversely effected. Further, any adverse conditions in the financial markets could make it more difficult to obtain future financing through the issuance of equity or debt securities when and if needed. Even if we are able to raise a sufficient amount of funds that may be required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional and/or alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may have to curtail our plan of operations.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued an unqualified audit opinion for the year ended December 31, 2015 with an explanatory paragraph on going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2015 and 2014, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2015, and are included elsewhere in this prospectus.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
Emerald Medical Applications Corp.

We have audited the accompanying balance sheets of Emerald Medical Applications Corp. ("the Company") as of December 31, 2015 and 2014, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerald Medical Applications Corp. at December 31, 2015 and 2014, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the financial statements, the Company had incurred a loss, had negative cash flow from operating activities and no revenue during the years ended December 31, 2015 and 2014. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 31, 2016

Emerald Medical Applications Corp.
Balance Sheets
As of December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$115,449	$14,411
Due from related party	-	18,999
Other receivable	25,797	6,718
Total current assets	141,246	40,128

Fixed assets, net
Fixed assets, net of accumulated depreciation of $6,536 and $66, respectively	21,120	1,390
Total assets	$162,366	$41,518

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$90,705	$2,577
Accounts payable - related party	3,480	4,439
Employee payable	25,612	-
Accrued interest payable	19,285	2,013
Short term notes payable - related party	-	19,521
Short term notes payable	119,974	68,389
Convertible note payable, net of discount of $0 and $9,555, respectively	29,719	20,164
Derivative liability	-	20,532
Total current liabilities	288,775	137,635
Total liabilities	288,775	137,635

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized;
15,325,889 and 7,438,141 shares issued and outstanding at December 31, 2015 and 2014, respectively.	1,533	744
Accumulated other comprehensive income	(19,337)	8,932
Additional paid-in capital	8,752,711	(744)
Accumulated deficit	(8,861,316)	(105,049)
Total stockholders' deficit	(126,409)	(96,117)
Total liabilities and stockholders' equity (deficit)	$162,366	$41,518

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Operations
For the Twelve Months Ended December 31, 2015 and 2014

	Twelve months	Twelve months
	ended	ended
	December 31, 2015	December 31, 2014

Revenues	$-	$-

Expenses:
Research and development	(740,197)	-
General and administrative expenses	(7,296,798)	(116,863)
Total operating expenses	(8,036,995)	(116,863)

Loss from operations	(8,036,995)	(116,863)

Other income (expense):
Depreciation expense	(6,494)	(66)
Interest expense	(30,604)	(5,605)
Change in fair value of derivative	-	(7,385)
Gain/(loss) from foreign currency	(4,147)	3,877
Other income from grants	-	20,993
Loss on settlement of debt	(678,027)	-
Other income (expense)	(719,272)	11,814

Total income (expense)	(8,756,267)	(105,049)

Provision for income taxes	-	-

Net loss	$(8,756,267)	$(105,049)

Basic and diluted (net loss per share)	$(0.81)	$(0.01)
Weighted average shares outstanding - basic and diluted	10,872,526	7,348,141

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Comprehensive Income (Loss)
For the Twelve Months Ended December 31, 2015 and 2014

	Twelve months	Twelve months
	ended	ended
	December 31, 2015	December 31, 2014
Net loss	$(8,756,267)	$(105,049)
Change in unrealized foreign currency translation gain (loss)	(28,269)	8,932
Total comprehensive income (loss)	$(8,784,536)	$(96,117)

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Cash Flows
For the Twelve Months Ended December 31, 2015 and 2014

	Twelve months	Twelve months
	ended	ended
	December 31, 2015	December 31, 2014
Operating Activities:
Net (loss)	$(8,756,267)	$(105,049)
Depreciation expense	6,494	66
Amortization of debt discount	9,555	3,592
Change in fair value of derivative liabilities	-	7,385
Shares issued for services	885,984	-
Warrants issued for services	5,343,088	-
Loss on settlement of debt	678,027	-
Employee option expense	397,547	-
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Increase in accounts payable and accrued liabilities	109,176	4,590
Decrease in related parties payable	(260)	4,439
Increase in employees payable	24,913	-
Decrease in amounts due from related party	18,999	(18,999)
Increase in other receivables	(19,079)	(6,718)
Net cash used in operating activities	(1,301,823)	(110,694)

Investing Activities:
Purchase of property and equipment	(26,224)	(1,456)
Effect of reverse merger	467,380	-
Net cash provided by investing activities	441,156	(1,456)

Financing Activities:
Proceeds from sale of common stock (net of issuance expenses)	380,000	-
Issuance of short-term payable	609,974	117,629
Net cash provided by financing activities	989,974	(117,629)
Foreign currency adjustment	(28,269)	8,932

Net increase (decrease) in cash	101,038	14,411
Cash and cash equivalents - beginning of period	14,411	-
Cash and cash equivalents - end of period	$115,449	$14,111

Non-cash transactions:
Shares issued for reverse merger	$547	$-
Debt settled with stock	$91,687	$-
Stock receivable	$-	$297
Discount on convertible note with embedded derivative	$-	$13,147
Extinguishment on derivative	$20,532	$13,147

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statement of Changes in Stockholders' Equity (Deficit)
For the Years December 31, 2015 and 2014

			Additional		Other		Total
	Common		Paid-in	Stock	Comprehensive	Accumulated	stockholders'
	Shares	Amount	Capital	Payable	Income	Deficit	equity
Balance as of December 31, 2013	7,438,141	$744	$(744)	$-	-	$-	$-
Other comprehensive income	-	-	-	-	8,932	-	8,932
Net loss for the year	-	-	-	-	-	(105,049)	(105,049)
Balance as of December 31, 2014	7,438,141	744	(744)	-	8,932	(105,049)	(96,117)
Common stock issued for cash	1,252,500	125	459,875	(80,000)	-	-	380,000
Debt converted into shares	274,719	27	769,686	-	-	-	769,713
Shares issued for services	885,984	88	885,896	-	-	-	885,984
Class B and C warrants for services	-	-	5,343,088	-	-	-	5,343,088
ESOP options	-	-	397,547	-	-	-	397,547
Effect of reverse merger	5,474,545	547	876,833	80,000	-	-	957,380
Other comprehensive income	-	-	-	-	(28,269)	-	(28,269)
Extinguishment on derivative	-	-	20,532	-	-	-	20,532
Net loss for the year	-	-	-	-	-	(8,756,267)	(8,756,267)
Balance as of December 31, 2015	15,325,889	$1,533	$8,752,711	$-	(19,337)	$(8,861,316)	$(126,409)

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Notes to Financial Statements
December 31, 2015

Note 1. The Company and Significant Accounting Policies.

Organizational Background:

Emerald Medical Applications Corp. ("the Company") (f/k/a Zaxis International Inc.) was incorporated in Ohio in 1989. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company ("InFerGene") and InFerGene changed its name to Emerald Medical Applications Corp. InFerGene was incorporated in California in 1984 and subsequently changed its domicile in connection with the merger into Zaxis to Delaware in 1985. Operations ceased operations in 2002. In November 2002, the Company and its subsidiaries filed a petition for bankruptcy in the U.S. Bankruptcy Court Northern District of Ohio. On October 13, 2004, the Company emerged from bankruptcy.

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

Utilizing capital raised prior to and subsequent to the closing of the Share Exchange Agreement, Emerald completed the development of a commercial model of its DermaCompare Product and has commenced marketing efforts. Emerald is continuing to negotiate additional distribution agreements for territories including North America, Latin America, Southern Africa, Israel and elsewhere in Europe, among other countries and regions. Emerald expects to generate significant revenues from its DermaCompare Technology commencing in the first half of fiscal 2016. Emerald is continuing to work on development of the "next generation" DermaCompare Technology, with enhanced features.

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

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2015, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2015 and 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the twelve-month period ended December 31, 2015, 2015 and 2014, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of December 31, 2014, were: Volatility of 143.9% for the twelve-period ended December 31, 2015 and 132.4% for the twelve months period ending December 31, 2014, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

Fair Value Measurements at December 31, 2015

Level 3 - Derivative liabilities from:	Balance at December 31, 2015	New Issuances	Extinguishment	Change in Fair Value	Balance at December 31, 2015
Convertible Note	$20,532	$-	$(20,532)	-	$-

Fair Value Measurements at December 31, 2014

Level 3 - Derivative liabilities from:	Balance at December 31, 2014	New Issuances	Settlements	Change in Fair Value	Balance at December 31, 2014
Convertible Note	$-	$13,147	$-	7,385	$20,532

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2015 and December 31, 2014 and the years then ended on a recurring basis:

Fair Value Measurements at December 31, 2015

	Level 1	Level 2	Level 3	Total Unrealized (Gain) Loss
12/31/15 Derivative Liability	$-	$-	$-	$-
12/31/14 Derivative Liability	$-	$-	$20,532	$7,385

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2015 and December 31, 2014:

Fair Value Measurements at December 31, 2015

Level 3
Assets
Total Assets	$-

Liabilities
Derivative liability	$-
Total Liabilities	$-

Fair Value Measurements at December 31, 2014

Level 3
Assets
Total Assets	$-

Liabilities
Derivative liability	$20,532
Total Liabilities	$20,532

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended December 31, 2015 and 2014.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of December 31, 2015 or December 31, 2014.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2011. We are not under examination by any jurisdiction for any tax year. At December 31, 2015 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) ("ASU 2015-16"). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

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

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

Note 2. Going Concern.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2015 the cash resources of the company were insufficient to meet its current business plan and the company has negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On July 21, 2015 the Company sold a total of 140,000 units for cash consideration of $15,000 at price of $0.107 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The relative fair value of the stock with embedded warrants was $4,294 for the common stock and $10,706 for the class A warrants. The warrants were valued using the Black-Scholes model with volatility of 153% and discount rates of 0.61%. These units were issued as stock payable and the cash from sale of units was not received for the sale of stock pre-reverse merger.

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

On July 31, 2015 and July 30, 2015 the Company issued 517,900 shares to one service provider and a total of 100,000 shares to two service providers, respectively, for services valued at a total value of $617,900, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

On July 16, 2015 five Emerald debt holders in amount of $87,910 converted their debt into 274,719 units at a conversion price of $0.32 per unit, each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The Loss on Settlement of Debt recorded is $678,027.

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

On November 17, 2015, the Company sold 250,000 units for cash consideration of $100,000 at price of $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The relative fair value of the stock with embedded warrants was $41,304 for the common stock and $58,696 for the class A warrants. The warrants were valued using the Black-Scholes model with volatility of 149% and a discount rate of 0.50%.

Between November 5, 2015 and November 16, 2015 the Company issued 268,084 shares to three service providers and for services valued at a total value of $268,084, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

On October 1, 2015 the company granted a total of 534,400 stock options (the "Options") to three company employees. The options vest over 5 quarters and are exercisable at prices ranging from $0.01 to $0.40 per Share. The options were valued using the Black-Scholes model with 149% volatility and 0.67% discount rate for a total value of $528,857. Of this amount, $397,547 was expensed in Q4 2015 with the remaining balance to be expensed in 2016.

Recent Option Grants

During 2015, we granted 534,400 options at an exercise price ranging between $0.01 and $0.40.

Name of Grantee	Date of Grant	Number of Options	Exercise Price	Basis for Grant
Adir Zamir (1)	12/02/2015	409,600	$0.01 per share	Services
Ilan Sina (1)	12/02/2015	92,160	$0.20 per share	Services
Guy Salman (1)	12/02/2015	32,640	$0.40 per share	Services
Total Options Granted		534,400

(1) Options were granted to these employees, none of which have been exercised to date.

Note 4. Related Party Transactions.

On March 25, 2014, our President and principal shareholder assigned accumulated advances and accruals totaling $124,229, to an unaffiliated third party. The advances carry no specific terms of repayment. On December 15, 2014, $22,375 of the then outstanding balance was converted to a promissory note (see Note 4 below). A summary of transactions is as follows:

	December 31, 2015	December 31, 2014
Beginning balance	$-	$161,729
Increase due to payments made on behalf of the company	$-	$21,625
Less March 24, 2014 conversion to convertible note	$-	$(40,000)
Less December 15, 2014 conversion to promissory note	$-	$(22,375)
Obligation transferred to unrelated party	$-	$(120,979)
Total	-	-
Less current portion	-	-
Due after one year	$-	$-

There was no stated term of interest associated with this obligation. Accordingly, the company imputed interest at an appropriate rate estimated at 8% as prescribed under FASB ASC 835. For the period ending December 31, 2014 the resultant charge of $11,210 to interest expense was considered a contribution of capital.

During the second quarter an agreement was reached with the holder of a $120,979 advance payable note to settle the full amount due for $30,000, and interest due. The settlement with all note holders resulted in $528 loss on debt settlement due to the payment being higher than principal and accrued interest as of the settlement date as well as a charge of $90,979, that was considered a contribution of capital due to the fact that note holder, IMWT, was a related party.

Former CEO of the Company whom during November 2014 loaned amount to company of $19,521, an interest rate of 8% per annum converted the balance to shares as described in Note 3.

On July 16, 2015 five Emerald debt holders in amount of $87,910 converted their debt into 274,719 units at a conversion price of $0.32 per unit, each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term of 24 month. The Loss on Settlement of Debt recorded is $678,027, on the income statement.

On July 14, 2015 the Company issued Emerald's CEO and founder, Lior Wayn, 5,474,545 shares as per the share purchase agreement valued at $877,380, valued on the date of grant using the closing price of common stock on that date.

The Company's CEO, Lior Wayn was owed $3,480 and $0 payable as of December 31, 2015 and December 31, 2014, respectively.

Following the closing of the reverse merger, the $490,000 loan from Emerald Medical Applications Corp. to Emerald Medical Applications Ltd. was rendered an intercompany loan and as such was written off.

Note 5. Employee Payable.

For the periods ended December 31, 2015, the Company had a total of $29,092 of which $3,480 were related party and $25,612 were unrelated party employee payable related to the monthly wages payable to the Company's employees. For the periods ended December 31, 2014, the Company had $0 in employee payable related to the monthly wages payable to the Company's employees.

Note 6. Notes Payable.

Convertible Notes Payable

In accordance to ASC #815, Accounting for Derivative Instruments and Hedging Activities, we evaluated the holder's non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted for as derivative financial instruments. Additionally, since the conversion price of the note was lower that the fair market value of the Company's common stock at the time of issuance, no beneficial conversion feature exists if the lender elected to convert. Based on that decision, no beneficial conversion feature was reflected in the financial statements.

On July 8, 2014, the Company issued a convertible promissory note to Axel Springer Plug & Play Accelerator GmbH (the "Holder"), in the amount of $29,719. During 2014 and 2015 we recorded $9,555 and $0, respectively, in amortization of debt discount. As of December 31, 2015 and 2014, we had accrued interest of $2,013 and $19,285, respectively.

The Convertible Note is convertible at the lessor of a market based discounted and a fixed rate derived from a fixed market cap. The Holders have the right following the Date of Issuance, and until any time until the convertible Promissory Note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible Promissory Note, and accrued interest, into fully paid and non-assessable shares of Common Stock. Holder was not issued warrants with the Convertible Promissory Note. See Note 7 for description of derivative testing.

Note Payable - Not Convertible

On December 15, 2014, we issued a promissory note in the amount of $22,375 to a related party in consideration for payments made on behalf of the Company for service provided to the Company (the "December 2014 Note"). The December 2014 Note bears interest at the rate of 1% per annum, is due and payable on May 12, 2015. On April 21, 2015 this promissory note with interest due was repaid in full.

On January 14 and 16, 2015, we issued two promissory notes in the amount of $15,000 each to two different unrelated parties in consideration for cash transferred to the Company (the "January 2015 Notes"). The Notes were issued to unrelated parties and due to the low interest rate an imputed interest expense was calculated. The January 2015 Notes bears interest at the rate of 1% per annum, are due and payable on January 14 and 16, 2016 and are not convertible to common stock.

One of the notes was repaid in full on March 3, 2015 with interest due waived the by the debtor, and the second note was repaid on April 22, 2015 with interest due waived the by the debtor.

During the second quarter an agreement was reached with the holder of a $120,979 advance payable note to settle the full amount due for $30,000, and interest due. The settlement with all note holders resulted in $528 loss on debt settlement due to the payment being higher than principal and accrued interest as of the settlement date as well as a charge of $90,979, that was considered a contribution of capital due to the fact that note holder, IMWT, was a related party.

We concluded that these notes have a stated rate of interest that is different from the rate of interest that is appropriate for this type of debt at the date of the transaction. Accordingly, the company imputed interest at an appropriate rate estimated at 8% as prescribed under FASB ASC 835. The resultant charge of $6,280 for the period ending December 31, 2014 and $4,113 for the period ending December 31, 2015 to interest expense was considered a contribution of capital and was recorded in additional paid in capital.

On November 16, 2014 four individuals loaned a total amount of $87,910 to the Company with maturity dates of November 16, 2015 and bearing an interest rate of 8% per annum. These notes were fully converted on July 16, 2015 to Company shares of commons stock and warrants as described in Note 3 resulting in a $678,027 loss on settlement of debt.

Between March 31, 2015 and December 31, 2015 the Chief Scientist Ministry of Israel loaned the company an amount of $119,974. The loan bears 17% interest and shall be due and payable when the company generates sales revenue from products in development.

For the periods ended December 31, 2015 and December 31, 2014 the Company has recognized $19,285 and $2,013, respectively, in accrued interest expense related to the stated interest rate on the notes. Interest expense for the periods ended December 31, 2015 and December 31, 2014, respectively, were $30,604 and $5,605 of which $9,555 and $0 is from the amortization of debt discount.

Note 7. Derivative Liabilities from Convertible Note.

On July 8, 2014 the Company issued a convertible promissory note to Axel Springer Plug & Play Accelerator GmbH (the "Holder"), in the amount of $29,719.

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

As of December 31, 2015 the note is no longer convertible since pursuant to the loan agreement prior to December 31,2015 (the "Maturity Date"), the Company consummated a financing round led by unaffiliated investors in the amount of at least 200,000 Euro, at a Company pre-money valuation on a fully diluted basis of at least 750,000 Euro (a "Qualified Round"), the Holder shall be entitled (but not obligated) to convert the entire loan amount into the most senior class of shares of the Company issued in such Qualified Round, based on a price per share equal to the lower of the price per share reflected by a Company pre-money valuation on a fully diluted basis calculated at the time of conversion equal to 1,500,000 Euro; or - price per share which reflects a 20% discount on the lowest price per share issued pursuant to such Qualified Round and upon the occurrence of such event, the note holder elected not to convert upon receiving notice of such event and the loan became non-convertible.

The following shows the changes in the derivative liability measured on a recurring basis for the twelve months ended December 31, 2015, and year ended December 31, 2014.

Level 3
Derivative Liability at December 31, 2013	$-
Additions to Derivative Liability related to Convertible Debt	20,532
Derivative Liability at December 31, 2014	$20,532
Extinguishment of Derivative Liability	(20,532)
Derivative Liability at December 31, 2015	$-

As of December 31, 2014, the Company has a $20,532 derivative liability and a $20,164 convertible note payable, net of discount of $9,555. As of December 31, 2015, the Company has $0 derivative liability and $29,719 convertible note payable, net of discount of $0.

In accordance to ASC #815, Accounting for Derivative Instruments and Hedging Activities, we evaluated the holder's non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted for as derivative financial instruments. Additionally, since the conversion price of the notes represented the fair market value of the Company's common stock at the time of issuance, no beneficial conversion feature exists. No beneficial conversion feature was reflected in the financial statements because at the time of the agreement the FMV of the shares, if converted, were less than the original note amount and the $20,532 extinguishment of derivative was reflected in the equity and cash flow statements as a non-cash transfer from liabilities to equity.

Note 8. Other Receivables.

As of December 31, 2015 and December 31, 2014 the Company had other receivables of $25,797 and $6,718, respectively, which represent VAT refunds claimed resulting from excess VAT paid over VAT received from the Israeli government.

Note 9. Accounts Payable and Accrued Liabilities.

As of December 31, 2015 and December 31, 2014 the Company had accounts payable and accrued liabilities of $90,705 and $2,577, respectively, which mainly represent accrued expenses such as accrued vacation and deferred salary.

Note 10. Litigation Accruals.

On November 9, 2015, the Company received a notice of claim from Tomer Maharshak & Co., Israel, the Company's former attorneys, for legal fees allegedly owed by the Company and its wholly owned Israeli subsidiary, Emerald Medical Applications Ltd. On December 12, 2015 and December 23, 2015 the litigation was settled for cash payment and the Company recorded neither a gain nor a loss on the settlement. As of December 31, 2015 the litigation accrual balance is zero and there are currently no ongoing litigations against the Company.

Note 11. Income Taxes.

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2014 considered available to reduce future income taxes were reduced or eliminated through our recent change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $1,941,140 resulting in deferred tax assets of $679,399. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

		December 31, 2015		December 31, 2014
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryovers		679,399		35,510
Less valuation allowance		(679,399)		(35,510)
Net deferred asset		$-		$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2011.

Note 12. Subsequent Events.

During Q1 2016 throughout the date of the filing of Form 10-K. the following subsequent events occurred:

On January 26, 2016 and after receiving conversion notices from Class B warrant holders, the Company's board of directors approved issuance of 1,928,572 shares for the cashless conversion of Class B warrants. On February 18, 2016, the Company's board of directors approved the issuance of 1,195,000 shares as compensation to three acting company directors: Mrs. Estery Giloz-Ran, Mr. Yair Fudim and Mr. Baruch Kfir. On February 17, 2016 and March 17, 2016, the Company board of directors approved the issuance of 175,000 shares for services to two investor relations service providers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2015 under the COSO framework.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2015. Management has identified corrective actions for the weakness and will begin implementation during the second quarter of 2016.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Lior Wayn	43	CEO and director
Oded Gilboa	42	CFO
Yair Fudim	66	Chairman
Baruch Kfir	67	Director
Dr. Estery Giloz-Ran	41	Director

Lior Wayn, 43, the CEO and a director since August 28, 2015. Mr. Wayn founded Emerald Medical Applications Ltd. ("Emerald) on February 17, 2010, based upon his years of experience in the information and communications technologies (ICT) industry and his know how in mobilizing teams for large and complex projects. Before forming Emerald, Mr. Wayn served from 2006 through 2010 as head of the Business Development Division (VP) at Malam Team, a public company traded on the Tel-Aviv Stock Exchange, and the largest IT services group in Israel, providing a comprehensive range of computer services in the field of information technology. Mr. Wayn previously worked in sales and business development for several of Israel's leading ICT organizations including Ness Technologies, EIM and Michshuv group. Mr. Wayn received Lior received a BA degree in business administration from the Ruppin Academic Center, a leading Israeli university. He furthered his education in Human Resource Management at Bar-Iian University, in IT Management at College of Management, Rishon Lezion and in Hotel and Hospitality Management at Tadmor College, all in Israel.

Oded Gilboa, 42, a licensed CPA in the United States and Israel, has been the CFO since February 2015. Since December 2013, Mr. Gilboa has also been serving as CFO of BreedIt Corp., a reporting company under the Exchange Act. Mr. Gilboa has over 18 years of experience in finance and public accounting, having served as a senior finance executive in the technology and biotech industries with responsibilities in corporate finance, accounting, strategic planning and operational and financial management. From 2010 through 2012, Mr. Gilboa served as the Revenue Accounting and Finance Manager of Mylan Specialty, a subsidiary of Mylan Inc. (NASDAQ: MYL), a company focused on the development, manufacturing and marketing of prescription drug products. From 2007 through 2009, Mr. Gilboa was the Executive Director of Finance and US Controller of Taro Pharmaceuticals (NASDAQ:TAROF), a global pharmaceutical company. From 1998 through 2007 Mr. Gilboa held various financial positions with IDT Corporation (NYSE:IDT), a world-wide provider of telecommunications and media services, where in his most recent role he served as Director of Finance. Mr. Gilboa began his career in public accounting, auditing both public and private companies and holds a B.A in Economics and Accounting and an M.B.A. from the Tel-Aviv University.

Yair Fudim, 66, Chairman of the Registrant’s Board of Directors effective April 30, 2015, has also been serving as Chairman and CEO of Peregrine Industries, Inc., a public company (OTCQB: PGID) since July 2013. During the past five years, Mr. Fudim has also served as Chairman of Dolomite Holdings Ltd., a public company organized in Israel and listed on the Tel Aviv Stock Exchange ("TASE") since February 2013, prior to which he served as Dolomite's CEO from February 2010 until March 2013. From April 1991 through April 2013, Mr. Fudim served as CEO of Leader Holdings & Investments Ltd ("Leader Holdings"), a public company organized in Israel and listed on the TASE; Mr. Fudim also serves as Chairman of the Board of Leader Capital Markets Ltd., a TASE listed public company organized in Israel and a subsidiary of Leader Holdings. Mr. Fudim holds a B.A. in Economics and an MBA from the Hebrew University of Jerusalem.

Baruch Kfir, 67, a director since September 6, 2015. From March 2010 to the present, Mr. Baruch Kfir has served as Senior Wealth Manager for Pioneer International Ltd, a wealth management firm based in Israel. Mr. Kfir's duties have included both developing and maintaining financial planning for high-net-worth clients in Mexico and Venezuela and previously served as CEO of Pioneer, Venezuela. From October 2005 until February 2010, Mr. Kfir was the head of the Latin-American Desk of the Israel Discount Bank, Switzerland (IDB), responsible for developing new clients in Argentina, Brazil, Venezuela and Mexico for IDB. Mr. Kfir has over 30 years of experience in international banking and finance, specialized in the Latin and South American markets, received his B.A. from Haifa University, Israel.

Dr. Estery Giloz-Ran, 41, a director since September 6, 2015, is a Certified Public Accountant, received a PhD in tax, accounting and finance from the Business Administration Department at the Ben-Gurion University in Beer Sheva, Israel in 2013. During the past five years, Dr. Giloz-Ran has served as Head of Accountancy at Peres Academic Center, a leading Israeli college located in Rehovot, Israel. Dr. Giloz-Ran presently serves as a director of: (i) Kamada Ltd, an Israeli biotech company listed on NASDAQ and Tel-Aviv Stock Exchange/TASE; (ii) Vaxil Bio Ltd, an Isreali biotech company listed on TASE, and (iii) Suny Electronic Inc. Ltd, an Israeli electronics company listed on TASE. Since 2006, Dr. Giloz-Ran has been lecturing at Ben-Gurion University at the Faculty of Business and Management - Department of Economics and Accounting. Dr. Giloz-Ran was a Visiting Assistant Professor of Finance at the Syms School of Business at Yeshiva University, New York and a Visiting Scholar at New York University - Leonard N. Stern School of Business, New York. Dr. Giloz-Ran served as a tax consultant and tax capital investment law adviser at Intel Corporation in Israel.

We do not compensate our directors. We do not have any standing committees at this time.

Our director, officers or affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Section 16(a) Compliance. Section 16(a) of the Securities and Exchange Act of 1934 requires that directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that our CEO has and the CFO and Chairman have not filed reports as required under Section 16(a).

NASDAQ Rule 4200. The NASDAQ Rule 4200, which sets forth several tests to determine whether a director of a listed company is independent. Rule 4200 provides that a director would not be considered independent if the director or an immediate family member accepted any compensation from the listed company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence (excluding compensation for board or board committee service, compensation paid to an immediate family member as a non-executive employee, benefits paid under a tax-qualified retirement plan and non-discretionary compensation).

Director Independence. In determining whether or not our directors are considered independent, the Company used the definition of independence as defined in NASDAQ Rule 4200. We therefore believe that only Yair Fudim is an independent director.

Directors’ Term of Office. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified.

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee. We do not have any of the above mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our sole officer or director.

Potential Conflicts of Interest. Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our Executives or Directors.

Board’s Role in Risk Oversight. The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Involvement in Certain Legal Proceedings. We are not aware of any material legal proceedings that have occurred within the past ten years concerning any Director or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table depicts the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers during the fiscal years ending December 31, 2015, 2014 and 2013.

		Annual Compensation				Long Term Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
Name and Principal		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Position	Year	($)	($)	($)	($)	($)	($)

Lior Wayn, CEO (1)	2015	149,064	—	—	—	—	—
Lior Wayn, CEO (1)	2014	27,630	—	—	—	—	—
Liron Carmel, former CEO (2)	2015	2,500	—	—	—	—	—
Liron Carmel, former CEO, CFO (2)	2014	—	—	—	—	—	—
Oded Gilboa, CFO (3)	2015	79,353	—	—	—	—	—
Ivo Heiden, former CEO and CFO (4)	2013	—	—	—	—	—	—

Executive Employment Agreements

Emerald has entered into an employment agreements with Lior Wayn, its CEO, and Oded Gilboa its CFO.

(1) Emerald’s employment agreement with Lior Wayn, dated January 1, 2015, provides for a base annual salary of NIS46,000 which is equivalent to approximately $12,000 for which Mr. Wayn is required to devote 100% of his business time to the affairs of Emerald. In addition, Mr. Wayn’s agreement also provides for the payment of cash bonuses as follows: (i) a bonus equal to 5% of the monthly revenues of Emerald during the years ending December 31, 2015 and 2016, payable quarterly; and (ii) a cash bonus equal to 7 months base salary only in the event that the Registrant raises at least $1,150,000 from: (i) the sale of equity securities at a price of not less than $0.80 per Share; or (ii) the exercise of warrants at an exercise price of not less than $0.80 per Share.
(2) Liron Carmel was the sole executive officer during 2014.

(3) The employment agreements between Mr. Gilboa and the Registrant and Emerald, dated March 22, 2015 and February 25, 2015, respectively, provide as follows: (i) the Registrant shall pay Mr. Gilboa cash compensation for the initial two month period a total of $2,000 following which Mr. Gilboa will be paid at the rate of $3,000 per month and, as additional compensation, the Registrant issued Mr. Gilboa 125,000 restricted Shares; and (ii) Emerald shall pay Mr. Gilboa cash compensation of NIS13,200 which is equivalent to approximately $3,450 per month.
(4) Ivo Heiden was the sole executive officer in 2013.

Option Grants

There were no individual grants of stock options to purchase our Common Stock made to the executive officers named in the Summary Compensation Table. However, the Registrant issued Class E Warrants to Lior Wayn at the Closing exercisable to purchase 2,700,000 Shares in three equal tranches of 900,000 Shares each, at a price of $0.0001 per Share.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during period ending December 31, 2015 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan ("LTIP") Awards

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Outstanding Warrants

The following table summarizes information of outstanding warrants as of December 31, 2015:

	Warrants	Warrant Term	Exercise Price	Exercisable
Investors - Class A Warrants (1)	4,149,719	2 years	$0.80	4,149,719
Investors - Class B Warrants (2)	2,500,000	2 years	$0.40	2,500,000
Investors - Class C Warrants (3)	5,072,492	(3)	(3)	55,072,492
Lior Wayn - Class E Warrants (4)	2,700,000	(4)	0.0001	2,700,000

(1) The Class A Warrants were issued in connection with a private placement in reliance upon Regulation S, pursuant to which the Registrant sold a total of 4,149,719 units at a price of $0.40 per unit (the "Units"), each Unit comprised of one Share and one Class A Warrant exercisable at $0.80 per share with a term 24 months. While all of the Class A Warrants are exercisable within 60 days, in fact, none of these warrants will be exercised for the foreseeable future, based upon the exercise price of $0.80 per Share.

(2) The Class B Warrants were issued to consultants for bona fide services to the Company and are exercise, on a cashless basis at a price of $0.40 per Share for a period of two years.
(3) The Class C Unit Warrants were issued to consultants for bona fide services to the Company, and each Unit is exercisable at a price of $0.40 to purchase one Share of Common Stock and one Class A Warrant which, in turn, is exercisable to purchase one additional Share at a price of $0.80. The Class C Unit Warrants expire ninety (90) days after the effective date of this Registration Statement.
(4) The Class E Warrants were issued by the Registrant to Lior Wayn in connection with the Closing of the Share Exchange Agreement. The Class E Warrants are exercisable to purchase a total of 2,700,000 Shares, in three equal tranches of 900,000 Shares each (the "Tranches") at an exercise price of $0.0001 per Share, subject to and within 45 days of the Registrant achieving the milestones defined in the table below (the "Milestones").

Milestone	Description
First	The Registrant, on a consolidated basis, obtaining five (5) medical service providers (e.g., hospitals, clinics, etc.) as pilot customers within two years of Closing.
Second	The Registrant, on a consolidated basis, reaching an agreement with an insurer or medical service provider (e.g., insurance company or HMO), insuring or serving at least 300,000 customers, within two years of Closing.
Third	The Registrant, on a consolidated basis,, reaching gross revenue of $1,000,000 within any period of twelve consecutive months in which the aggregate gross revenue that may be attributed to the last three months of such period shall not be less than $400,000, within three years of Closing.

Certain Relationships and Related Party Transactions and Director Independence

Mr. Ivo Heiden, our former CEO, CFO and sole director who resigned on March 24, 2014, provided securities compliance services valued at $5,250 in 2014 and $18,000 in 2013.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2015 and 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The following table depicts the beneficial ownership of our common stock as of March 31, 2016. The information provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Lior Wayn, CEO (2)	5,474,545	29.4%
1 Emek Ayalon Street
Modi’in, Israel

Oded Gilboa, CFO	125,000	0.70%
10 Hayetsira Street
Raanana, Israel

Yair Fudim, Chairman	482,000	2.60%
Zhitomir Street
Tel-Aviv, Israel

Baruch Kfir, Director	231,000	1.20%
7 Imber Street
Petach Tivka, 4951141, Israel

Dr. Estery Giloz-Ran, Director	690,323	3.70%
57/8 Borocov
Givataim, Israel

Amir Uziel (3)	1,513,393	8.10%
42 Ben Zvi Street
Rmat Gan, Israel

Itschak Shrem (4)	1,367,429	7.30%
42 Ben Zvi Street
Rmat Gan, Israel

Lavi Krasney (5)	1,513,393	8.10%
42 Ben Zvi Street
Rmat Gan, Israel
Directors and Officers (5 persons)	7,002,868	40.25%

(1) Applicable percentage ownership is based on 18,624,461 shares of common stock outstanding as of March 31, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

Certain Related Party Transactions

Mr. Ivo Heiden, our former CEO, CFO and sole director who resigned on March 24, 2014, provided securities compliance services valued at $5,250 in 2014.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2015 and 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants

The Registrant's Board of Directors has appointed M&K CPAS PLLC as independent public accountant for the fiscal years ended December 31, 2015 and 2014.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAS PLLC for the audit of the Registrant's annual financial statements for the year ended December 31, 2015 and 2014 and fees billed for other services rendered by M&K CPAS PLLC during those periods.

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Audit fees (1)	$6,500	$4,600
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

Exhibit No.	Description
3.1	Delaware Certificate of Incorporation, attached to the Registrant's Form S-1 as filed with the SEC on August 5, 2015.
3.1(a)	Amendment to Certificate of Incorporation reflecting name change, attached to the Registrant's Form S-1 as filed with the SEC on August 5, 2015.
3.1(b)	Amendment to Certificate of Incorporation reflecting reverse stock split, attached to the Registrant's Form S-1 as filed with the SEC on August 5, 2015.
3.2	Bylaws, attached to the Registrant's Form S-1 as filed with the SEC on August 5, 2015.
4.1	Class A Warrant Agreement, attached to the Company's Form 8-K as filed with the SEC on July 15, 2015.
4.2	Class B Warrant Agreement, attached to the Registrant's Form S-1 as filed with the SEC on August 5, 2015.
4.3	Class C Warrant Agreement, attached to the Registrant's Form S-1 as filed with the SEC on August 5, 2015.
4.4	Class E Warrant Agreement, attached to the Company's Form 8-K as filed with the SEC on July 15, 2015.
10.1	NNon-Binding MOU between the Registrant and Artsys 360 Ltd dated December 2, 2014, filed with Registrant’s 8-K on December 2, 2014
10.2	Non-Binding MOU between the Registrant and Emerald Medical Applications Ltd. dated December 30, 2014 filed with Registrant’s 8-K on January 2, 2015
10.3	Loan Agreement between the Registrant and Emerald dated February 2, 2015, filed with Registrant’s 8-K on February 13, 2015
10.4	Share Exchange Agreement between the Registrant and Emerald dated March 15, 2015 filed with Registrant’s 8-K on March 16, 2015.
10.5	Loan Agreement between the Registrant and Emerald dated March 19, 2015 filed with the Registrant’s 8-K on March 24, 2015
10.6	Loan Agreement between the Registrant and Emerald Medical Applications Ltd. dated June 2, 2015, filed with Registrant’s Form 8-K on June 6, 2015
10.7	Employment Agreement between Emerald and Lior Wayn dated January 1, 2015, attached to the Company's Form 8-K as filed with the SEC on July 15, 2015.
10.8	Employment Agreement between the Registrant and Oded Gilboa dated March 22, 2015, attached to the Company's Form 8-K as filed with the SEC on July 15, 2015.
10.9	Employment Agreement between Emerald and Oded Gilboa dated February 25, 2015, attached to the Company's Form 8-K as filed with the SEC on July 15, 2015.
10.10	Form of Look-Up Agreement between the Registrant and the Selling Security Holders and Holders of Class B Warrants, attached to the Registrant's Form S-1 as filed with the SEC on August 5, 2015.
10.11	Corporate Advisory Services Agreement between the Registrant and Meyda Consulting Ltd., attached to the Registrant's Form S-1 as filed with the SEC on August 5, 2015.
10.12	Form of Consultant's Corporate Advisory Service Agreement, attached to the Registrant's Form S-1 as filed with the SEC on August 5, 2015.
10.13	Distribution Agreement between Derma Italy SRL and Emerald dated August 12, 2015, attached to the Registrant's Form S-1 as filed with the SEC on October 2, 2015.
10.14	Distribution Agreement between S. Bokhorst, Creatiekracht and Emerald dated December 1, 2013, attached to the Registrant's Form S-1 as filed with the SEC on October 2, 2015.
10.15	Distribution Agreement between Medical Edge Pty Ltd. and Emerald dated February 6, 2014, attached to the Registrant's Form S-1 as filed with the SEC on October 2, 2015.
10.16	Project Agreement between Realize S.A. and Ubitech and Emerald dated January 14, 2015, attached to the Registrant's Form S-1 as filed with the SEC on October 2, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

EMERALD MEDICAL APPLICATIONS CORP.

By: /s/ Lior Wayn
Lior Wayn
Chief Executive Officer
(Principal Executive Officer)
Date: March 31, 2016

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: March 31, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chairman
Date: March 31, 2016

By: /s/ Lior Wayn
Lior Wayn
Director
Date: March 31, 2016