Form 10-Q
period 2016-03-31
Emerald Medical Applications Corp.
filed 2016-05-17
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On May 17, 2016, the Registrant had 18,816,128 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Emerald Medical Applications Corp.
Balance Sheets
As of March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$94,859	$115,449
Other receivable	-	25,797
Total current assets	94,859	141,246

Fixed assets, net
Fixed assets, net of accumulated depreciation of $9,135 and $6,536, respectively	18,521	21,120
Total assets	$113,380	$162,366

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$86,416	$90,705
Employee payable	19,023	25,612
Employee payable - related party	3,310	3,480
Accrued interest payable	7,759	19,285
Short term notes payable	202,224	119,974
Convertible note payable, net of discount of $73,562 and $0, respectively	31,157	29,719
Total current liabilities	349,889	288,775
Total liabilities	349,889	288,775

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized;
18,624,461 and 15,325,889 shares issued and outstanding at March 31, 2016 and December 31, 2015	1,863	1,533
Accumulated other comprehensive income	(24,175)	(19,337)
Additional paid-in capital	10,547,349	8,752,711
Accumulated deficit	(10,761,546)	(8,861,316)
Total stockholders' deficit	(236,509)	(126,409)
Total liabilities and stockholders' equity (deficit)	$113,380	$162,366

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2016	March 31, 2015

Revenues	$-	$-

Expenses:
Research and development	(103,348)	-
General and administrative expenses	(1,799,520)	(178,725)
Total operating expenses	(1,902,868)	(178,725)

Loss from operations	(1,902,868)	(178,725)

Other income (expense):
Interest expense	(7,759)	(7,483)
Change in fair value of derivative	-	367
Depreciation expense	(2,509)	(399)
Amortization expense	(1,438)	-
Gain/(loss) from foreign currency	14,344	5,918
Financial income (expense)	2,638	(1,597)

Provision for income taxes	-	-

Net loss	$(1,900,230)	$(180,322)

Basic and diluted (net loss per share)	$(0.11)	$(0.85)
Weighted average shares outstanding - basic and diluted	17,351,957	213,001

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2016	March 31, 2015
Net loss	$(1,900,230)	$(180,322)
Change in unrealized foreign currency translation gain (loss)	(4,838)	(9,779)
Total comprehensive loss	$(1,905,068)	$(190,101)

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2016	March 31, 2015
Operating Activities:

Net loss	$(1,900,230)	$(180,322)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	2,509	399
Amortization of debt discount	1,438	2,071
Change in fair value of derivative	-	(367)
Shares issued for services	1,445,653	-
Options issued for services	274,314	-
Increase (decrease) in cash resulting from change in:
Decrease (increase) in other receivable	25,797	(17,333)
(Decrease) increase in accounts payable	17,670	62,828
(Decrease) increase in accrued expenses	(32,394)	-
(Decrease) increase in accrued interest	(7,759)	5,412
Net cash used in operating activities	(173,002)	(127,312)

Investing Activities:
Cash paid for fixed assets	-	(6,956)
Net cash provided by investing activities	-	(6,956)

Financing Activities:
Proceeds from issuance of convertible debt	75,000	-
Issuance of non-convertible note	82,250	-
Proceeds from sale of common stock (net of issuance expenses)	-	131,798
Net cash provided by financing activities	157,250	131,798

Foreign currency adjustment	(4,838)	(9,779)

Net increase (decrease) in cash	(20,570)	(2,470)
Cash and cash equivalents - beginning of period	115,449	14,411
Cash and cash equivalents - end of period	$94,859	$2,162

Non-cash transactions:
BCF due to convertible note payable	$75,000	$-
Cashless conversion of class B warrants	$193	$-

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp
Notes to Unaudited Interim Financial Statements
March 31, 2016

Note 1. The Company

Organizational Background

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred operating losses since inception. Further, as of March 31, 2016, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

Other Receivables

The company treats VAT refunds claimed resulting from excess VAT paid over VAT received as other receivables, amount shown as other receivables as of December 31, 2015 were collected in Q1 2016.

Currency Translation and other Comprehensive Income

Balance sheet items are translated using all current translation method for self-contained foreign operations (where functional currency = foreign currency) whereby assets and liabilities are translated using the exchange rate on the date of the balance sheet. It translates revenues, expenses, and net income using the average exchange rate during the period. The foreign exchange adjustment that results from applying the all-current method appears in other comprehensive income, a separate shareholders' equity account, and does not affect net income each period.

Property and Equipment

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

Stock Based Compensation

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

Fair Value Measurements

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the three month period ended March 31, 2016 and the twelve month period ending December 31, 2015, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of December 31, 2015, were: Volatility of 143.9% for the three month period ended March 31, 2016 and 132.4% for the twelve months period ending December 31, 2015, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

Fair Value Measurements at March 31, 2016

Level 3 - Derivative liabilities from:	Balance at March 31, 2016	New Issuances	Settlements	Change in Fair Value
Convertible Note	$-	$-	$-	-

Fair Value Measurements at December 31, 2015

Level 3 - Derivative liabilities from:	Balance at December 31, 2015	New Issuances	Extinguishment	Change in Fair Value
Convertible Note	$-	$-	$(20,532)	-

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

The following table presents assets and liabilities that were measured and recognized at fair value as of March 31, 2016 and December 31, 2015 and the three months and year then ended on a recurring basis:

Fair Value Measurements at March 31, 2016

	Level 1	Level 2	Level 3	Total Unrealized (Gain) Loss
3/31/16 Derivative Liability	$-	$-	$-	$-
12/31/15 Derivative Liability	$-	$-	$-	$20,532

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2016 and December 31, 2015:

Fair Value Measurements at March 31, 2016

Level 3
Assets
Total Assets	$-

Liabilities
Derivative liability	$-
Total Liabilities	$-

Fair Value Measurements at December 31, 2015

Level 3
Assets
Total Assets	$-

Liabilities
Derivative liability	$-
Total Liabilities	$-

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2016 or the year ended December 31, 2015.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of March 31, 2016 or December 31, 2015.

Earnings per Common Share

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

Income Taxes

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

Uncertain Tax Positions

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2011. We are not under examination by any jurisdiction for any tax year. At March 31, 2016 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) ("ASU 2015-16"). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company's consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2016, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Recent Issuances of Common Stock

Between January 15, 2015 and March 15, 2015, the Company sold a total of 2,052,000 units for cash consideration of $780,000 at a price of $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The relative fair value of the stock with embedded warrants was $351,433 for the common stock and $428,567 for the class A warrants. The warrants were valued using the Black-Scholes model with 153% volatility and discount rates ranging between 0.44% to 0.7%. These units were issued as stock payable and the cash from sale of units was not received for the sale of stock pre-reverse merger.

Between April 1, 2015 and June 29, 2015, the Company sold a total of 1,012,500 units for cash consideration of $405,000 at a price of $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The relative fair value of the stock with embedded warrants was $158,123 for the common stock and $246,877 for the class A warrants. The warrants were valued using the Black-Scholes model with volatility ranging between163% - 177% and discount rates ranging between 0.54% to 0.71%. These units were issued as stock payable and the cash from sale of units was not received for the sale of stock pre-reverse merger.

Between July 1, 2015 and September 30, 2015, the Company sold a total of 140,000 units for cash consideration of $15,000 at price of $0.107 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The relative fair value of the stock with embedded warrants was $4,294 for the common stock and $10,706 for the class A warrants. The warrants were valued using the Black-Scholes model with volatility of 153% and discount rates of 0.61%. These units were issued as stock payable and the cash from sale of units was not received for the sale of stock pre-reverse merger.

Between July 1, 2015 and September 30, 2015, the Company sold a total of 862,500 units for cash consideration of $345,000 at price of $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The relative fair value of the stock with embedded warrants was $118,415 for the common stock and $226,585 for the class A warrants. The warrants were valued using the Black-Scholes model with volatility ranging between 153% - 182% and discount rates ranging between 0.54% to 0.71%. Of these units $65,000 were issued as stock payable and the cash from sale of units was not received for the sale of stock pre-reverse merger and $280,000 cash was received subsequent to Closing of the reverse merger.

On July 16, 2015 and August 6, 2015, the company issue 517,900 shares to one service provider and 100,000 shares to two service providers, respectively, for services valued at a total value of $617,900, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

On July 16, 2015, 5 Emerald debt holders in amount of $87,910 converted their debt into 274,719 units at a conversion price of $0.32 per unit, each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The Loss on Settlement of Debt recorded was $678,027.

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

On November 17, 2015 the Company sold 250,000 units for cash consideration of $100,000 at price of $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The relative fair value of the stock with embedded warrants was $41,304 for the common stock and $58,696 for the class A warrants. The warrants were valued using the Black-Scholes model with volatility ranging between 149% and discount rate of 0.50%. These warrants are fully vested and the fair value and included as stock based compensation on the prior year retained earnings.

Between November 5, 2015 and November 16, 2015 the company issue 268,084 shares to three service provider and for services valued at a total value of $268,084, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

On October 1, 2015 the company granted a total of 534,400 stock options (the "Options") to three company employees. The options vest over 5 quarters and are exercisable at prices ranging from $0.01 to $0.40 per Share. The options were valued using the Black-Scholes model with 149% volatility and 0.67% discount rate for a total value of $528,857. Of this amount, $397,547 was expensed as of December 31, 2015 and $42,394 as of March 31, 2016.

On January 26, 2016 and March 17, 2016, the Company issued 125,000 shares to one service provider and 50,000 shares to two service providers, respectively, for services valued at a total value of $251,250, arrived at using the stock price on date of grant of $1.75 and $0.65, respectively, per Nasdaq.com.

On February 18, 2016, the Company issued 1,195,000 shares to three acting directors, for services valued at a total value of $1,194,403, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

On January 26, 2016, consultants that were previously issued 2,500,000 Class B Warrants exercisable for a two-year period to acquire one (1) share of Common Stock at a price of $0.40 per share, exercised the warrants on a cashless basis resulting in 1,928,572 shares issued with no additional related expense booked.

On February 11 and 18, 2016, the Company granted a total of 403,333 stock options (the "Options") to three company employees. The options vest over periods of between 1 and 8 quarters and are exercisable at prices ranging from $0.01 to $0.40 per Share. The options were valued using the Black-Scholes model with 157% volatility and 0.56% discount rate for a total value of $400,914. Of this amount, $231,920 was expensed in Q1 2016 with the remaining balance to be expensed in 2016 and 2017.

On March 24, 2016, a convertible note payable was issued to GoldMed Ltd. The warrants were valued at a fair value of $56,030. The note included a beneficial conversion feature which resulted in a $75,000 discount recorded as a reduction of debt and an increase to additional paid in capital.

Note 3. Related Party Transactions

On July 16, 2015 5 Emerald debt holders in amount of $87,910 converted their debt into 274,719 units at a conversion price of $0.32 per unit, each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The Loss on Settlement of Debt recorded was $678,027.

On July 14, 2015 the Company issued Emerald's CEO and founder, Lior Wayn, 5,474,545 shares as per the share purchase agreement valued at $877,380, valued on the date of grant for the price of common stock.

The company's CEO, Lior Wayn was owed $3,310 and $3,480 payable as of March 31, 2016 and December 31, 2015, respectively.

Following Closing of the reverse merger, $490,000 loan from Zaxis International Inc. to Emerald Medical Applications Ltd. was rendered an intercompany loan and as such was written off.

On February 18, 2016, the Company issued 1,195,000 shares to three acting directors, for services valued at a total value of $1,194,403, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

Note 4. Employee Payable.

For the periods ended March 31, 2016 and December 31, 2015 the Company had $19,023 and $25,612, respectively, in employee payable related to the monthly wages payable to the company's employees.

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

On March 24, 2016, the Company issued a convertible promissory note to GoldMed Ltd. in the amount of $75,000. The Convertible Note is convertible to 187,500 units at $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 12 months. Since the market price on the date of issuance was higher than the conversion price, a beneficial conversion feature was calculated at $78,750, but only $75,000 was recorded. $1,438 was recorded as amortization expense of for the period ending March 31, 2016, compared to amortization expense of $0 as of December 31, 2015.

Note 6. Payable - Not Convertible

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

As of December 31, 2015 this note is no longer convertible since pursuant to the loan agreement the in the event that prior to December 31,2015 (the "Maturity Date"), the Company shall consummate a financing round led by unaffiliated investors in the amount of at least Euro 200,000, at a Company pre-money valuation on a fully diluted basis of at least Euro 750,000 (a "Qualified Round"), the Holder shall be entitled (but not obligated) to convert the entire loan amount into the most senior class of shares of the Company issued in such Qualified Round, based on a price per share equal to the lower of the price per share reflected by a Company pre-money valuation on a fully diluted basis calculated at the time of conversion equal to Euro 1,500,000; or - price per share which reflects a 20% discount on the lowest price per share issued pursuant to such Qualified Round. If upon the occurrence of such event the note holder elects not to convert upon receiving notice of such event, then the loan becomes non-convertible.

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

We concluded that these notes have a stated rate of interest that is different from the rate of interest that is appropriate for this type of debt at the date of the transaction. Accordingly, the company imputed interest at an appropriate rate estimated at 8% as prescribed under FASB ASC 835. The resultant charge of $6,280 for the period ending December 31, 2014 and $4,113 for the period ending March 31, 2016 to interest expense was considered a contribution of capital and was recorded in additional paid in capital.

On November 16, 2014 four individuals loaned amount to company, totaling $87,910 with maturity dates of November 16, 2015 and bearing an interest rate of 8% per annum, these notes were fully converted on July 16, 2015 to Company shares of commons stock and warrants as described in Note 3.

Between March 31, 2015 and March 31, 2016 the Chief Scientist Ministry of Israel loaned the company an amount of $167,677. The loan bears 17% interest and shall be due and payable when the company generates sales revenue from products in development.

On March 9, 2016 four individuals lent the company a total of $34,547 with maturity dates of November 16, 2015 and bearing an interest rate of 8% per annum.

For the periods ended March 31, 2016 and December 31, 2015, the Company has recognized $7,759 and $19,285, respectively, in accrued interest expense related to the stated interest rate on the notes. Interest expense for the periods ended March 31, 2016 and March 31, 2015, respectively, were $7,759 and $7,483, as well as $1,483 and $0 from the amortization of debt discount.

Note 7. Derivative Liabilities and Convertible Notes

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

The following shows the changes in the derivative liability measured on a recurring basis for the three months ended March 31, 2016 and year ended December 31, 2015.

Level 3
Derivative Liability at December 31, 2014	$20,532
Extinguishment of Derivative Liability	(20,532)
Derivative Liability at December 31, 2015	$-
Derivative Liability at March 31, 2016	$-

For the periods ended March 31, 2016 and December 31, 2015 the Company has recognized $0 and $2,013, respectively, in accrued interest expense related to the stated interest rate on the notes. Interest expense for the periods ended March 31, 2016 and December 31, 2015, respectively, were $7,759 and $30,604, of which $0 and $0 is from the amortization of debt discount related to this note The note is no longer considered convertible since the lender elected not to convert, and as such the derivative was written off.

As of December 31, 2015 the company has a $0 derivative liability and a $29,719 convertible note payable, net of discount of $0. As of March 31, 2016 the company has $0 derivative liability and $31,157 of convertible notes payable, net of discount of $73,562.

In accordance to ASC #815, Accounting for Derivative Instruments and Hedging Activities, we evaluated the holder's non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted for as derivative financial instruments. Additionally, since the conversion price of the two notes represented the fair market value of the Company's common stock at the time of issuance, no beneficial conversion feature exists. We believe that the Company's shares of common stock is and have been very thinly traded during the last 3 years and that the fair value of the stock price was deemed not to be a fair value. Management decided that because the Company's ability to continue as a going concern was in question and that it has no revenue sources that the conversion price was a better measure of fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements and the $20,165 extinguishment of debt was reflected in the current period earnings and $0 extinguishment of debt was reflected in the current period earnings.

Note 8. Other Receivables

As of March 31, 2016 and December 31, 2015 the Company had other receivables of $0 and $25,797, respectively, which represent VAT refunds claimed resulting from excess VAT paid over VAT received.

Note 9. Accounts Payable and Accrued Liabilities

As of March 31, 2016 and December 31, 2015 the Company had Accounts payable and accrued liabilities of $86,416 and $90,705, respectively.

Note 10. Subsequent Events

On May 4, 2016, 150,000 shares were issued to three service providers as per the terms of the service agreement. On May 8, 2016, 41,667 shares were issued to a service provider as the terms of the services agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS Back to Table of Contents

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

DermaCompare is Emerald's first application of its technology, which we believe represents an advance in the early detection of skin cancer. DermaCompare is based on automated image analytics software using advanced algorithms for alignment, anchoring, identifying and detecting changes in the shapes, colors and sizes of skin lesions, which could potentially become Melanoma. We apply our DermaCompare technology in image capture, correction and intelligent data extraction in the market for derma imaging products.

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

During the three months ended March 31, 2016 and the year ended December 31, 2015, we raised $1,162,976 through the issuance of equity and debt and we may be expected to require up to an additional $1.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Results of Operations during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015

We have not generated any revenues during the three months ended March 31, 2016 and 2015. During the three month period ended March 31, 2016 and 2015 we incurred $1,900,230 and $180,322, respectively, in net losses.

Our general and administrative expenses increased to $1,799,520 for the three months ended March 31, 2016 as compared to $178,725 during the same period in the prior year. The significant increase was due to increased expenses relating to the merger between the Company and Emerald Medical Applications Ltd. as well as share based compensation.

Our research and development expenses increased to $103,348 for the three months ended March 31, 2016 as compared to $0 during the same period in the prior year. The significant increase was due to research and development expenses of Emerald Medical Applications Ltd.

Interest expense increased to $7,759 for the three months ended March 31, 2016 as compared to $7,483 during the same period in the prior year due to increased loans.

Depreciation expense increased to $2,509 for the three months ended March 31, 2016 as compared to $399 during the same period in the prior year due to additional fixed assets purchased during the year.

Amortization expense increased to $1,438 for the three months ended March 31, 2016 as compared to $0 during the same period in the prior year due to increase in convertible loans.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2016 reflects current assets of $94,859 consisting of cash. As of December 31, 2015, we had current assets of $141,246 consisting of cash of $115,449, and other receivables of $25,797. We had fixed assets, net of $18,521, as of March 31, 2016 and $21,120 as of December 31, 2015.

As of March 31, 2016, we had total current liabilities of $349,889 consisting of $86,416 in accounts payable and accrued liabilities, $19,023 employee payable, $3,310 employee payable to related party, $7,759 accrued interest payable, $31,157 in convertible notes payable and $202,224 in short term notes payable.

We had negative working capital of $236,509 as of March 31, 2016 compared to negative working capital $147,529 at December 31, 2015. Our total liabilities as of March 31, 2016 were $349,889 compared to $288,775 at December 31, 2015.

During the period ended March 31, 2016, we had negative cash flow from operations of $173,002, which was the result of a net loss of $1,900,230, decrease in accrued expenses of $32,394 and offset by $25,797 increase in other receivables, $1,445,653 shares issued for services, $274,314 options issued for services, $17,670 increase in accounts payable, $2,509 depreciation expense, $1,438 amortization expense, and accrued interest of $7,759.

During the three months ended March 31, 2016, we had no investing activities as compared to investing activities related to acquiring fixed assets valued at $6,956 in the same period in the prior year.

During the period ended March 31, 2016, we had positive cash flow from financing activities of $157,250 which was the result of $75,000 proceeds from issuance of convertible debt and $82,250 from issuances of notes payables.

During the period ended March 31, 2015, we had negative cash flow from operations of $127,312, which was the result of a net loss of $180,322 offset by depreciation expenses of $399, amortization expenses of $2,071, a loss of a change in fair value of derivatives of $367, an increase in other receivables of $17,333, an increase in accounts payable of $62,828 and an increase in accrued interest of $5,412.

During the period ended March 31, 2015, our financing activities provided us with $131,798 from proceeds form the sale of common stock.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the period ended March 31, 2016 with an explanatory paragraph on going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK> Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As As of March 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

SeeSee risk factors discussed in Part I, "Item 1. Description of Business, subheading Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS> Back to Table of Contents

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
Date: May 17, 2016

By: /s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 17, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chairman
Date: May 17, 2016

By: /s/ Lior Wayn
Lior Wayn
Director
Date: May 17, 2016