Form 10-Q
period 2016-06-30
Emerald Medical Applications Corp.
filed 2016-08-22
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On August 22, 2016, the Registrant had 19,505,711 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Emerald Medical Applications Corp.
Balance Sheets
As of June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$274,759	$115,449
Other receivable	8,212	25,797
Total current assets	282,971	141,246

Fixed assets, net
Fixed assets, net of accumulated depreciation of $10,751 and $6,536, respectively	17,735	21,120
Total assets	$300,706	$162,366

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$48,204	$90,705
Employee payable	22,786	25,612
Employee payable - related party	3,081	3,480
Accrued interest payable	21,887	19,285
Short-term notes payable	186,336	119,974
Convertible note payable, default	29,719	-
Convertible note payable, net of discount of $412,628 and $0, respectively	222,377	29,719
Total current liabilities	534,390	288,775
Total liabilities	534,390	288,775

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized;
19,474,461 and 15,325,889 shares issued and outstanding at June 30, 2016 and December 31, 2015	1,948	1,533
Accumulated other comprehensive income	(24,178)	(19,337)
Additional paid-in capital	11,738,066	8,752,711
Accumulated deficit	(11,949,520)	(8,861,316)
Total stockholders' deficit	(233,684)	(126,409)
Total liabilities and stockholders' equity (deficit)	$300,706	$162,366

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Operations
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$-	$-	$-	$-

Expenses:
Research and development	(192,002)	(237,095)	(295,350)	(247,400)
General and administrative expenses	(969,214)	(5,570)	(2,768,736)	(174,391)
Total operating expenses	(1,161,218)	(242,665)	(3,064,086)	(421,791)

Loss from operations	(1,161,218)	(242,665)	(3,064,086)	(421,791)

Other income (expense):
Interest expense	(14,128)	(4,346)	(21,887)	(11,829)
Change in fair value of derivative	-	-	-	367
Depreciation and amortization expense	(47,718)	-	(51,665)	-
Other income (expenses)	28,587	-	28,587	-
Gain/(loss) from foreign currency	6,503	(4,110)	20,847	1,808
Financial income (expense)	(26,756)	(8,456)	(24,118)	(9,654)

Provision for income taxes	-	-	-	-

Net loss	$(1,187,974)	$(251,121)	$(3,088,204)	$(431,445)

Basic and diluted (net loss per share)	$(0.06)	$(1.18)	$(0.17)	$(2.03)
Weighted average shares outstanding - basic and diluted	18,890,670	213,001	18,121,314	213,001

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(1,187,974)	$(251,121)	$(3,088,204)	$(431,445)
Change in unrealized foreign currency translation gain (loss)	(3)	(15,771)	(4,841)	(25,550)
Total comprehensive loss	$(1,187,977)	$(266,892)	$(3,093,045)	$(456,995)

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Six months	Six months
	ended	ended
	June 30, 2016	June 30, 2015
Operating Activities:

Net loss	$(3,088,204)	$(431,445)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	8,293	1,878
Amortization of debt discount	43,373	4,399
Change in fair value of derivative liabilities	-	(367)
Shares issued for services	2,074,736	-
Options issued for services	455,032	-
Increase (decrease) in cash resulting from change in:
Due from related party	-	(6,443)
Decrease (increase) in other receivable	17,585	(25,689)
(Decrease) increase in accounts payable	(1,777)	(2,577)
(Decrease) increase in accounts payable - related party	-	1,087
Employee payable	-	23,800
(Decrease) increase in other current liabilities	-	14,202
(Decrease) increase in accrued expenses	(45,779)	7,430
Net cash used in operating activities	$(536,741)	$(413,725)

Investing Activities:
Cash paid for fixed assets	$(474)	$25,317
Net cash provided by investing activities	$(474)	$25,317

Financing Activities:
Borrowings on debt	$735,913	$531,798
Principal payments on debt	(34,547)	-
Net cash provided by financing activities	$701,366	$531,798

Foreign currency adjustment	(4,841)	(25,550)

Net increase (decrease) in cash	159,310	67,206
Cash and cash equivalents - beginning of period	115,449	14,411
Cash and cash equivalents - end of period	$274,759	$81,617

Non-cash transactions:
BCF due to convertible note payable	$456,000	$-
Cashless conversion of class B warrants	$193	$-

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp
Notes to Unaudited Interim Financial Statements
June 30, 2016

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred operating losses since inception. Further, as of June 30, 2016, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2016 and December 31, 2015.

Other Receivables

The company treats VAT refunds claimed resulting from excess VAT paid over VAT received as other receivables, amount shown as other receivables as of June 30, 2016 was $8,212.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the six-month period ended June 30, 2016 and the twelve month period ending December 31, 2015, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of December 31, 2015, were: Volatility of 143.9% for the six-month period ended June 30, 2016 and 132.4% for the twelve months period ending December 31, 2015, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

Fair Value Measurements at June 30, 2016

Level 3 - Derivative liabilities from:	Balance at June 30, 2016	New Issuances	Settlements	Change in Fair Value
Convertible Note	$-	$-	$-	-

Fair Value Measurements at December 31, 2015

Level 3 - Derivative liabilities from:	Balance at December 31, 2015	New Issuances	Extinguishment	Change in Fair Value
Convertible Note	$-	$-	$(20,532)	-

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2016 and December 31, 2015:

Fair Value Measurements at June 30, 2016

Level 3
Assets
Total Assets	$-

Liabilities
Derivative liability	$-
Total Liabilities	$-

Fair Value Measurements at December 31, 2015

Level 3
Assets
Total Assets	$-

Liabilities
Derivative liability	$-
Total Liabilities	$-

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2016 or the year ended December 31, 2015.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of June 30, 2016 or December 31, 2015.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2011. We are not under examination by any jurisdiction for any tax year. At June 30, 2016 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2016, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On October 1, 2015, the Company granted a total of 534,400 stock options (the "Options") to three company employees. The options vest over 5 quarters and are exercisable at prices ranging from $0.01 to $0.40 per Share. The options were valued using the Black-Scholes model with 149% volatility and 0.67% discount rate for a total value of $528,857. Of this amount, $397,547 was expensed as of December 31, 2015 and $42,394 as of March 31, 2016. An additional $42,394 was expensed during the three-month period ended June 30, 2016.

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

On February 11 and 18, 2016, the Company granted a total of 403,333 stock options (the "Options") to three company employees. The options vest over periods of between 1 and 8 quarters and are exercisable at prices ranging from $0.01 to $0.40 per Share. The options were valued using the Black-Scholes model with 157% volatility and 0.56% discount rate for a total value of $400,914. Of this amount, $231,920 was expensed during the three-months ended March 31, 2016 and $48,711 during the three-months ended June 30, 2016.

On March 24, 2016, a convertible note payable was issued to GoldMed Ltd. The warrants were valued at a fair value of $56,030. The note included a beneficial conversion feature which resulted in a $75,000 discount recorded as a reduction of debt and an increase to additional paid in capital.

On April 5, 2016, the Company issued 150,000 shares to one service provider for services valued at $105,000 based on the Company's stock price of $0.70 per share on the date of issuance.

On May 10, 2016, the Company issued 41,667 shares to one service provider for services valued at $72,911 based on the Company's stock price of $1.75 per share on the date of issuance.

On May 18, 2016, the Company issued 150,000 shares to one service provider for services valued at $102,000 based on the Company's stock price of $0.68 per share on the date of issuance.

On June 28, 2016, the Company issued 175,000 shares to one service provider for services valued at $122,500 based on the Company's stock price of $0.70 per share on the date of issuance.

On June 30, 2016, the Company issued 333,333 shares to one service provider for services valued at $226,666 based on the Company's stock price of $0.68 per share on the date of issuance.

On June 6, 2016, a convertible note payable was issued to Alpha Capital. The attached warrants were valued at a fair value of $440,000. The note included a beneficial conversion feature which resulted in a $300,000 discount recorded as a reduction of debt and an increase to additional paid in capital.

On April 11, 2016, a convertible note payable was issued to Maz Partner. The attached warrants were valued at a fair value of $80,000. The note included a beneficial conversion feature which resulted in a $46,000 discount recorded as a reduction of debt and an increase to additional paid in capital.

On June 30, 2016, a convertible note payable was issued to Ilan Malka. The attached warrants were valued at a fair value of $40,000. The note included a beneficial conversion feature which resulted in a $35,000 discount recorded as a reduction of debt and an increase to additional paid in capital.

On April 14, 2016, the Company granted a total of 450,000 stock options (the "Options") to one Company director. The options vest over periods of between 1 and 3 quarters and are exercisable at $0.60 per share. The options were valued using the Black-Scholes model with 233% volatility and 0.56% discount rate for a total value of $268,839. The Company expensed $89,613 during the three-months ended June 30, 2016 related to these options.

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

The company's CEO, Lior Wayn was owed $3,310 and $3,480 payable as of June 30, 2016 and December 31, 2015, respectively.

Following Closing of the reverse merger, $490,000 loan from Zaxis International Inc. to Emerald Medical Applications Ltd. was rendered an intercompany loan and as such was written off.

On February 18, 2016, the Company issued 1,195,000 shares to three acting directors, for services valued at a total value of $1,194,403, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

Note 4. Employee Payable.

For the periods ended June 30, 2016 and December 31, 2015 the Company had $25,867 and $25,612, respectively, in employee payable related to the monthly wages payable to the company's employees.

Note 5. Notes Payable.

Convertible Notes Payable

On March 24, 2016, the Company issued a convertible promissory note to GoldMed Ltd. in the amount of $75,000. The Convertible Note is convertible to 187,500 units at $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 months. Since the market price on the date of issuance was higher than the conversion price, a beneficial conversion feature was calculated at $78,750, but only $75,000 was recorded. $20,137 was recorded as amortization expense of for the period ending June 30, 2016, compared to amortization expense of $0 as of December 31, 2015.

On June 20, 2016, a $400,000 convertible note payable and 200,000 warrants exercisable at $0.80 per share with a term of 24 months was issued to Alpha Capital. The note included a beneficial conversion feature which resulted in a $300,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The Company recorded an amortization expense of $8,219 related to this note.

On March 31, 2016, a $80,000 convertible note payable and 200,000 warrants exercisable at $0.80 per share with a term of 24 months was issued to Maz Partner. The note included a beneficial conversion feature which resulted in a $46,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The Company recorded an amortization expense of $11,468 related to this note.

On May 24, 2016, a convertible note payable was issued to Ilan Malka. The note included a beneficial conversion feature which resulted in a $35,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The Company recorded an amortization expense of $3,548 related to this note.

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

During the second quarter of 2015, an agreement was reached with the holder of $120,979 advance payable note to settle the full amount due for $30,000 and interest due. The settlement with all note holders resulted in $528 loss on debt settlement due to the payment being higher than principal and accrued interest as of that date as well as a charge of $90,979 considered a contribution of capital due to the fact that note holder, IMWT, was a related party.

We concluded that these notes have a stated rate of interest that is different from the rate of interest that is appropriate for this type of debt at the date of the transaction. Accordingly, the company imputed interest at an appropriate rate estimated at 8% as prescribed under FASB ASC 835. The resultant charge of $6,280 for the period ending December 31, 2014 and $4,113 for the period ending March 31, 2015 to interest expense was considered a contribution of capital and was recorded in additional paid in capital.

On November 16, 2014 four individuals loaned amount to company, totaling $87,910 with maturity dates of November 16, 2015 and bearing an interest rate of 8% per annum, these notes were fully converted on July 16, 2015 to Company shares of commons stock and warrants as described in Note 3.

On March 9, 2016 four individuals lent the company a total of $34,547 with maturity dates of November 16, 2015 and bearing an interest rate of 8% per annum. As of June 30, 2016, the loan was fully repaid.

For the periods ended June 30, 2016 and December 31, 2015, the Company has recognized $21,420 and $19,285, respectively, in accrued interest expense related to the stated interest rate on the notes. Interest expense for the periods ended June 30, 2016 and June 30, 2015, respectively, were $21,887 and $11,829, as well as $43,372 and $0 from the amortization of debt discount.

Note 7. Commitments and Contingencies

The Company received research and development grants from the State of Israel according to guidelines and procedures of the Office of the Chief Scientist of the Ministry of Industry and Trade. According to the agreement, the Company is obliged to pay royalties on the sale of products developed with the participation of the Chief Scientist. The royalty rate is 3.5% and the total royalties will not exceed the amount of the grants. As of June 30, 2016, the Company had an outstanding contingent liability to pay royalties in the amount of $186,335, with $15,795 in accrued interest.

Note 8. Derivative Liabilities

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

The following shows the changes in the derivative liability measured on a recurring basis for the six months ended June 30, 2016 and year ended December 31, 2015.

Level 3
Derivative Liability at December 31, 2014	$20,532
Extinguishment of Derivative Liability	(20,532)
Derivative Liability at December 31, 2015	$-
Derivative Liability at June 30, 2016	$-

For the periods ended June 30, 2016 and December 31, 2015 the Company has recognized $0 and $2,013, respectively, in accrued interest expense related to the stated interest rate on the notes. Interest expense for the periods ended June 30, 2016 and December 31, 2015, respectively, were $21,887 and $30,604, of which $0 and $0 is from the amortization of debt discount related to this note The note is no longer considered convertible since the lender elected not to convert, and as such the derivative was written off.

As of December 31, 2015 the company has a $0 derivative liability and a $29,719 convertible note payable, net of discount of $0. As of June 30, 2016, the Company has $0 derivative liability and $222,377 of convertible notes payable, net of discount of $412,628.

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

Note 9. Other Receivables

As of June 30, 2016 and December 31, 2015 the Company had other receivables of $8,212 and $25,797, respectively, which represent VAT refunds claimed resulting from excess VAT paid over VAT received.

Note 10. Accounts Payable and Accrued Liabilities

As of June 30, 2016 and December 31, 2015, the Company had Accounts payable and accrued liabilities of $48,204 and $90,705, respectively.

Note 11. Subsequent Events

On August 4, 2016, 31,250 shares were issued to one service provider as per the terms of the service agreement.

On July 7, 2016, Emerald entered in a Securities Purchase Agreement and a Registration Rights Agreement with Firstfire Global Opportunities Fund LLC, a New York limited liability company (hereinafter "Firstfire"), pursuant to which the Registrant has issued and sold to Firstfire a secured convertible note bearing interest at 8% per annum in the principal amount of $100,000 with a maturity date on June 19, 2017 (the "Note"). In connection with the Securities Purchase Agreement, the Registrant also granted Firstfire 250,000 Class A and 250,000 Class B Warrants.

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

During the six months ended June 30, 2016, we raised $735,913 through the issuance of equity and debt and we may be expected to require up to an additional $1.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Results of Operations during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015

We have not generated any revenues during the three months ended June 30, 2016 and 2015.

Our general and administrative expenses increased to $969,216 for the three months ended June 30, 2016 as compared to $5,570 during the same period in the prior year. The significant increase was due to increased expenses relating to our new business activities as well as share-based compensation.

Our research and development expenses increased to $192,002 for the three months ended June 30, 2016 as compared to $237,095 during the same period in the prior year. The decrease was due to more focused research and development expenses related to our DermaCare product.

During the three-month period ended June 30, 2016 and 2015, we incurred a loss from operations of $1,161,218 and $242,665, respectively.

Interest expense increased to $14,128 for the three months ended June 30, 2016 as compared to $4,346 during the same period in the prior year due to increased loans.

Depreciation and amortization expense increased to $47,718 for the three months ended June 30, 2016 as compared to $0 during the same period in the prior year due to expenses related to beneficial conversion features of notes issued during the three months ended June 30, 2016.

We incurred other income of $28,587 during the three-month period ended June 30, 2016 as compared to $0 in the same period in the prior year.

We recorded a gain of $6,503 from currency adjustments during the three months ended June 30, 2016 as compared to a loss of $4,110 in the same period in the prior year.

During the three-month period ended June 30, 2016 and 2015 we incurred $1,187,974 and $251,121 in net loss, respectively.

Results of Operations during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015

We have not generated any revenues during the six months ended June 30, 2016 and 2015.

Our general and administrative expenses increased to $2,768,736 for the six months ended June 30, 2016 as compared to $174,391 during the same period in the prior year. The significant increase was due to increased expenses relating to our new business activities as well as share-based compensation.

Our research and development expenses increased to $295,350 for the six months ended June 30, 2016 as compared to $247,400 during the same period in the prior year. The increase during the six-month period was due to additional research and development expenses related to our DermaCare product.

During the six-month period ended June 30, 2016 and 2015, we incurred a loss from operations of $3,064,086 and $421,791, respectively.

Interest expense increased to $21,887 for the six months ended June 30, 2016 as compared to $11,829 during the same period in the prior year due to increased loans. We recorded $0 and $367 in expense related to a change in fair value of derivative during the six month period ended June 30, 2016 and 2015, respectively.

Depreciation and amortization expense increased to $51,665 for the six months ended June 30, 2016 as compared to $0 during the same period in the prior year due to expenses related to beneficial conversion features of notes issued during the six months ended June 30, 2016.

We incurred other income of $28,587 during the six-month period ended June 30, 2016 as compared to $0 in the same period in the prior year.

We recorded a gain of $20,847 from currency adjustments during the six months ended June 30, 2016 as compared to a gain of $1,808 in the same period in the prior year.

During the six-month period ended June 30, 2016 and 2015 we incurred $3,088,204 and $431,445 in net loss, respectively.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2016 reflects current assets of $282,971 consisting of $274,759 in cash and $8,212 in other receivables. As of December 31, 2015, we had current assets of $141,246 consisting of cash of $115,449 and $25,797 in other receivables. We had fixed assets, net of $17,735, as of June 30, 2016 and $21,120 as of December 31, 2015.

As of June 30, 2016, we had total assets of $300,706 and total assets of $162,366 as of December 31, 2015.

As of June 30, 2016, we had total current liabilities of $534,390 consisting of $48,204 in accounts payable and accrued liabilities, $22,786 in employee payable, $3,081in employee payable to related party, $21,887 accrued interest payable, $216,055 in convertible notes payable and $222,377 in short term notes payable.

As of December 31, 2015, we have had total current liabilities of $288,775 consisting of $90,705 in accounts payable and accrued liabilities, $3,480 in accounts payable to related party, $25,612 employee payable, $19,285 in accrued interest, short-term note payable of $119,974 and $29,719 in convertible note payable.

We had negative working capital of $251,419 as of June 30, 2016 and a negative working capital $147,529 at December 31, 2015. Our total liabilities as of June 30, 2016 were $534,390 as compared to $288,775 at December 31, 2015.

During the period ended June 30, 2016, we had negative cash flow from operations of $536,741, which was the result of a net loss of $3,088,204, a decrease in accounts payable of $1,777 and a decrease in accrued expenses of $45,779 offset by $8,293 in depreciation expense, $43,373 in amortization expense, $2,074,736 in non-cash compensation related to the issuance of services, $455,032 related to options issued for services and $17,585 decrease in other receivables.

During the six months ended June 30, 2016, we acquired assets valued at $474 as compared to disposing assets valued at $25,317 in the same period in the prior year.

During the period ended June 30, 2016, we had cash flow from financing activities of $701,366, which was the result of $735,913 proceeds from borrowings offset by debt payments of $34,547.

During the period ended June 30, 2015, we had negative cash flow from operations of $431,725, which was the result of a net loss of $431,445 offset by depreciation expenses of $1,878, amortization of debt expenses of $4,399, a loss of a change in fair value of derivatives of $367, an amount due from related party of $6,443, an increase in other receivables of $25,689, a decrease in accounts payable of $2,577, an increase in accounts payable from related party of $1,087, employee payable of $23,800, an increase in other current liabilities of $14,202 and an increase in accrued expenses of $7,430.

During the period ended June 30, 2015, we had cash flow from financing activities of $531,798 consisting of debt issuance.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the period ended December 31, 2015 with an explanatory paragraph on going concern.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. Management's assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses: (i) the Company has not implemented measures that would prevent one individual from overriding the internal control system. (ii) The Company utilizes accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as not to provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. The Company does not believe that this control weakness has resulted in deficient financial reporting because the Chief Financial Officer and Chief Executive Officers are aware of their responsibilities under the SEC's reporting requirements and personally certify the financial reports.

Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

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
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

See risk factors discussed in Part I, "Item 1. Description of Business, subheading Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

During the three-month period ended June 30, 2016, the Company issued the following unregistered equity securities:

On April 5, 2016, the Company issued 150,000 shares to one service provider for services valued at $105,000 based on the Company's stock price of $0.70 per share on the date of issuance.

On May 10, 2016, the Company issued 41,667 shares to one service provider for services valued at $172,911 based on the Company's stock price of $1.75 per share on the date of issuance.

On May 18, 2016, the Company issued 150,000 shares to one service provider for services valued at $102,000 based on the Company's stock price of $0.68 per share on the date of issuance.

On June 28, 2016, the Company issued 175,000 shares to one service provider for services valued at $122,500 based on the Company's stock price of $0.70 per share on the date of issuance.

On June 30, 2016, the Company issued 333,333 shares to one service provider for services valued at $226,666 based on the Company's stock price of $0.68 per share on the date of issuance.

Share based payment transactions were accounted for in accordance with the requirements of ASC 505-50 Equity Based Payments to Non Employees. Paragraph 505-50-30-6 establishes that share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company measured share-based payment transactions at the fair value of the shares issued at date of grant, the Company believes that the value of the shares is more reliably measurable.

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information.

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

EMERALD MEDICAL APPLICATIONS CORP.

By: /s/ Lior Wayn
Lior Wayn
Chief Executive Officer
(Principal Executive Officer)
Date: August 22, 2016

By: /s/ David Ben Naim
David Ben Naim
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 22, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chairman
Date: August 22, 2016

By: /s/ Lior Wayn
Lior Wayn
Director
Date: August 22, 2016