Form 10-Q/A
period 2016-06-30
Emerald Medical Applications Corp.
filed 2016-08-26
CIK 797542

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

On August 26, 2016, the Registrant had 19,505,711 shares of common stock outstanding.

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

On June 6, 2016, a convertible note payable was issued to Alpha Capital, which note has a maturity date of June 19, 2017. The attached warrants were valued at a fair value of $440,000. The note included a beneficial conversion feature which resulted in a $300,000 discount recorded as a reduction of debt and an increase to additional paid in capital.

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

On June 20, 2016, a $400,000 convertible note payable due on June 19, 2017, and Class A and Class B warrants exercisable at $0.80 per share with a term of 24 months were issued to Alpha Capital. The note included a beneficial conversion feature which resulted in a $300,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The Company recorded an amortization expense of $8,219 related to this note.

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

None.

ITEM 4. MINE SAFETY DISCLOSURE Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein.

Exhibit No.	Description
10.35	Option Agreement dated July 11, 2016 betweeen the Registrant and Alpha Capital Anstalt and Chi Squared Capital Inc., filed herewith.
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

EMERALD MEDICAL APPLICATIONS CORP.

By: /s/ Lior Wayn
Lior Wayn
Chief Executive Officer
(Principal Executive Officer)
Date: August 26, 2016

By: /s/ David Ben Naim
David Ben Naim
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 26, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chairman
Date: August 26, 2016

By: /s/ Lior Wayn
Lior Wayn
Director
Date: August 26, 2016