Form 10-Q
period 2016-09-30
Emerald Medical Applications Corp.
filed 2016-11-15
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On November 15, 2016, the Registrant had 19,474,461 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Emerald Medical Applications Corp.
Balance Sheets
As of September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$71,767	$115,449
Other receivable	5,567	25,797
Total current assets	77,334	141,246

Fixed assets, net
Fixed assets, net of accumulated depreciation of $13,251 and $6,536, respectively	17,728	21,120
Total assets	$95,062	$162,366

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$129,420	$90,705
Employee payable	63,633	25,612
Employee payable - related party	3,989	3,480
Accrued interest payable	20,310	19,285
Short-term notes payable	-	119,974
Convertible note payable, net of discount of $475,049 and $0, respectively	290,391	29,719
Total current liabilities	507,723	288,775
Total liabilities	507,723	288,775

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized;
19,474,461 and 15,325,889 shares issued and outstanding at September 30, 2016 and December 31, 2015	1,982	1,533
Accumulated other comprehensive income	(43,201)	(19,337)
Additional paid-in capital	12,253,449	8,752,711
Accumulated deficit	(12,624,891)	(8,861,316)
Total stockholders' deficit	(412,661)	(126,409)
Total liabilities and stockholders' equity (deficit)	$95,062	$162,366

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues	$-	$-	$-	$-

Expenses:
Research and development expenses	(155,338)	(252,498)	(450,688)	(499,898)
Stock-based compensation	(371,715)	(5,343,088)	(2,766,823)	(5,343,088)
General and administrative expenses	(206,222)	(983,329)	(579,850)	(1,157,720)
Total operating expenses	(733,275)	(6,578,915)	(3,797,361)	(7,000,706)

Loss from operations	(733,275)	(6,578,915)	(3,797,361)	(7,000,706)

Other income (expense):
Change in fair value of derivative	-	20,165	-	20,532
Amortization of debt discount	(160,050)	-	(211,715)	-
Other income (expenses)	186,615	-	215,202	-
Gain/(loss) from foreign currency	31,339	(6,934)	30,299	(16,955)
Loss on settlement of debt	-	(678,027)	-	(678,027)
Financial income (expense)	57,904	(664,796)	33,786	(674,450)

Provision for income taxes	-	-	-	-

Net loss	$(675,371)	$(7,234,711)	$(3,763,575)	$(7,675,156)

Basic and diluted (net loss per share)	$(0.03)	$(0.54)	$(0.20)	$(0.81)
Weighted average shares outstanding - basic and diluted	19,795,343	13,413,006	18,659,674	9,451,649

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net loss	$(675,371)	$(7,234,711)	$(3,763,575)	$(7,675,156)
Foreign currency translation gain (loss)	19,023	(3,297)	23,864	(28,847)
Total comprehensive gain (loss)	$(656,348)	$(7,238,008)	$(3,739,711)	$(7,704,003)

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30, 2016	September 30, 2015

Operating Activities:
Net (loss)	$(3,763,575)	$(7,675,156)
Depreciation expense	3,392	4,132
Amortization of debt discount	211,715	9,555
Change in fair value of derivative liabilities	-	(367)
Extinguishment of derivative	-	(20,165)
Shares issued for services	2,766,823	617,900
Warrants issued for services	-	5,343,088
Loss on settlement of debt	-	678,027
Decrease (increase) in cash resulting from change in:
Decrease (increase) in other accounts receivable	20,231	(5,094)
Decrease (increase) in accounts payable	(81,012)	131,553
Decrease (increase) in related parties payable	509	11,607
Increase in employees payable	38,021	48,506
Increase in amounts due from related party	-	18,999
Decrease (increase) in accrued expenses	-	-
Decrease (increase) in accrued interest	1,025	5,431
Net cash used in operating activities	(802,867)	(831,984)

Investing Activities:
Cash paid for fixed assets	-	(26,002)
Effect of reverse merger	-	467,380
Net cash provided by investing activities	-	441,378

Financing Activities:
Borrowings on convertible debt	783,049	-
Proceeds from sale of common stock (net of issuance expenses)	-	280,000
Issuance of short-term payable	-	572,071
Net cash provided by financing activities	783,049	852,071
Foreign currency adjustment	(23,864)	(28,847)

Net increase (decrease) in cash	(43,682)	432,618
Cash and cash equivalents - beginning of period	115,449	14,411
Cash and cash equivalents - end of period	$71,767	$447,029

Non-cash transactions:
Shares issued for reverse merger	$-	$547
Debt settled with stock	$-	$91,687

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp
Notes to Unaudited Interim Financial Statements
September 30, 2016
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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred operating losses since inception. Further, as of September 30, 2016, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2016 and December 31, 2015.

Other Receivables

The company treats VAT refunds claimed resulting from excess VAT paid over VAT received as other receivables, amount shown as other receivables as of September 30, 2016 was $ 4,852.

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

Stock-Based Compensation

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company's Own Stock

We account for obligations and instruments potentially to be settled in the Company's stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Accounting For Convertible Debt Instruments

We account for convertible debt instruments, which do not meet the definition of a derivative financial instrument per FASB ASC 815, Accounting for Derivative Financial Instruments, in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. This issue addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. Discount on the debt component resulting from allocation of proceeds to the equity component is amortized in the profit and loss statement as finance expense.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the nine-month period ended September 30, 2016 and the twelve-month period ending December 31, 2015, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of December 31, 2015, were: Volatility of 143.9% for the nine-month period ended September 30, 2016 and 132.4% for the twelve-month period ending December 31, 2015, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

Fair Value Measurements at September 30, 2016

Level 3 - Derivative liabilities from:	Balance at September 30, 2016	New Issuances	Settlements	Change in Fair Value
Convertible Note	$-	$-	$-	$-

Fair Value Measurements at December 31, 2015

Level 3 - Derivative liabilities from:	Balance at December 31, 2013	New Issuances	Settlements	Change in Fair Value
Convertible Note	$-	$-	$(20,532)	$-

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2016 and December 31, 2015:

Fair Value Measurements at September 30, 2016

Level 3
Assets
Total assets	$-

Liabilities
Derivative liability	$-
Total liabilities	$-

Fair Value Measurements at December 31, 2015

Level 3
Assets
Total assets	$-

Liabilities
Derivative liability	$-
Total liabilities	$-

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2016 or the year ended December 31, 2015.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of September 30, 2016 or December 31, 2015.

Earnings per Common Share

We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing, Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2012.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2011. We are not under examination by any jurisdiction for any tax year. At September 30, 2016, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2016, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2. Stockholders' Equity

On January 8, 2015, the shareholders approved a resolution to increase the authorized common shares from 100,000,000 to 490,000,000 shares. All other provisions of the common shares remain unchanged. Also on that date, the Company declared a reverse split of common stock at the ration of 1:4. The stock split was effective January 8, 2015 for holders of record as of that date. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred at January 1, 2012.

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

On July 14, 2015, the Company issued Emerald's CEO and founder, Lior Wayn, 5,474,545 shares as per the share purchase agreement valued at $877,380, valued on the date of grant for the price of common stock.

On July 16, 2015, consultants were issued 2,500,000 Class B Warrants exercisable for a two-year period to acquire one (1) share of Common Stock at a price of $0.40 per share; The fair value of these warrants is $2,199,507. The warrants were valued using the Black-Scholes model with volatility of 182% and discount rate of 0.67%. The Class B warrants are fully vested and were accordingly included in expenses as stock based compensation.

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

Between November 5, 2015 and November 16, 2015, the company issue 268,084 shares to three service providers and for services valued at a total value of $268,084, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

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

On February 11 and 18, 2016, the Company granted a total of 403,333 stock options (the "Options") to three company employees. The options vest over periods of between 1 and 8 quarters and are exercisable at prices ranging from $0.01 to $0.40 per Share. The options were valued using the Black-Scholes model with 157% volatility and 0.56% discount rate for a total value of $400,914. Of this amount, $329,342 was expensed until Q3 2016 with the remaining balance to be expensed in 2016 and 2017.

On March 24, 2016, a convertible note payable and warrants where was issued to GoldMed Ltd. The warrants and the embedded beneficial conversion feature were valued at $75,000, which resulted in a $75,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note.

On April 11, 2016, a convertible note payable and warrants was issued to Maz Partner. The warrants and the embedded beneficial conversion feature were valued at $80,000, which resulted in a $80,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note.

On May 5, 2016, the Company issued 150,000 shares to one service provider for services valued at a total value of $105,000, arrived at using the stock price on date of grant of $0.7, per Nasdaq.com.

On May 10, 2016, the Company issued 41,667 shares to one service provider for services valued at a total value of $29,584, arrived at using the stock price on date of grant of $0.71, per Nasdaq.com.

On May 18, 2016, the Company issued 150,000 shares to one service provider for services valued at a total value of $102,000, arrived at using the stock price on date of grant of $0.68, per Nasdaq.com.

On June 28, 2016, the Company issued 175,000 shares to three service providers for services valued at a total value of $122,500, arrived at using the stock price on date of grant of $0.7, per Nasdaq.com.

On June 30, 2016, the Company issued 333,333 shares to one service provider for services valued at a total value of $226,666, arrived at using the stock price on date of grant of $0.68, per Nasdaq.com.

On June 6, 2016, a convertible note payable and warrants was issued to Alpha Capital. The warrants and the embedded beneficial conversion feature were valued at $440,000, which resulted in a $400,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note.

On June 30, 2016, a convertible note payable and warrants was issued to Ilan Malka. The warrants and the embedded beneficial conversion feature were valued at $40,000, which resulted in a $40,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note.

On July 7, 2016, a convertible note payable and warrants was issued to Firstfire Global Opportunities Fund LTC. The warrants and the embedded beneficial conversion feature were valued at $100,000, which resulted in a $100,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note.

On July 1, 2016, the Company issued 300,000 shares to one service provider for service valued at a total value of $213,000 arrived at using the stock price on date of grant of $0.71, per Nasdaq.com.

On July 1, 2016, the Company issued 6,767 shares to one service provider for service valued at a total value of $3,587 arrived at using the stock price on date of grant of $0.53, per Nasdaq.com.

On August 4, 2016, the Company issued 31,250 shares to one service provider for service valued at a total value of $15,313, arrived at using the stock price on date of grant of $0.49, per Nasdaq.com.

On September 21, 2016, a convertible note payable was issued to Guy Shallom. The warrants were valued at fair value $47,600.

Note 3. Related Party Transactions

On July 16, 2015 5 Emerald debt holders in amount of $87,910 converted their debt into 274,719 units at a conversion price of $0.32 per unit, each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The Loss on Settlement of Debt recorded was $678,027.

On July 14, 2015 the Company issued Emerald's former CEO and founder, Lior Wayn, 5,474,545 shares as per the share purchase agreement valued at $877,380, valued on the date of grant for the price of common stock.

The company's former CEO, Lior Wayn was owed $3,310 and $3,480 payable as of March 31, 2016 and December 31, 2015, respectively.

Following Closing of the reverse merger, $490,000 loan from Zaxis International Inc. to Emerald Medical Applications Ltd. was rendered an intercompany loan and as such was written off.

On February 18, 2016, the Company issued 1,195,000 shares to three acting directors, for services valued at a total value of $1,194,403, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

Note 4. Employee Payable

For the periods ended September 30, 2016 and December 31, 2015 the Company had $63,633 and $25,612, respectively, in employee payable related to the monthly wages payable to the company's employees.

Note 5. Notes Payable

Convertible Notes Payable

On March 24, 2016, the Company issued a convertible promissory note to GoldMed Ltd. in the amount of $75,000. The Convertible Note is convertible to 187,500 units at $0.40 (the "Units"), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 months. Since the market price on the date of issuance was higher than the conversion price, a beneficial conversion feature was calculated at $106,339, but only $75,000 was recorded. $37,500 was recorded as amortization expense of for the period ending September 30, 2016, compared to amortization expense of $0 as of December 31, 2015.

On June 20, 2016, a $400,000 convertible note payable due on June 19, 2017, and Class A and Class B warrants exercisable at $0.80 per share with a term of 24 months were issued to Alpha Capital. The note included a beneficial conversion feature which resulted in a $400,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The Company recorded an amortization expense of $100,000 related to this note.

On March 31, 2016, a $80,000 convertible note payable and 200,000 warrants exercisable at $0.80 per share with a term of 24 months was issued to Maz Partner. The note included a beneficial conversion feature which resulted in a $80,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The Company recorded an amortization expense of $40,000 related to this note.

On May 24, 2016, a $40,000 convertible note payable and 100,000 warrants exercisable at $0.80 per share with a term of 24 months was issued to Ilan Malka. The note included a beneficial conversion feature which resulted in a $40,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The Company recorded an amortization expense of $13,333 related to this note.

On July 7, 2016, a $100,000 convertible note payable was issued to Firstfire Global Opportunities Fund LTC. The note included a beneficial conversion feature which resulted in a $100,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The Company recorded an amortization expense of $25,000 related to this note.

On September 21, 2016, the Company issued Class A Warrants to Guy Shallom, which were valued at a fair value of $47,600.

Note 6. Payable - Not Convertible

As of December 31, 2015 the convertible note, that was issued to Axel Springer Plug & Play Accelerator GmbH (see Note 8), is no longer convertible since pursuant to the loan agreement the in the event that prior to December 31,2015 (the "Maturity Date"), the Company shall consummate a financing round led by unaffiliated investors in the amount of at least Euro 200,000, at a Company pre-money valuation on a fully diluted basis of at least Euro 750,000 (a "Qualified Round"), the Holder shall be entitled (but not obligated) to convert the entire loan amount into the most senior class of shares of the Company issued in such Qualified Round, based on a price per share equal to the lower of the price per share reflected by a Company pre-money valuation on a fully diluted basis calculated at the time of conversion equal to Euro 1,500,000; or - price per share which reflects a 20% discount on the lowest price per share issued pursuant to such Qualified Round. If upon the occurrence of such event the note holder elects not to convert upon receiving notice of such event, then the loan becomes non-convertible.

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

During the second quarter of 2015 an agreement was reached with the holder of $120,979 advance payable note to settle the full amount due for $30,000 and interest due. The settlement with all note holders resulted in $528 loss on debt settlement due to the payment being higher than principal and accrued interest as of that date as well as a charge of $90,979 considered a contribution of capital due to the fact that note holder, IMWT, was a related party.

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

On March 9, 2016, four individuals lent the company a total of $34,547 with maturity dates of November 16, 2016 and bearing an interest rate of 8% per annum. As of September 30, 2016 the loans were fully paid.

Note 7. Commitments and Contingencies

The Company received research and development grants from the State of Israel according to guidelines and procedures of the Office of the Chief Scientist of the Ministry of Industry and Trade. According to the agreement, the Company is obligated to pay royalties on the sale of products developed with the participation of the Chief Scientist. The royalty rate is 3.5% and the total royalties will not exceed the amount of the grants. As of September 30, 2016 the Company had an outstanding contingent liability to pay royalties in the amount of approximately $186 thousands.

Note 8. Derivative Liabilities and Convertible Notes - Axel Springer

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

The following shows the changes in the derivative liability measured on a recurring basis for the three months ended September 30, 2016 and year ended December 31, 2015.

Level 3
Derivative Liability at December 31, 2014	$20,532
Extinguishment of Derivative Liability	(20,532)
Derivative Liability at December 31, 2015	$-
Derivative Liability at September 30, 2016	$-

For the periods ended September 30, 2016 and December 31, 2015 the Company has recognized $0 and $2,013, respectively, in accrued interest expense related to the stated interest rate on the notes. Interest expense for the periods ended September 30, 2016 and December 31, 2015, respectively, were $7,759 and $30,604, of which $0 and $0 is from the amortization of debt discount related to this note the note is no longer considered convertible since the lender elected not to convert, and as such the derivative was written off.

As of December 31, 2015, the company has a $0 derivative liability and a $29,719 convertible note payable, net of discount of $0. As of September 30, 2016, the company has $0 derivative liability and $337,971 of convertible notes payable, net of discount of $475,049.

In accordance to ASC #815, Accounting for Derivative Instruments and Hedging Activities, we evaluated the holder's non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instrument at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted for as derivative financial instruments. Additionally, since the conversion price of the two notes represented the fair market value of the Company's common stock at the time of issuance, no beneficial conversion feature exists. We believe that the Company's shares of common stock are and have been very thinly traded during the last 3 years and that the fair value of the stock price was deemed not to be a fair value. Management decided that because the Company's ability to continue as a going concern was in question and that it has no revenue sources that the conversion price was a better measure of fair market value. Based on that decision, no beneficial conversion feature was reflected in the financial statements and the $20,165 extinguishment of debt was reflected in the current period earnings and $0 extinguishment of debt was reflected in the current period earnings.

Note 9. Other Receivables

As of September 30, 2016 and December 31, 2015, the Company had other receivables of $5,567 and $25,797, respectively, which represent VAT refunds claimed resulting from excess VAT paid over VAT received.

Note 10. Accounts Payable and Accrued Liabilities

As of September 30, 2016 and December 31, 2015, the Company had accounts payable and accrued liabilities of $129,420 and $90,705, respectively.

Note 11. Subsequent Events

As of September 9, 2016 (the "Effective Date") and subject to the acceptance of certain appointments and engagements as set forth below, the Board of Directors of Emerald Medical Applications Corp. (the "Registrant") authorized the following executive appointments, changes in positions and resignations: (i) the appointment of Mr. Lior Wayn, the Registrant's CEO, CFO and a director, as president of the Registrant and of its wholly-owned Israeli subsidiary, Emerald Medical Applications Ltd ("Emerald IL").

In connection with Mr. Wayn's appointment as president of the Registrant and of Emerald IL, Mr. Wayn shall cease serving as CEO and CFO of the Registrant and of Emerald IL, as of the Effective Date, but shall remain as a member of the Board of Directors of both entities.

In connection with Mr. Wayn ceasing to serve as CEO and CFO of the Registrant and of Emerald IL, the Registrant: (i) appointed David Ben Naim, who had been appointed as financial controller of the Registrant and Emerald IL on June 15, 2016, as CFO of both entities; and (ii) appointed Mrs. Adi Zamir as CEO of the Registrant and of Emerald IL.

Professor Benad Goldwasser, who was appointed as a director of the Registrant and of Emerald IL on May 5, 2016, submitted his Letter of Resignation from both boards effective August 31, 2016. Professor Goldwasser had no disagreements with the operations, policies or practices of the Registrant or its subsidiary. In connection with the resignation of Professor Goldwasser, the Board of Directors appointed Mr. Chaim Hurvitz as a director.

Effective September 26, 2016, Emerald Medical Applications Corp. (the "Registrant") determined not to re-engage its independent auditor, M&K CPAS, PLLC ("M&K"). The decision to change accountants was recommended and approved by the Registrant's board of directors, following the appointment by the Registrant of a new chief executive officer and chief financial officer.

Effective September 26, 2016, the Registrant engaged Deloitte Brightman Almagor Zohar, with offices at 1 Azrieli Center, P.O.B. 16593 Tel Aviv, 6701101 Israel ("Deloitte Israel") as the Registrant's independent registered public accounting firm for the fiscal year ending December 31, 2016, effective immediately. Such engagement included the review of the Registrant's financial statements for the quarterly period ending September 30, 2016.

On May 18, 2016, Emerald Medical Applications Corp. (the "Registrant") filed a Form 8-K reporting that on May 12, 2016, it had entered into an Equity Purchase Agreement and a Registration Rights Agreement with Kodiak Capital Group, LLC, a limited liability company organized under the laws of the State of Delaware with offices located in Newport Beach, CA ("Kodiak"). Under the Equity Purchase Agreement (the "EPA"), the Registrant: (i) agreed to issue and sell to Kodiak and Kodiak agreed to purchase up to $1,000,000 of the Registrant's common stock; (ii) issued Kodiak 150,000 restricted shares as a commitment fee; and (iii) executed a Registration Rights Agreement pursuant to which the Registrant has agreed to file a registration statement to register for resale the underlying the EPA and the 150,000 commitment shares.

On October 10, 2016, Emerald Medical Applications Corp. (the "Registrant") served notice on Kodiak that it was: (i) terminating the EPA pursuant to Section 10.5 of that agreement; and (ii) amending the pending registration statement on Form S-1 that had been filed with the SEC on July 27, 2015 for the purpose of removing the shares underlying the EPA commitment as well as the commitment shares.

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

During the nine-months ended September 30, 2016, we raised $783,054 through the issuance of convertible notes and we may be expected to require up to an additional $1.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

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

During the nine months ended September 30, 2016, we raised $783,054 through the issuance of equity and debt and we may be expected to require up to an additional $1.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Results of Operations during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015

We have not generated any revenues during the three months ended September 30, 2016 and 2015.

Our research and development expenses decreased to $155,338 for the three months ended September 30, 2016 as compared to $252,498 during the same period in the prior year. The decrease was due to more focused research and development expenses related to our DermaCare product. Our general and administrative expenses decreased to $206,222 for the three months ended September 30, 2016 as compared to $983,329 during the same period in the prior year. The significant decrease was due to decreased expenses relating to our new business activities. Our stock-based compensation during the three months ended September 30, 2016 decreased to $371,715 as compared to $5,343,088 during the same period in the prior year.

During the three-month period ended September 30, 2016 and 2015, we incurred a loss from operations of $733,275 and $6,578,915, respectively.

The change in fair value of derivative was $0 during the three-month period ended September 30, 2016 as compared to a change of $20,165 during the same period in the prior year. We incurred debt amortization expense of $160,050 during the three-month period ended September 30, 2016 as compared to no such expenses during the same period in the prior year. Other income during the three months ended September 30, 2016 was $186,615 as compared to no other income or expenses during the period ended September 30, 2015. We recorded a gain of $31,338 related to foreign currency fluctuations during the three-month period ended September 30, 2016 as compared to a loss of $6,934 during the same period in the prior year. We had no loss or gain on debt settlements during the three months ended September 30, 2016 as compared to a loss of $678,027 on a debt settlement during the three months ended September 30, 2015.

Our total financial income during the three months ended September 30, 2016 were $57,904 as compared to a financial expense of $664,796 during the three months ended September 30, 2015.

We incurred a net loss of $675,371 during the three months ended September 30, 2016 as compared to a net loss of $7,234,711 during the same period in the prior year.

Results of Operations during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

We have not generated any revenues during the nine months ended September 30, 2016 and 2015.

Our research and development expenses decreased to $450,688 during the nine months ended September 30, 2016 as compared to $499,898 during the same period in the prior year. Our stock-based compensation during the nine months ended September 30, 2016 decreased to $2,766,823 as compared to $5,343,088 during the same period in the prior year. Our general and administrative expenses increased to $579,850 during the nine months ended September 30, 2016 as compared to $1,157,720 during the same period in the prior year.

During the nine-month period ended September 30, 2016 and 2015, we incurred a loss from operations of $3,797,361 and $7,000,706, respectively.

The change in fair value of derivative was $0 during the nine-month period ended September 30, 2016 as compared to a change of $20,165 during the same period in the prior year. We incurred debt amortization expense of $211,715 during the nine-month period ended September 30, 2016 as compared to no such expenses during the same period in the prior year. Other income during the nine months ended September 30, 2016 was $215,202 as compared to no other income or expenses during the nine-month period ended September 30, 2015. We recorded a gain of $30,299 related to foreign currency fluctuations during the nine-month period ended September 30, 2016 as compared to a loss of $16,955 during the same period in the prior year. We had no loss or gain on debt settlements during the nine months ended September 30, 2016 as compared to a loss of $678,027 on a debt settlement during the three months ended September 30, 2015.

Our total financial income during the nine months ended September 30, 2016 were $33,786 as compared to a financial expense of $664,450 during the nine months ended September 30, 2015.

During the nine-month period ended September 30, 2016 and 2015, we incurred $3,763,575 and $7,675,156, respectively, in net losses.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2016 reflects current assets of $77,334 consisting of cash of 71,767 and other receivables of $5,567. As of December 31, 2015, we had current assets of $141,246 consisting of cash of $115,449, and other receivables of $25,797. We had fixed assets, net of accumulated depreciation of $17,728, as of September 30, 2016 and $21,120 as of December 31, 2015.

We had total assets of $95,062 as of September 30, 2016 and total assets of $162,366 as of December 31, 2015.

As of September 30, 2016, we had total current liabilities of $507,723 consisting of $129,420 in accounts payable and accrued liabilities, $63,633 employee payable, $3,989 employee payable to related party, $20,310 accrued interest payable and $290,391 in convertible note payable.

We had negative working capital of $430,389 as of September 30, 2016 compared to negative working capital $147,529 at December 31, 2015.

Our total liabilities as of September 30, 2016 were $507,723 compared to $288,775 at December 31, 2015.

During the period ended September 30, 2016, we had negative cash flow from operations of $802,867, which was the result of a net loss of $3,763,575 offset by depreciation expense of $3,391, expenses of $211,715 related to debt amortization, non-cash compensation expenses of $2,766,823, a decrease in other receivables of $20,231, an increase in related parties payable of $509, an increase in employees payable of $38,021, an increase in accrued interest of $1,025 and a decrease in accounts payable of $81,012.

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

During the nine months ended September 30, 2016, we had no investing activities as compared to investing activities related to acquiring fixed assets of $26,002 and charges of $467,380 related to the effect of our reverse merger transaction during the nine months ended September 30, 2015.

During the period ended September 30, 2016, we raised $783,049 through the issuance of $783,049 in convertible notes.

During the period ended September 30, 2015, we raised $852,071 from financing activities through $280,000 in proceeds from sale of common stock (net of issuance expense) and $572,071 from the issuances of short-term payables.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the period ended September 30, 2016 with an explanatory paragraph on going concern.

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

As of September 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2016. Management has identified corrective actions to address the weaknesses and plans to implement them during the fourth quarter of 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period covered by this report, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.

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

Emerald Medical Applications Corp.

By: /s/ Adi Zamir
Adi Zamir
Chief Executive Officer
(Principal Executive Officer)
Date: November 15, 2016

By: /s/ David Ben Naim
David Ben Naim
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
 Date: November 15, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Yair Fudim
Yair Fudim
Chairman
Date: November 15, 2016

By: /s/ Baruch Kfir
Baruch Kfir
Director
Date: November 15, 2016