Form 10-K
period 2016-12-31
Emerald Medical Applications Corp.
filed 2017-04-18
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number 0-15476

EMERALD MEDICAL APPLICATIONS CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

7 Imber Street, Petach Tikva, Israel	4951141
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +(972) 3-744-4505

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On June 30, 2016, the aggregate market value of the 5,713,985 shares of common stock held by non-affiliates of the registrant was approximately $3,999,789 based on the closing price of $0.70 of the Registrants common stock on June 30, 2016. On December 31, 2016, the Registrant had 19,962,728 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant’s other Securities and Exchange Commission filings.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Our wholly-owned subsidiary, Emerald Medical Applications Ltd., was organized as a privately-owned company under the laws of the State of Israel on February 17, 2010. Emerald is digital health startup company engaged in the development, sale and service of imaging solutions utilizing its proprietary DermaCompare software that it developed for use in derma imaging and analytics (“DermaCompare”). Emerald believes that its proprietary DermaCompare software represents an advancement in skin cancer screening that should enable physicians to more readily identify and monitor changes in their patients’ skin characteristics.

Emerald’s DermaCompare solution allows dermatologists and other medical care professionals, using a set of 25 total body photography (“TBP”), to capture sets of skin lesion images with, among other devices, digital cameras and camera-equipped smart phones. These images are then transmitted online and are remotely analyzed by professionals using our DermaCompare software.

Our sales and marketing plan, which has already commenced, is to sell services for our DermaCompare imaging software to: NHSs, HMOs, health insurance companies, hospitals and medical clinics through distributers, health care channel partners or directly through independent salespersons and/or web purchase to dermatologists and other physicians (GPs) that we expect to purchase licenses based on the number of potential numbers of patients.

In furtherance of our business plan, which has resulted in us becoming an operating company, Emerald has entered into a series of agreements with unaffiliated third parties for the distribution of its DermaCompare Technology, as follows:

1. On August 12, 2013, Emerald entered into an exclusive distribution with Derma Italy Sri, organized under the laws of the Italy (“Derma Italy”), pursuant to which Derma Italy was granted exclusive distribution rights in Italy;

2. On December 1, 2013, Emerald entered into a distribution agreement with S. Bokhorst - Creatiekracht, organized under the laws of the Netherlands, pursuant to which S. Bokhorst was granted exclusive distribution in the Netherlands;

3. On February 6, 2014, Emerald entered into a distribution agreement with Medical Edge Pty Ltd, organized under the laws of Australia (“Medical Edge”), pursuant to which Medical Edge was granted exclusive distribution rights in the markets of Australia, New Zealand and Oceania;

 4. On January 14, 2015, Emerald entered into a Project Agreement with Realize S.A. and Ubitech, entities engaged in IT related to medical technology in Greece, and MEDISP and MPUoP, academic and research institutes in Greece (collectively, the “Greek Partners”). Emerald and the Greek Partners anticipate imminent grants from the Office of Chief Scientist of the State of Israel and the General Secretariat for Research and Technology of Greece, respectively, the proceeds of which will be used for development of enhanced smartphone applications for diagnosis of early stage Melanoma. The development of the Mark1, bi literal plan was finished successfully and approved by the Office of the Chief Scientist of Israel in February 2017.

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

During the twelve months ended December 31, 2016, we raised $948,978 in equity and debt capital and we may be expected to require up to an additional $1.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Overview of Melanoma

Melanoma is a type of skin cancer which forms from melanocytes (pigment-containing cells in the skin), is very aggressive cancer and, at present, there is no cure for Melanoma.

There are 4 main types of skin cancer: (i) basal cell carcinoma; (ii) squamous cell carcinoma; (iii) melanoma; and (iv) actinic keratosis, all of which can be diagnosed in early stage, by tracking the moles and other skin changes, which are evidenced by new moles (60%), and changed moles (40%), based on ABCD dermatology method. Melanoma, which causes an average of 5% average of skin cancer cases and unlike the other types of skin cancer, is the most aggressive and, in later stages of development (stage 3- or 4) can cause death. At present, there are treatments for patients in later stage melanoma, but still there is no cure.

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

According to the World Health Organization (“WHO”),The incidence of both non-melanoma and melanoma skin cancers has been increasing over the past decades. Currently, between 2 and 3 million non-melanoma skin cancers and 132,000 melanoma skin cancers occur globally each year. One in every three cancers diagnosed is a skin cancer and, according to Skin Cancer Foundation Statistics, one in every five Americans will develop skin cancer in their lifetime.

As ozone levels are depleted, the atmosphere loses more and more of its protective filter function and more solar UV radiation reaches the Earth’s surface. It is estimated that a 10 per cent decrease in ozone levels will result in an additional 300,000 non-melanoma and 4,500 melanoma skin cancer cases. The global incidence of melanoma continues to increase – however, the main factors that predispose to the development of melanoma seem to be connected with recreational exposure to the sun and a history of sunburn. These factors lie within each individual’s own responsibility.

Some individual risk factors for skin cancer

●	fair skin

●	blue, green or hazel eyes

●	light-coloured hair

●	tendency to burn rather than suntan

●	history of severe sunburns

●	many moles

●	freckles

●	a family history of skin cancer

According to NIH statistics, estimated new cases of melanoma in 2016 are 76,380, and 10,130 deaths.

Number of New Cases and Deaths per 100,000: The number of new cases of melanoma of the skin was 21.8 per 100,000 men and women per year. The number of deaths was 2.7 per 100,000 men and women per year. These rates are age-adjusted and based on 2009-2013 cases and deaths.

Lifetime Risk of Developing Cancer: Approximately 2.1 percent of men and women will be diagnosed with melanoma of the skin at some point during their lifetime, based on 2011-2013 data.

Prevalence of This Cancer: In 2013, there were an estimated 1,034,460 people living with melanoma of the skin in the United States.

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

The respected research firm, “MarketsandMarkets.com,” has forecast that the global market for dermatology devices to grow from $6.6 billion in 2014 to $11.3 billion by 2019 and the market in North America, a primary market that we hope to compete in, is expected to reach approximately $5.2 billion by 2019. The key factors expected to drive the forecasted growth are: (i) a rise in skin disorder incidence; (ii) an increase in awareness of available aesthetic procedures; (iii) advances in technology and rising prices; and (iv) the recognition by the population of the harmful effects of to exposure to the sun on skin. All of the forgoing are major contributing factors towards the increasing number of people that become more skin and health conscious.

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

Dermatology devices and respective applications are rapidly gaining popularity not only due to their major role in aesthetic but also the rising numbers of skin disorders such as vascular and pigmented lesions, skin cancer, acne problems and other conditions that vary in different regions of the world.

Geographically, at this stage we plan to cover Israel and Europe, base our activity and then seek to penetrate the US market and other developed countries.

Our Market Opportunity

The challenge for dermatologists is the detection of skin cancer in its early stages, which is crucial for patient survival. Approximately 60% of melanomas occur as a result of a new mole, while the remaining 40% are the result of a mole that has changed. Since the human body dynamically changes over time, dermatologists are still using manual techniques, which are time-consuming and, as a result, costly, often inaccurate and not readily available for population-wide screening. The most recent innovation in the skin cancer detection field is Total Body Photography (“TBP”), typically a set of 25 photos that cover the entire skin surface of the patient, and was adopted by dermatologists approximately fifteen years ago. At present, dermatologists recommend doing TBP on a yearly basis, comparing the photographs and detecting the key differences.

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

At present, the most conventional and widely-used visualization method is a standard photograph followed by manual image analysis and then comparing these images with previously taken photographic images to reach a diagnosis. This traditional method has several disadvantages, including the fact that only the outermost layer of skin is imaged and subjected to diagnosis, the visual comparison process is time-consuming, expensive, and often inaccurate because it is dependent on the dermatologists’ eyes only. The standard conventional photograph method, although inexpensive, is inefficient and laborious for examination purposes and limits the market to dermatologists and specialized physicians.

By revolutionizing the fundamental approach in which skin lesions and/or Melanoma is diagnosed, especially in the early stages, we reasonably expect that our DermaCompare product should be well-positioned to become one of the leading applications in the market, although there can be no such assurance. We hope that this will be achievable by replacing the need for manual photo image analysis with automated image analytics software using advanced algorithms of our DermaCompare process for anchoring, identifying and detecting changes in the shapes, color and sizes of skin lesions. We also plan to utilize available large data bases together with new “computer learning” and “artificial intelligence” techniques to learn from the “wisdom of the crowd” and, based on business analytic tools, we will use as a DSS (Decision Support System) for all range of physicians.

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

Our DermaCompare Solution

Our DermaCompare imaging solution is provided as a software platform aimed at early detection of Melanoma based on ABCD Rule for classification of dermatological lesions as published by the National Institute of Health (“NIH”) for analysis of moles. The ABCD Rule is defined as follows:

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

Our imaging software can be installed on any desktop computer or smart phone with either iOS or Android operating systems. The software’s imaging capabilities include image recognition, repair and optimization, dynamic data extraction and several image-specific capabilities.

Our proprietary DermaCompare software combines our core image character recognition technology with advanced image processing capabilities that transform a color skin photograph or total body photograph into a digital image of various sizes and resolutions. Photographs taken by digital cameras or photographs of skin lesions captured by camera-equipped and smart phones are exposed to variable lighting conditions and various angles and focal distances. Raw photos of skin lesions taken by a camera-equipped and smart phone may be of an unknown size and resolution and may often be geometrically distorted, skewed or warped. As a result, an unedited mobile image of a skin lesion may be virtually unusable without the use of our DermaCompare imaging technology.

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

This includes covered entities, anyone who provides treatment, payment and operations in healthcare, and business associates, anyone with access to patient information and provides support in treatment, payment or operations. Subcontractors, or business associates of business associates, must also be in compliance. Emerald has recently been as a HIPAA compliant company and also using Microsoft Azure cloud that is already supporting HIPAA compliance.

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

Our physician/services can add new patient accounts to their online account and, at present, our pricing model contemplates that each patient registration annual cost will be adjusted to the geographic area/region.

There are few parameters that influence the payment model: Health Policy (government or private), Medical and privacy regulations like local installation (One-time payment and monthly retainer) or cloud based services based on service charge, back to back to user’s rate.

We will offer our dermatologist/services unlimited access to their patients’ images during the one-year period. Each registered patient will also receive a user and password to enable secure access to his/her images through the website or mobile access and enable any other physician to review the images with that patient’s consent (“2nd opinion” model).

We believe that our pricing strategy should make us competitive and is based on the fact that we do not plan on being directly engaged with the end-user and taking and transmitting images to the server. Our strategy is to provide imaging software as a service to dermatologists and medical centers that analyze their own patient’s images.

DermaCompare Mobile App is free, and allows self-photography and immediate notification, based on the algorithm processing. Connection to physician is available, including chat.

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

In 2016, we completed PCT registration of 2 patents:

No. PCT/IL2016/050828 “Image Processing System and Method”

No. PCT/IL2016/050830 “Automatic Detection of Cutaneous Lesions”

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

Our DermaCompare product competes, to various degrees, with products produced by a number of substantial competitors, many of which have far greater financial and other resources and established operating histories with name recognition. Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support. We believe our primary competitive advantages in this market are: (i) flexibility resulting from the ability of our product to operate in Internet based web services environments; (ii) an architectural software design that allows our product to be more readily modified, improved with added functionality and configured for new products, thereby allowing our software to be easily upgraded ; and (iii) combined methodologies of “Big Data and wisdom of the crowd” (which means analyzing tens of thousands of electronic medical records, whereby investigators can uncover new risk factors, novel preventive measures and treatments that are the most effective for a range of diseases and conditions) with machine learning and artificial intelligence together with high end machine vision capabilities.

As a result, we believe that our DermaCompare software Product should differ substantially from what is currently available in the market and heretofore has been known as “gold standard.” Imaging and analytics is a major sector in the medical device industry and competition is expected to be broad-based and intense. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

The following list of competitors is not intended to be exhaustive, and there are other existing competitors and there likely will be new potential competitors in the future:

The following list of competitors is not intended to be exhaustive, and there are other existing competitors and there likely will be new potential competitors in the future:

DermAlert: The DermAlert software, as presently constituted, is designed to compare images taken by digital camera obtained during a 6 to 12-month period in order to detect new or changing moles through total body photography, by monitoring a specific mole or moles. We believe that their software, has no algorithmic/automatic way to detect new/changed moles, and is based on putting one image above/nearby another and looking manually for any change. It seems that this SW has no new developments in recent years.

Canfield Scientific: Canfield Scientific provides custom photographic systems, image monitoring and centralized analysis services for the pharmaceutical, biotechnology and cosmetics industries. Canfield software is a local based installation and is also expensive to purchase and for this reason is not truly competitive with our DermaCompare software.

DigitalDerm: DigitalDerm’s MoleMap technology is a baseline system for early Melanoma detection. Their technology is unique in that it combines total body photography and patented software into a CD-based imaging record or remote storage that can be accessed through the internet. Older versions used to run on any personal computer with a Windows-based operating system. DigitalDerm’s MoleMap applies 35 images as a baseline to compare new moles and moles that are changing or have changed. However, their service is basically Storage & images presentation only, to the best of our knowledge, their solution is a conventional manually-based solution, not using the any automatic algorithm.

FotoFinder Systems: FotoFinder Systems’ Dermoscope is a system for digital dermoscopy, fluorescence diagnosis and standardized photo documentation in dermatology. To the best of our knowledge, the company products operating in a local pc without cloud connection. Since FotoFinder solution include propriety hardware, their solutions in quite expensive. On Premises installations, this already established company might be a competitor.

Government Regulation

The Company’s DermaCompare software Product and systems was approved as FDA class I, under decision support system category.

Employees

Ms. Adi Zamir, CEO and director, and Mr. David Ben Nain, CFO, constitute our Management team. Mr. Alimi Ahmed is the Chairman of our board of directors. We have entered into employment agreements with Adi Zamir and David Ben Naim, Emerald’s CEO and CFO, respectively. Reference is made to the disclosure under Item 11. “Executive Compensation” which contains a summary of the material terms of the respective employment agreements.

At December 31, 2016, Emerald has 8 employees including its CEO, Adi Zamir.

Summary Events of 2016

Shenzen Competition – Innovation competition for candidates from 5 countries. Emerald won 2nd prize in the early competition in Tel Aviv, Israel, and 3rd prize in the international competition in Shenzen, April, 2016.

Publicis 90 – Publicis, one of the leading media companies in the world, organized an international competition for innovative digital start-up tech companies, held in Paris, France. Emerald won the 1st prize over 3,500 other competing entrants, world-wide. Emerald was awarded 500,000 Euros or approximately $526,000, among thousands of competitors. Reference is made th the Company’s Form 8-K filed on January 26, 2017 and the disclosure under the Subsequent Events note below.

MSD Merck – We were chosen to be one of four companies as part of HITS program, for Innovation. During 2017 both companies wll be in co process, for the best way to collaborate.

Israel’s Chief Scientist Office approved support for new biliteral plan with Russia. Emerald’s partner is Ulyanovsk University, that developed a blood test kit for early detection of Melanoma. Emerald is developing supporting technology for blood checks results, and image processing for patients TBP screening, based on Emerald’s current technology.

ITEM 1A. RISK FACTORS

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

Risks Associated with Our Business

Underlying fundamental of the business, means no revenues and need of financing.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that in order to continue as a going concern, including the costs of being a public company, we will need approximately $60,000 per year simply to cover the administrative, legal and accounting fees. We have funded these losses primarily through the sale of restricted shares of our Common Stock and the issuance of convertible notes, which have subsequently been converted into restricted shares of Common Stock.

Based on our financial statements for the years ended December 31, 2016 and 2015, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue.

Notwithstanding our success in raising $948,978 from the sale of equity and debt securities during the year 2016, there can be no assurance that we will have adequate capital resources or be able to continue to raise equity and/or debt capital to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

In recent years, there have been several changes in laws, rules, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges.

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

In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal control over financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley Act (“Section 404”), and our independent registered public accounting firm is required to attest to our internal control over financial reporting.

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

Our business exposes us to potential product liability risks, which are inherent in the marketing and sale of medical devices. While we will take precautions we deem to be appropriate to avoid product liability suits against us, there can be no assurance that we will be able to avoid significant product liability exposure. DermaCompare product liability insurance for the medical products industry is generally expensive. We plan to obtain product liability professional indemnity insurance coverage for our DermaCompare product, when we’ll launch the product formally. There can be no assurance that we will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful product liability claim brought against us may exceed any insurance coverage secured by us and could have a material adverse effect on our results or ability to continue marketing our product.

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

Emerald’s success depends to a significant extent upon the efforts of Mrs. Adi Zamir, its CEO, and other key senior employees and other key personnel. The loss of the services of such personnel could adversely affect our business and our ability to implement our growth plan. We cannot assure you that the services of the members of our management team will continue to be available to us, or that we will be able to find a suitable replacement for any of them. We do not have key man insurance on any members of our management team. If any member of our management team were to die and we are unable to replace either or both of them for a prolonged period of time, we may be unable to carry out our long-term business plan and our future prospect for growth, and our business, may be harmed.

On March 26, 2017, Adi Zamir, the Company’s CEO reported to the Board of Directors that effective June 23, 2017, she would cease serving as the Company’s CEO. Reference is made to the Company’s Form 8-K/A filed on April 10, 2017.

Our success is dependent upon our ability to attract, train, manage and retain sales, marketing and other qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to implement our strategy to grow our business.

During 2016, we granted 3,795,483 options under our ESOP plan at an exercise price ranging between $0.001 and $0.40. and 1,315,735 options was canceled according to the terms and conditions of the option plan.

As of December 31,2016, we had 5,718,719 Class A Warrants, 1,350,000 Class B Warrants, 5,072,492 Class C Unit Warrants and 900,000 Class E Warrants outstanding. The Class B Warrants and Class C Unit Warrants were issued to Consultants for bona fide services to the Company as discussed in more detail under the subheading “Sales of Unregistered Securities” in “Market for Common Equity and Related Stockholder Matters” below.

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

Some of our competitors are well known, more established and better capitalized than we are. As such, they may have at their disposal greater marketing strength and economies of scale and, as they may have additional products which they sell to the same customers, have greater presence with these customers. They may also have more resources to expend on research and development to create more innovative products in competition with ours. Competition will also likely increase as or when the cost benefits of the Company’s DermaCompare product are established and proven. Accordingly, we may not be successful in competing with them for market share.

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

We expect that a substantial portion of our future revenues will be derived from outside Israel. We will be subject to the effects of exchange rate fluctuations. Our functional currency is the Israel Shekel. For the preparation of our consolidated financial statements, the financial results are translated into U.S. dollars using average exchange rates during the applicable period. If the U.S. dollar appreciates against the Shekel, as applicable, the revenues we recognize from sales will be adversely impacted. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our DermaCompare products could decline and adversely affect our results of operations and financial condition.

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

As of December 31, 2016, we had outstanding: (i) Class A Warrants exercisable to purchase 5,718,719 shares of Common Stock at an exercise price of $0.80 per Share for two years; (ii) Class B Warrants exercisable to purchase 1,350,000 Shares at an exercise price of $0.40 per Share on a cashless basis for a period of two years; (iii) Class C Unit Warrants are exercisable to purchase 5,072,492 units at an exercise price of $0.40, each unit consisting of one share of Common Stock and one Class A Warrant at an exercise price of $0.80, for a period of ninety (90) days commencing ninety (90) days after the effective date of our Registration Statement; and (ii) Class E Warrants exercisable to purchase 900,000 Shares, at an exercise price of $0.0001 per Share.

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

Our Executive Officers, Directors own over 34 % of our common stock and may be able to influence the outcome of stockholder votes and their interests may differ from other stockholders.

As of December 31, 2016, our executive officers and directors beneficially own 6,784,876 Shares of our Common Stock representing approximately 34% of our outstanding Shares, excluding Shares underlying the Class E Warrants, the exercise of which are subject to certain Milestones which are not expected to be reached within 60 days. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 490,000,000 shares of Common Stock, $0.0001 par value per share, of which, as of December 31, 2016, 19,931,478 shares of Common Stock were issued and outstanding. Additional shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common Stock.

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

Our Common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in our stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

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

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sales of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock.

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

The price of our common shares has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.1 to a high of $2.24 since 2012. Many factors could have a significant impact on the future price of our common shares, including:

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

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to ten million shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of the DGCL. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” is, generally, a stockholder who owns 15% or more of our outstanding voting stock or an affiliate of ours who has owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located at SOSA House, 7 Imber Street, Petach Tikva, 4951141 Israel, Telephone: (972) 52-579-5082 and consists of approximately 120 square feet of executive office space. Our wholly-owned Israeli subsidiary also has offices at the same address, which it leases from an unaffiliated third party for $1,600 per month. The Registrant believes that the office facilities are sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDING

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY

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

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	High	Low	High	Low	High	Low
First Quarter ended March 31	$1.75	$0.55	$0.20	$0.11	$0.14	$0.11
Second Quarter ended June 30	$0.77	$0.55	$2.24	$0.45	$0.14	$0.14
Third Quarter ended September 30	$0.74	$0.3	$2.24	$1.00	$0.14	$0.14
Fourth Quarter ended December 31	$0.4	$0.157	$1.25	$1.00	$0.40	$0.14

Holders of Common Stock

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

Rule 144 Shares

As of the date of this Registration Statement, we do not have any significant number of shares of our Common Stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144. This is due to the fact that shares of our Common Stock that were issued prior to the end of May 2015, at which time we ceased to be a shell company, as a result of our effective control of the business and financial operations and decisions of Emerald, were deemed to be a “shell” company as that term is defined under Rule 405 and Rule 144(i) promulgated by the SEC under the Act.

Outstanding Warrants

The following table summarizes information of outstanding warrants as of December 31, 2016:

	Warrants	Warrant Term	Exercise Price	Exercisable
Investors - Class A Warrants (1)	5,918,719	2 years	$0.80	5,918,719
Investors - Class B Warrants (2)	1,350,000	2 years	$0.40	1,350,000
Investors - Class C Warrants (3)	5,072,492	(3)	$(3)	5,536,246
Alimi Ahmed - Class E Warrants (4)	900,000	(4)	$0.0001	900,000

The Class A Warrants were issued in connection with a private placement in reliance upon Regulation S, pursuant to which the Registrant sold a total of 5,918,719 units at a price of $0.40 per unit (the “Units”), each Unit comprised of one Share and one Class A Warrant exercisable at $0.80 per share with a term 24 months. While all of the Class A Warrants are exercisable within 60 days, in fact, none of these warrants will be exercised for the foreseeable future, based upon the exercise price of $0.80 per Share.

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

(4) A total of 2,700,000 Class E Warrants were issued by the Registrant to Lior Wayn, the former CEO, pursuant to the terms of the Share Exchange Agreement between the Registrant and Emerald Ltd. The Class E Warrants were exercisable in three equal tranches of 900,000 Shares (the “Tranches”) at an exercise price of $0.0001 per Share.

On December 16, 2016, the Company filed a Form 8-K reporting the termination of Lior Way’s employment agreements with the Company and Emerald Ltd., and his removal as a director, among other actions related to his positions with the Company. Subsequent to the year-ended December 31, 2016, Mr. Wayn transferred, sold and assigned his shares of the Company’s common stock and his Class E Warrants to Mr. Alimi Ahmed, a member of the Company’s Board of Directors. This transaction was reported in the Company’s Form 8-K filed with the SEC on January 27, 2017. (1) As of December 2016 1,800,000 Warrants were canceled.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information of outstanding options as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders
2014 Equity Incentive Plan	5,076,483	$0.2	-

Sale of Unregistered Securities

During the last two years, the Registrant issued the following restricted shares which were not registered under the Act

On June 18, 2015 and July 21, 2015, after the Company ceased to be a shell company, the Company issued and sold unregistered securities, as set forth in the table below, in private offering of a total of 2,925,000 units at a price of $0.40. Each Unit consisted of one Share and one Class A Warrant exercisable to purchase one additional Share of Common Stock at a price of $0.80 (the “Units”). The sales were made without registration under the Act in reliance upon the exemptions provided in Section 4(2) of the Act and Reg S.

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

The issuance and sale of Shares to Shirat Hahayim and Pnina Rosenbluem, residents of the State of Israel, and David Treves, resident of Australia, without registration under the Act, was made in reliance upon the exemptions provided in Section 4(2) of the Act and and Regulation S promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Act. The issuance of Shares to Lyons Capital LLC, without registration under the Act, was in reliance upon Section 4(2) and Regulation D promulgated by the SEC under the Act.

During 2016, the Registrant issued and sold common Shares as set forth on the table below:

Name of Issuee	Date of Issuance	Number of Shares	Consideration	Bases for Issuance
Yair Fudim	02/18/2016	482,000	Valued at $0.9995 per share	Services
Estery Giloz Ran	02/18/2016	482,000	Valued at $0.9995 per share	Services
Baruch Kfir	02/18/2016	231,000	Valued at $0.9995 per share	Services
Legend Securities Inc	03/17/2016	50,000	Valued at $0.65per share	Services
JFS Investments PR LLC	01/26/2016	125,000	Valued at $1.75 per share	Services
Garden state securities Inc	05/04/2016	150,000	Valued at $0.70 per share	Services
JFS Investments PR LLC	05/10/2016	41,667	Valued at $0.71 per share	Services
Kodiak Capital Group LLc	05/18/2016	150,000	Valued at $0.68 per share	Services
Alpha Capital Anstalt	06/26/2016	125,000	Valued at $0.70 per share	Services
Legend Securities Inc	06/28/2016	50,000	Valued at $0.70 per share	Services
JFS Investments PR LLC	06/30/2016	333,333	Valued at $0.68 per share	Services
VAR Growth Corporation	07/01/2016	300,000	Valued at $0.71 per share	Services
David Treves	07/27/2016	6,767	Valued at $0.53 per share	Services
Firstfire Global Opportunities Fund LLC	08/04/2016	31,250	Valued at $0.49 per share	Services
Guy Shalom	10/11/2016	119,000	$0.40 per share	Investment
Total Shares Issued		2,677,017

During 2016, the Registrant issued Class A Warrants and Class B Unit Warrants to the following entities for bona fide services to the Registrant. The issuances of these Warrants was in consideration for convertible note payable and was made without registration under the Act in reliance upon the exemptions provided in Section 4(2) of the Act and Reg S.

Name of Subscriber	Bases for Issuance	Date of Issuance	Price Per Unit	Class A Warrant Issued	Class B Warrant Issued
Ilan Malca	Subscription Agreement	05/24/2016	$0.40	100,000	-
Alpha Capital Anstalt	Subscription Agreement	05/30/2016	$0.40	1,000,000	1,000,000
Maz Partners LP	Subscription Agreement	03/31/2016	$0.40	200,000	-
Chi Squared Capital Inc	Subscription Agreement	05/30/2016	$0.40	100,000	100,000
Firstfire Global Opportunities Fund LLC	Subscription Agreement	07/07/2016	$0.40	250,000	250,000
Guy Shalom	Investment Agreement	10/11/2016	$0.40	119,000	-
Total Warrants Issued				1,769,000	1,350,000

ITEM 6. SELECTED FINANCIAL DATA

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATION

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

In furtherance of our business plan, which has resulted in us becoming an operating company, we have entered into a series of agreements with unaffiliated third parties for the distribution of its DermaCompare Technology, as follows:

1.	On August 12, 2013, Emerald entered into an exclusive distribution with Derma Italy Sri, organized under the laws of the Italy (“Derma Italy”), pursuant to which Derma Italy was granted exclusive distribution rights in Italy;

2.	On December 1, 2013, Emerald entered into a distribution agreement with S. Bokhorst - Creatiekracht, organized under the laws of the Netherlands, pursuant to which S. Bokhorst was granted exclusive distribution in the Netherlands;

3.	On February 6, 2014, Emerald entered into a distribution agreement with Medical Edge Pty Ltd, organized under the laws of Australia (“Medical Edge”), pursuant to which Medical Edge was granted exclusive distribution rights in the markets of Australia, New Zealand and Oceania;

4.	On January 14, 2015, Emerald entered into a Project Agreement with Realize S.A. and Ubitech, entities engaged in IT related to medical technology in Greece, and MEDISP and MPUoP, academic and research institutes in Greece (collectively, the “Greek Partners”). Emerald and the Greek Partners anticipate imminent grants from the Office of Chief Scientist of the State of Israel and the General Secretariat for Research and Technology of Greece, respectively, the proceeds of which will be used for development of enhanced smartphone applications for diagnosis of early stage Melanoma.

During the year ended December 31, 2016, we raised $989,974 through the issuance of equity debt and we may be expected to require up to an additional $1.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Results of Operations during the year ended December 31, 2016 as compared to the year ended December 31, 2015

We have had no revenues for the years ended December 31, 2016 and 2015. We had operating expenses related to research and development and general and administrative expenses

During the year ended December 31, 2016, we incurred $5,808,925 in net loss due to $1,644,868 research and development expenses and $3,749,867 in general and administrative expenses, $12,422 depreciation expense, $406,459 interest expense and $7,740 loss from foreign currency translation.

During the year ended December 31, 2015, we incurred $8,756,267 in net loss due to $740,197 research and development expenses and $7,296,798 in general and administrative expenses, $6,494 depreciation expense, $30,604 interest expense, $678,027 loss on settlement of debt and $4,147 loss from foreign currency translation.

Liquidity and Capital Resources

On December 31, 2016, we have had current assets of $13,842 consisting of $4,486 in cash and other receivables of $9,356. We had fixed assets, net of $31,803. We had $958,197 in current liabilities consisting of $258,795 in accounts payable and accrued liabilities, $125,962 in accounts payable to related party, $101,341 employee payable, $32,768 in accrued interest, short-term note payable of $29,743 and $409,588 in convertible note payable.

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

We had negative working capital of $944,355 and $147,529 as of December 31, 2016 and December 31, 2015, respectively. The Company is assessing a number of options to increase its working capital to better sustain its operations. Our total liabilities as of December 31, 2016 were $958,197 compared to $288,775 at December 31, 2015.

During the year ended December 31, 2016, we had negative cash flow from operations of $818,533 which was mainly the result of a net loss of $5,808,925, $16,441 decrease in other receivables and offset by $4,714,117 in non-cash compensation, $122,991 increase in accounts payable and accrued liabilities, $75,729 increase in employee payable, $122,482 increase in amounts due from related party, $12,422 depreciation expense, and $409,588 amortization of debt discount.

During the year ended December 31, 2015, we had negative cash flow from operations of $1,301,823 which was mainly the result of a net loss of $8,756,267, $19,079 increase in other receivables and offset by $6,626,619 in non-cash compensation, $678,027 loss on settlement of debt, $109,176 increase in accounts payable and accrued liabilities, $260 in decrease in related party payables, $24,913 increase in employee payable, $18,999 decrease in amounts due from related party, $6,494 depreciation expense, and $9,555 amortization of debt discount .

During the year ended December 31, 2016, we offset our negative cash flow from operations by $47,600 proceeds from sale of common stock (net of issuance expenses), and $695,000 issuance of short-term convertible payable. In addition, investing activities resulted in proceeds of $23,105 due to purchase of property and equipment.

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

Contractual Obligations and Commitments

As of December 31, 2016 and 2015, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2015, and are included elsewhere in this prospectus .

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have  not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

Emerald Medical Applications Corp

We have audited the accompanying consolidated balance sheet of Emerald Medical Applications Corp. and its subsidiary (the “Company”) as of December 31, 2016 and the related consolidated statement of Operations, stockholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations and cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2016 have been prepared assuming that the Company will continue as a going concern. To-date, the Company has not generated revenue and does not anticipate generating revenue for an extended period of time. These conditions result in substantial doubts about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties

Brightman Almagor Zohar & Co.

Certified Public Accountants

Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

April 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Emerald Medical Applications Corp.

We have audited the accompanying balance sheets of Emerald Medical Applications Corp. (“the Company”) as of December 31, 2015 and the related statements of operations, shareholders’ deficit, and cash flows for the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerald Medical Applications Corp. at December 31, 2015 and the results of its operations and cash flows for the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 of the financial statements, the Company had incurred a loss, had negative cash flow from operating activities and no revenue during the years ended December 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 31, 2016

Emerald Medical Applications Corp.

Balance Sheets

As of December 31, 2016, and 2015

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$4,486	$115,449
Other receivable	9,356	25,797
Total current assets	13,842	141,246

Restricted cash	11,925
Fixed assets, net of accumulated depreciation of $8,607 at December 31, 2016 and $6,536 at December 31, 2015	31,803	21,120
Total assets	$57,570	$162,366

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$198,795	$90,705
Accounts payable - related party	125,962	3,480
Employee payable	161,341	25,612
Accrued interest payable	32,768	19,285
Short term payable	29,743	119,974

Convertible note, net of discount of $305,417 at December 31, 2016 and $0 at December 31, 2015	409,588	29,719
Total current liabilities	958,197	288,775
Total liabilities	958,197	288,775

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized;
19,962,728 and 15,325,889 shares issued and outstanding at December 31, 2016 and 2015, respectively.	1,994	1,533
Accumulated other comprehensive income	(19,337)	(19,337)
Additional paid-in capital	13,786,957	8,752,711
Accumulated deficit	(14,670,241)	(8,861,316)
Total stockholders’ deficit	(900,627)	(126,409)
Total liabilities and stockholders’ equity (deficit)	$57,570	$162,366

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.

Statements of Operations

For the Twelve Months Ended December 31, 2016 and 2015

	Twelve months	Twelve months
	ended	ended
	December 31, 2016	December 31, 2015

Revenues	$-	$-

Expenses:
Research and development	(1,644,868)	(740,197)
General and administrative expenses	(3,749,867)	*(7,303,292)
Total operating expenses	(5,394,735)	(8,043,489)

Loss from operations	(5,394,735)	(8,043,489)

Finance income (expense):
Finance expense	(414,190)	(34,751)
Loss on settlement of debt	-	(678,027)
Total finance income (expense):	(414,190)	(712,778)

Net loss	$(5,808,925)	$(8,756,267)

Basic and diluted (net loss per share)	$(0.31)	$(0.81)
Weighted average shares outstanding - basic and diluted	18,966,032	10,872,526

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.

Statements of Comprehensive Income (Loss)

For the Twelve Months Ended December 31, 2016 and 2015

	Twelve months	Twelve months
	ended	ended
	December 31, 2016	December 31, 2015
Net loss	$(5, 808,925)	$(8,756,267)
Change in unrealized foreign currency translation gain (loss)	-	(28,269)
Total comprehensive income (loss)	$(5, 808,925)	$(8,784,536)

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.

Statements of Cash Flows

For the Twelve Months Ended December 31, 2016 and 2015

	Twelve months	Twelve months
	ended	ended
	December 31, 2016	December 31, 2015
Operating Activities:
Net (loss)	$(5, 808,925)	$(8,756,267)
Depreciation expense	12,422	6,494
Amortization of debt discount	369,588	9,555
Shares issued for services	2,263,304	885,984
Warrants issued for services	-	5,343,088
Loss on settlement of debt	-	678,027
Employee option expense	2,028,803	397,547
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Increase in accounts payable and accrued liabilities	168,090	109,176
Increase in employees payable	75,729	24,913
Decrease in amounts due from related party	122,482	18,739
Increase in other payable	(119,950)
Decrease in accrued interest	13,483
Increase in other receivables	16,441	(19,079)
Net cash used in operating activities	(858,533)	(1,301,823)

Investing Activities:
Increase in restricted cash	(11,925)	-
Purchase of fixed assets	(23,105)	(26,224)
Effect of reverse merger	-	467,380
Net cash provided by investing activities	(35,030)	441,156

Financing Activities:
Proceeds from sale of common stock and warrants (net of issuance expenses)	47,600	380,000
Issuance of short-term convertible notes	735,000	609,974
Net cash provided by financing activities	782,600	989,974
Effect of exchange rates on cash and cash equivalents		(28,269)

Net increase (decrease) in cash	(110,963)	101,038
Cash and cash equivalents - beginning of period	115,449	14,411
Cash and cash equivalents - end of period	$4,486	$115,449

Non-cash transactions
Shares issued for reverse merger	$-	$547
Write of loan(*)	-	$490,000
Debt settled with stock	$-	$91,687
Cashless Exercise of Warrants	$192	$-
Extinguishment of a derivative		$20,532

The accompanying notes are an integral part of these financial statements.

(*) Following the closing of the reverse merger, the $490,000 loan from Emerald Medical Applications Corp. to Emerald Medical Applications Ltd. was rendered an intercompany loan and as such was written off.

Emerald Medical Applications Corp.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years December 31, 2016 and 2015

	Common		Additional Paid-in	Stock	Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Capital	Payable	Income	Deficit	equity
Balance as of December 31, 2014	7,438,141	744	(744)	-	8,932	(105,049)	(96,117)
Common stock and warrants issued for cash	1,252,500	125	459,875	(80,000)	-	-	380,000
Debt converted into shares	274,719	27	769,686	-	-	-	769,713
Shares issued for services	885,984	88	885,896	-	-	-	885,984
Class B and C warrants for services	-	-	5,343,088	-	-	-	5,343,088
ESOP options	-	-	397,547	-	-	-	397,547
Effect of reverse merger	5,474,545	547	876,833	80,000	-	-	957,380
Other comprehensive income	-	-	-	-	(28,269)	-	(28,269)
Extinguishment on derivative	-	-	20,532	-	-	-	20,532
Net loss for the year	-	-	-	-	-	(8,756,267)	(8,756,267)
Balance as of December 31, 2015	15,325,889	$1,533	$8,752,711	$-	(19,337)	$(8,861,316)	$(126,409)
Common stock and warrants issued for cash	119,000	12	47,588		-	-	47,600
Cashless exercise of warrants	1,928,572	193	(193)	-	-	-	0
Common stock issued for services	2,558,017	256	2,263,046				2,263,302
ESOP options			2,028,805				2,028,805
Issuance of convertible notes with beneficial conversion feature			695,000				695,000
Net loss for the year						(5,808,925)	(5,808,925)
Balance as of December 31, 2016	19,931,478	1,994	13,786,957	-	(19,337)	(14,670,241)	(900,627)

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Notes to Financial Statements
December 31, 2016

Note 1. The Company and Significant Accounting Policies.

Organizational Background:

The Company’s predecessor, Zaxis International Inc. (“Zaxis”) was incorporated in the State of Ohio in 1989. On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International Inc. and the Company was reincoirporated in Delaware as Zaxis. On December 30, 2014, Zaxis entered into a non-binding Memorandum of Understanding (“MOU”) with Emerald Medical Applications Ltd., which was then a private limited liability company incorporated under the laws of the State of Israel (“Emerald Ltd”).

On March 16, 2015, Zaxis and Emerald Ltd executed the Share Exchange Agreement. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to issue to the holders of Emerald Ltd’s ordinary shares a total of 5,474,545 shares of the Company’s common stock representing approximately 45% of the Company’s outstanding common stock upon the closing. In addition, the Share Exchange Agreement also provided that the Registrant will issue to Lior Wayn, Emerald Ltd’s CEO and founder, warrants exercisable to acquire 2,700,000 shares of common stock, in three equal tranches of 900,000 shares, at an exercise price of $0.0001 per share, which warrants vested based upon the Company meeting the certain milestones set forth in the Share Exchange Agreement and would represent an additional 21% of the Company’s total outstanding common stock after exercise.

On July 14, 2015, the closing of the Share Exchange Agreement was held and the Registrant issued 5,474,545 shares of its common stock to the holders of Emerald Ltd’s ordinary shares in exchange for 100% of Emerald Ltd and, as a result, Emerald Ltd became a wholly owned subsidiary of the Company as of July 14, 2015, following which the Company changed its name to Emerald Medical Applications Corp.

The transaction between the Company and Emerald Ltd. was accounted for as a reverse recapitalization. As the shareholders of Emerald Ltd. received the largest ownership interest in the Company, based upon the 5,474,545 shares issued at the closing, the 2.7 warrants exercisable at par and most significantly, the fact that the Share Exchange Agreement expressly provided that a majority of the Company’s board of directors could be appointed by Emerald Ltd., Emerald Ltd. was determined to be the “accounting acquirer” in the reverse recapitalization. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Emerald Ltd.

The Company and its subsidiary Emerald Ltd., are collectively referred to as the “Company”.

Emerald Medical Applications Ltd (“Emerald”), a wholly-owned subsidiary of the Registrant effective July 14, 2015, was organized as a privately-owned company under the laws of the State of Israel on February 17, 2010. Emerald is a digital health startup company engaged in the development, sale and service of imaging solutions utilizing its proprietary DermaCompare software that it developed for use in derma imaging and analytics (“DermaCompare”). Emerald believes that its proprietary DermaCompare software represents an advancement in skin cancer screening that should enable physicians to more readily identify and monitor changes in their patients’ skin characteristics.

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

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2016, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operating as a “going concern” is dependent on several factors, among them is the ability to raise sufficient additional funding.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2016 and December 31, 2015.

Other Receivables

The Company treats VAT refunds claimed resulting from excess VAT paid over VAT received as other receivables, amount shown as other receivables as of December 31, 2016 was $ 8,234.

Currency Translation and other Comprehensive Income

The functional currency of the Emerald Application Corp. is the U.S dollar (“dollar”) since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Transactions and balances denominated in dollars are presented at their original amounts. Transactions and balances denominated in foreign currencies have been re-measured to dollars in accordance with the provisions of ASC 830-10, “Foreign Currency Translation”. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

Prior to January 1, 2016, Emerald Medial Application Ltd.’s functional currency was the New Israeli Shekel (“NIS”). Translation gains and losses from the application of the U.S. dollar as the reporting currency while the NIS was the functional currency are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss. Emerald Medial Application Ltd, re-assessed its functional currency and determined as at January 1, 2016, its functional currency changed from NIS to the U.S. dollar based on management’s analysis of changes in the primary economic environment in which the Company operates. The change in functional currency is accounted for prospectively from January 1, 2016.

fixed assets:

New property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 6 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock:

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This guidance addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2015 and 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Accounting For Convertible Debt Instruments

We account for convertible debt instruments, which do not meet the definition of a derivative financial instrument per FASB ASC 815, Accounting for Derivative Financial Instruments, in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. This guidance addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. Discount on the debt component resulting from allocation of proceeds to the equity component is amortized in the profit and loss statement as finance expense.

Allocation of proceeds into equity and debt components of convertible notes issued together with other detachable financial instruments is performed in relation to the proceeds allocated to the convertible notes based on the relative fair value of such convertible notes and the other detachable financial instruments issued.

Share-based compensation

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors (including employee stock options under the Company’s stock plans) based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations.

The Company recognizes compensation expenses for the value of non-employee awards based on the straight-line method over the requisite service period of each award, net of estimated forfeitures.

The Company estimates the fair value of stock options granted as equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on volatility of similar companies in the technology sector. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of the Company.

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

The weighted average number of Ordinary Shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse recapitalization as if these shares had been outstanding as of the beginning of the earliest period presented

Research and development expenses, net:

Research and development expenses are charged to the statement of operations as incurred. Grants for funding of approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from the research and development expenses.

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

Recent Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities”, which provides targeted improvements to the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. Specific accounting areas addressed include, equity investments, financial liabilities reported under the fair value option and valuation allowance assessment resulting from unrealized losses on available-for-sale securities. The standard also changes certain presentation and disclosure requirements for financial instruments. This ASU is effective for the Company in its first quarter of fiscal year 2019. Early adoption, with certain exceptions, is not permitted. The Company does not expect that the adoption of this standard will have a significant impact on the financial position or results of operations.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies certain provisions associated with the accounting for stock compensation. Among other things, ASU 2016-09 requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of income and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently reviewing and evaluating this guidance and its impact on its consolidated financial statements.

Note 3. Stockholders’ Equity.

On January 8, 2015, the Board of Directors and the majority consenting stockholders of the Company executed a Joint Written Consent in accordance with the provisions of Section 242 of the Delaware General Corporation Law, to increase the authorized capital stock of the Company from 100,000,000 shares of common stock to 490,000,000 shares of common stock (the “Joint Written Consent”). All other provisions of the Company’s capital stock remained unchanged. Also, on that same date, the Company’s Board of Directors and majority consenting stockholders authorized a reverse split of common stock at the ratio of 1:4. The effective date of the reverse split was March 20, 2015, the date that FINRA approved implementation of the reverse recapitalization.

Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred at the beginning of the earliest period presented. January 1, 2012

The number of ordinary shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse recapitalization as if these ordinary shares had been outstanding as of the beginning of the earliest period presented

Recent Issuances of Common Stock

Between January 15, 2015 and March 15, 2015, the Company sold a total of 2,052,000 units for cash consideration of $780,000 at a price of $0.40 (the “Units”), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. These units were issued as stock payable and the cash from sale of units was not received for the sale of stock pre-reverse merger

Between April 1, 2015 and June 29, 2015, the Company sold a total of 1,012,500 units for cash consideration of $405,000 at a price of $0.40 (the “Units”), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. These units were issued as stock payable and the cash from sale of units was not received for the sale of stock pre-reverse merger.

On July 21, 2015 the Company sold a total of 140,000 units for cash consideration of $15,000 at price of $0.107 (the “Units”), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. These units were issued as stock payable and the cash from sale of units was not received for the sale of stock pre-reverse merger.

Between July 1, 2015 and September 30, 2015 the Company sold a total of 862,500 units for cash consideration of $345,000 at price of $0.40 (the “Units”), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. Of these units $65,000 were issued as stock payable and the cash from sale of units was not received for the sale of stock pre-reverse merger and $280,000 cash was received subsequent to Closing of the reverse merger.

On July 31, 2015 and July 30, 2015 the Company issued 517,900 shares to one service provider, for financial and marketing consultant, and a total of 100,000 shares to two service providers, respectively, for services valued at a total value of $617,900, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

On July 16, 2015 five Emerald debt holders in amount of $87,910 converted their debt into 274,719 units at a conversion price of $0.32 per unit, each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The Loss on Settlement of Debt recorded is $678,027.

On July 14, 2015 the Company issued Emerald’s CEO and founder, Lior Wayn, 5,474,545 shares as per the share purchase agreement valued at $877,380, valued on the date of grant for the price of common stock.

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

On July 16, 2015 consultants were issued 2,536,247 Class C Warrants exercisable for a 90 day period, commencing 90 days after the effective date of this Registration Statementat an exercise price of $0.40 to acquire one (1) share of Common Stock and one (1) Class A Warrant at an exercise price of $0.80. The fair value of these warrants is $3,143,581. The warrants were valued using the Black-Scholes model with volatility of 182% and discount rate of 0.67%. The Class C warrants are fully vested and were accordingly included in expenses as stock based compensation.

On November 17, 2015, the Company sold 250,000 units for cash consideration of $100,000 at price of $0.40 (the “Units”), each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term 24 month. The relative fair value of the stock with embedded warrants was $41,304 for the common stock and $58,696 for the class A warrants. The warrants were valued using the Black-Scholes model with volatility of 149% and a discount rate of 0.50%.

Between November 5, 2015 and November 16, 2015 the Company issued 268,084 shares to three service providers and for services valued at a total value of $268,084, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

On January 26, 2016 and March 17, 2016, the Company issued 125,000 common shares to one service provider and 50,000 common shares to two service providers, respectively, for services valued at a total value of $251,250, arrived at using the stock price on date of grant of $1.75 and $0.65, respectively, per Nasdaq.com.

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

On March 24, 2016, a convertible note payable and warrants where was issued to GoldMed Ltd for a consideration of $75,000 The warrants and the beneficial conversion feature  were valued at $75,000, which resulted in a $75,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note.

On April 11, 2016, a convertible note payable and warrants was issued to Maz Partner. The warrants and the e beneficial conversion feature were valued at $80,000, which resulted in a $80,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note.

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

On June 6, 2016, a convertible note payable and warrants was issued to Alpha Capital. The warrants and the beneficial conversion feature were valued at $440,000, which resulted in a $440,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note.

On June 30, 2016, a convertible note payable and warrants was issued to Ilan Malka. The warrants and the embedded beneficial conversion feature were valued at $40,000, which resulted in a $40,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note.

On July 7, 2016, a convertible note payable and warrants was issued to Firstfire Global Opportunities Fund LTC. The warrants and the beneficial conversion feature were valued at $100,000, which resulted in a $100,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note.

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

On November 10, 2016, the Company issued 119,000 units to Guy Shalom in total amount of $47,600. Each unit consist 119,000 warrants exercisable for a two-year period in exercise price of $0.8 and 119,000 common shares.

The following table summarizes information of outstanding warrants as of December 31, 2016:

	Warrants	Warrant Term	Exercise Price	Exercisable
Investors - Class A Warrants (1)	5,918,719	2 years	$0.80	5,918,719
Investors - Class B Warrants (2)	1,350,000	2 years	$0.40	1,350,000
Investors - Class C Warrants (3)	5,072,492	(3)	$(3)	5,536,246
Alimi Ahmed - Class E Warrants (4)	900,000	(4)	$0.0001	900,000

The Class A Warrants were issued in connection with a private placement in reliance upon Regulation S, pursuant to which the Registrant sold a total of 5,918,719 units at a price of $0.40 per unit (the “Units”), each Unit comprised of one Share and one Class A Warrant exercisable at $0.80 per share with a term 24 months. While all of the Class A Warrants are exercisable within 60 days, in fact, none of these warrants will be exercised for the foreseeable future, based upon the exercise price of $0.80 per Share.

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

(4) A total of 2,700,000 Class E Warrants were issued by the Registrant to Lior Wayn pursuant to the terms of the Share Exchange Agreement and were exercisable in three equal tranches of 900,000 Shares each (the “Tranches”) at an exercise price of $0.0001 per Share, subject to and within 45 days of the Registrant achieving the milestones defined in the Share Exchange Agreement

On December 16, 2016, the Company filed a Form 8-K reporting the termination of Lior Way’s employment agreements with the Company and Emerald Ltd., and his removal as an executive officer and director. After the year-ended December 31, 2016, Mr. Wayn transferred, sold and assigned his 5,212,878 shares of the Company’s common stock and 900,000 Class E Warrants that were fully-vested to an entity controlled by Mr. Alimi Ahmed, then a member of the Company’s Board of Directors. This transaction was reported in the Company’s Form 8-K filed with the SEC on January 27, 2017. Effective as of December 31, 2016, the remaining 1,800,000 Class E Warrants that had been issued to Mr. Wayn Warrants were canceled.

Sale of Unregistered Securities

During the last two years, the Registrant issued the following restricted shares which were not registered under the Act

On June 18, 2015 and July 21, 2015, after the Company ceased to be a shell company, the Company issued and sold unregistered securities, as set forth in the table below, in private offering of a total of 2,925,000 units at a price of $0.40. Each Unit consisted of one Share and one Class A Warrant exercisable to purchase one additional Share of Common Stock at a price of $0.80 (the “Units”). The sales were made without registration under the Act in reliance upon the exemptions provided in Section 4(2) of the Act and Reg S.

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

On July 16, 2015, the Registrant issued Class B Warrants and Class C Unit Warrants to the following entities for bona fide services to the Registrant. The issuances of these Warrants were in consideration for services and was made without registration under the Act in reliance upon the exemptions provided in Section 4(2) of the Act and Reg S.

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

The issuance and sale of Shares to Shirat Hahayim and Pnina Rosenbluem, residents of the State of Israel, and David Treves, resident of Australia, without registration under the Act, was made in reliance upon the exemptions provided in Section 4(2) of the Act and and Regulation S promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Act. The issuance of Shares to Lyons Capital LLC, without registration under the Act, was in reliance upon Section 4(2) and Regulation D promulgated by the SEC under the Act.

During 2016, the Registrant issued and sold common Shares as set forth on the table below:

Name of Issuee	Date of Issuance	Number of Shares	Consideration	Bases for Issuance
Yair Fudim	02/18/2016	482,000	Valued at $0.9995 per share	Services
Estery Giloz Ran	02/18/2016	482,000	Valued at $0.9995 per share	Services
Baruch Kfir	02/18/2016	231,000	Valued at $0.9995 per share	Services
Legend Securities Inc	03/17/2016	50,000	Valued at $0.65per share	Services
JFS Investments PR LLC	01/26/2016	125,000	Valued at $1.75 per share	Services
Garden state securities Inc	05/04/2016	150,000	Valued at $0.70 per share	Services
JFS Investments PR LLC	05/10/2016	41,667	Valued at $0.71 per share	Services
Kodiak Capital Group LLc	05/18/2016	150,000	Valued at $0.68 per share	Services
Alpha Capital Anstalt	06/26/2016	125,000	Valued at $0.70 per share	Services
Legend Securities Inc	06/28/2016	50,000	Valued at $0.70 per share	Services
JFS Investments PR LLC	06/30/2016	333,333	Valued at $0.68 per share	Services
VAR Growth Corporation	07/01/2016	300,000	Valued at $0.71 per share	Services
David Treves	07/27/2016	6,767	Valued at $0.53 per share	Services
Firstfire Global Opportunities Fund LLC	08/04/2016	31,250	Valued at $0.49 per share	Services
Guy Shalom	10/11/2016	119,000	$0.40 per share	Investment
Total Shares Issued		2,677,017

During 2016, the Registrant issued Class A Warrants and Class B Unit Warrants to the following entities for bona fide services to the Registrant. The issuances of these Warrants were in consideration for convertible note payable and was made without registration under the Act in reliance upon the exemptions provided in Section 4(2) of the Act and Reg S.

Name of Subscriber	Bases for Issuance	Date of Issuance	Price Per Unit	Class A Warrant Issued	Class B Warrant Issued
Ilan Malca	Subscription Agreement	05/24/2016	$0.40	100,000	-
Alpha Capital Anstalt	Subscription Agreement	05/30/2016	$0.40	1,000,000	1,000,000
Maz Partners LP	Subscription Agreement	03/31/2016	$0.40	200,000	-
Chi Squared Capital Inc	Subscription Agreement	05/30/2016	$0.40	100,000	100,000
Firstfire Global Opportunities Fund LLC	Subscription Agreement	07/07/2016	$0.40	250,000	250,000
Guy Shalom	Investment Agreement	10/11/2016	$0.40	119,000	-
Total Warrants Issued				1,769,000	1,350,000

Recent Option Grants

On October 1, 2015, the Company’s board of directors approved a grant of 592,000 options to certain of its employees and consultants. Each option is exercisable to purchase a share of common stock at an exercise price equal to $0.01-$0.4 per share. As of December 31,2016, 561,280 options were fully vested and 30,720 options were canceled. As a result, the Company recognized share-based payment net expenses in 2016 and 2015 in the amount of $141,436 and $398,575 respectively.

On February 11, 2016, the Company’s board of directors approved a grant of 70,533 options to certain of its employees. Each option is exercisable to purchase a share of common stock at an exercise price equal to $0.01-$0.4 per share. As of December 31,2016, 47,133 options were fully vested and 31,500 options were canceled. As a result, the Company recognized share-based payment expenses in 2016 in the amount of $21,798.

On February 18, 2016, the Company’s board of directors approved a grant of 1,466,700 options to certain of its employees and consultants. Each option is exercisable to purchase a share of common stock at an exercise price equal to $0.01- $0.4 per share. As of December 31,2016, all the options were fully vested. As a result, the Company recognized share-based payment expenses in 2016 in the amount of $1,389,614.

On May 5, 2016, the Company’s board of directors approved a grant of 93,750 options to certain of consultants. Each option is exercisable to purchase a share of common stock at an exercise price equal to $0.001 per share. As of December 31, 2016, all the options were fully vested. As a result, the Company recognized share-based payment expenses in 2016 in the amount of $61,455.

On October 1, 2016, the Company’s board of directors approved a grant of 2,514,500 options to certain of its executive, director and consultants. Each option is exercisable to purchase a share of common stock at an exercise price equal to $0.001- $0.4 per share. As of December 31, 2016, 1,111,500 options were fully vested and $450,000 thousands were canceled. As a result, the Company recognized share-based payment expenses in 2016 in the amount of $396,222.

On November 3, 2016, the Company’s board of directors approved a grant of 339,000 options to certain of its employees. Each option is exercisable to purchase a share of common stock at an exercise price equal to $0.2-$0.4 per share. As of December 31,2016, 139,000 options were fully vested. As a result, the Company recognized share-based payment expenses in 2016 in the amount of $40,747.

A summary of the Company’s activity related to options to employees, executives and directors and related information is as follows:

	For the year ended December 31, 2016			For the year ended December 31, 2015
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$		$	$
Outstanding at beginning of year	561,280	0.0666		-	-	-
Granted	5,440,483	0.1336		592,000	0.06
Exercised	(697,086)	-		-	-
Cancelled	(550,000)	(0.3956)		(30,720)

Outstanding at the end of year	4,193,397	0.11	1,006,415	561,280	0.06	527,603
Vested and expected-to-vest at end of period	3,288,062	0.11	789,134	561,280	0.06	527,603

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common shares on December 31, 2016 and December 31, 2015 respectively and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of December 31, 2016, and December 31, 2015, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding as of December 31,		Weighted average remaining contractual life – years as of December 31,		Stock options exercisable as of December 31,
	2016	2015	2016	2015	2016	2015

0.4	1,208,600	78,720	9.25	8.75	1,208,600	78,720
		-
0.2	1,870,000	-	9		1,870,000	-
(*)	1,114,797	482,560	9.25	8.75	1,114,797	482,560
	4,193,397	561,280	9.25	8.75	4,193,397	561,280

(*)       Less than 1%

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the year ended December 31, 2016 and 2015 was $2,028,805 and $397,547, respectively.

The fair value of the stock options is estimated at the date of grant using Black-Scholes options pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2016	2015

Expected volatility	157%	70.0%
Risk-free interest	0.69%	1.0%
Dividend yield	0%	0%
Expected life of up to (years)	6.0	6.0

Note 4. Related Party Transactions.

On July 16, 2015, five holders of Emerald debt with principal amount of $87,910 converted their debt into 274,719 units at a conversion price of $0.32 per unit, each unit comprised of one share of common stock and one Class A warrant exercisable at $0.80 per share with a term of 24 month. The Company recognized Loss on settlement of debt of $678,027 on the statements of operations.

On July 14, 2015, the Company issued Emerald’s CEO and founder, Lior Wayn, 5,474,545 shares as per the share purchase agreement valued at $877,380, valued on the date of grant using the closing price of common stock on that date.

Following the closing of the reverse merger, the $490,000 loan from Emerald Medical Applications Corp. to Emerald Medical Applications Ltd. was rendered an intercompany loan and as such was written off.

The Company’s former CEO, Lior Wayn, was owed $3,252 and $3,480 payable as of December 31, 2016 and December 31, 2015, respectively.

On February 18, 2016, the Company issued 1,195,000 shares to three acting directors, for services valued at a total value of $1,194,403, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

On October 1, 2016, The Company granted its Chairman a total of 180,000 stock options (the “Options”). Of this amount 90,000 Options were fully vested immediately and 90,000 Options over vest periods of 8 quarters. The options are exercisable at prices of $0.20 per Share. The options were valued using the Black-Scholes option pricing model with 113% volatility and 1.14% discount rate for a total value of $64,518. Of this amount, $35,668 was expensed in 2016 with the remaining balance will be expensed in 2017 and 2018, 16,485 and 12,364 respectively.

Note 5. Employee Payable.

As of December 31, 2016, the Company had a total of $101,341. As of December 31, 2015, the Company had a total of $29,092 of which $3,480 were related party and $25,612 were unrelated party employee payable related to the monthly wages payable to the Company’s employees.

Note 6. Notes Payable

Convertible Notes Payable – see note 3

Note Payable - Non-Convertible

On July 8, 2014, the Company issued a convertible promissory note to Axel Springer Plug & Play Accelerator GmbH (the “Holder”) in the amount of $29,719. As of December 31, 2015, and 2016, the Company had accrued interest of $2,013 and $0 respectively. As of December 31, 2015, the convertible note is no longer convertible as Axel Springer did not exercise its option to convert upon occurrence of a qualifying event

Note 7. Commitments and Contingencies

The Company received grants to fund research and development projects from the State of Israel according to guidelines and procedures of the Office of the Chief Scientist of the Ministry of Industry and Trade. According to the agreement, the Company is obligated to pay royalties on the sale of products developed with the participation of the Chief Scientist. The royalty rate is 3.5% of sales and the total royalties will not exceed the amount of the grants received. As of December 31, 2016, total grants received amounted approximately $222 thousands.

The obligation to pay royalties is contingent upon the successful outcome of the Company’s research and development projects and the attainment of sales. The Company has no obligation to pay royalties, if sales are not generated, and if the research and development project fails.

Note 8. Derivative Liabilities from Convertible Notes - Axel Springer

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the twelve-month period ended December 31, 2015, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of December 31, 2015, were: Volatility of 143.9% for the twelve-month period ending December 31, 2015, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

Fair Value Measurements at December 31, 2015

Level 3 - Derivative liabilities from:	Balance at December 31, 2014	New Issuances	Extinguishment	Change in Fair Value	Balance at December 31, 2015
Convertible Note	$20,532	$-	$(20,532)	-	$-

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation for probability percentages assigned to future expected settlement possibilities. A significant increase (decrease) in this distribution of percentages would result in a higher (lower) fair value measurement.

The Company had no liabilities that were measured and recognized at fair value as of December 31, 2016 and December 31, 2015

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended December 31, 2016.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of December 31, 2016 or December 31, 2016 and the years then ended.

Note 9. Other Receivables.

As of December 31, 2016, and December 31, 2015, the Company had other receivables of $9,356 and $25,797, respectively, which represent VAT refunds claimed resulting from excess VAT paid over VAT received from the Israeli government.

Note 10. Accounts Payable and Accrued Liabilities.

As of December 31, 2016, and December 31, 2015 the Company had accounts payable and accrued liabilities of $258,795 and $90,705, respectively, which mainly represent accrued expenses such as accrued vacation and deferred salary.

Note 11. Litigation Accruals.

On November 9, 2015, the Company received a notice of claim from Tomer Maharshak & Co., Israel, the Company’s former attorneys, for legal fees allegedly owed by the Company and its wholly owned Israeli subsidiary, Emerald Medical Applications Ltd. On December 12, 2015 and December 23, 2015, the claim was settled for cash payment and the Company recorded neither a gain nor a loss on the settlement. As of December 31, 2015, the litigation accrual balance is zero and there are currently no ongoing litigations against the Company.

Note 12. Income Taxes.

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate tax rates

The Company is subject to Israeli corporate tax rate of 26.5% in 2015, 25% in 2016, 24% in 2017 and 23% from 2018. The Company is subject to a blended U.S. tax rate (federal as well as state corporate tax) of 35%.

As of December 31, 2016, the Company generated net operating losses in Israel of approximately $2,484,835, which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2016, the Company generated net operating losses in the U.S. of approximately $14,670,241. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of December 31,
	2016	2015
	(in thousands)
Net loss carry-forward	$17,155,076	$471,980

Total deferred tax assets	5,730,945	125,075
Valuation allowance	(5,730,945)	(125,075)

Net deferred tax assets	$-	$-

Note 13. Subsequent Events.

On January 26, 2017, Lior Wayn, the Company's former CEO and director, transferred and assigned all of his 5,212,878 shares of common stock and 900,000 of his Class E Warrants to an entity controlled by Alimi Ahmed, who was a newly-appointed director of the Company. Effective on April 2, 2017, Mr. Alimi was appointed as Chairman of the Company’s Board of Directors, replacing Mr. Yair Fudim, who will continue to serve as a member of the Board of Directors. Effective December 31, 2016, the remaining 1.7 million Class E Warrants that had been issued to Mr. Wayn were cancelled.

Mrs. Adi Zamir, the Company’s CEO, reported to the Board of Directors on March 26, 2017 that pursuant to the terms of her employment agreement, she would cease serving as CEO effective on June 23, 2017. During the period from March 26, 2017 until June 23, 2017, Mrs. Zamir will continue to serve as CEO unless the Company appoints a new CEO prior to June 23, 2017. If the Company does appoint a new CEO prior to such date, Mrs. Zamir will continue to serve the Company in a non-executive officer capacity, until June 23, 2017.

On July 7, 2016, the Company announced that it was awarded first prize of 500,000 Euros or approximately U$526,000, over 3,500 other competing tech companies in the Publicis Groupe 90 initiative at the inaugural edition of Viva Technology Paris. On February 24, 2017, the Registrant accepted a Reg S Subscription Agreement from Publicis 90 in consideration for the issuance to Publicis 90 of 1,315,563 restricted shares of the Registrant’s common stock at a subscription price of $0.40 per share. The issuance was made in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Regulation S promulgated by the SEC under the Act.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2016, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2016 under the COSO framework .

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO ) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2016.  Management has identified corrective actions for the weakness and will begin implementation during the second quarter of 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Adi Zamir	42	CEO
David Ben Naim	47	CFO
Yair Fudim	66	Director
Alimi Ahmed	47	Chairman
Dr. Estery Giloz-Ran	42	Director
Dr. Ascher Shmulewitz	60	Director

Adi Zamir, 41, the CEO since August 28, 2015. Prior to her position as CEO, Ms. zamir served as VP Product and COO in Emerald. Ms. zamir served as head of the Training Division (VP), business line, testing and training at Ness Technologies, a leading ICT firm in Israel. Ms. zamir also brings extensive knowledge and experience in the implementation of crowdsourcing projects as a member of the Audit committee of the Israeli Wikimedia organization.

Yair Fudim, 66 , Director. Mr.Fudim served as Chairman of the Registrant’s Board of Directors from April 30, 2015 until December 25, 2016. Mr. Fudim has also been serving as Chairman and CEO of Peregrine Industries, Inc., a public company (OTCQB: PGID) since July 2013. During the past five years, Mr. Fudim has also served as Chairman of Dolomite Holdings Ltd., a public company organized in Israel and listed on the Tel Aviv Stock Exchange (“TASE”) since February 2013, prior to which he served as Dolomite’s CEO from February 2010 until March 2013. From April 1991 through April 2013, Mr. Fudim served as CEO of Leader Holdings & Investments Ltd (“Leader Holdings”), a public company organized in Israel and listed on the TASE; Mr. Fudim also serves as Chairman of the Board of Leader Capital Markets Ltd., a TASE listed public company organized in Israel and a subsidiary of Leader Holdings. Mr. Fudim holds a B.A. in Economics and an MBA from the Hebrew University of Jerusalem.

Dr. Estery Giloz-Ran, 42, a director since September 6, 2015, is a Certified Public Accountant, received a PhD in tax, accounting and finance from the Business Administration Department at the Ben-Gurion University in Beer Sheva, Israel in 2013. During the past five years, Dr. Giloz-Ran has served as Head of Accountancy at Peres Academic Center, a leading Israeli college located in Rehovot, Israel. Dr. Giloz-Ran presently serves as a director of: (i) Kamada Ltd, an Israeli biotech company listed on NASDAQ and Tel-Aviv Stock Exchange/TASE; (ii) Vaxil Bio Ltd, an Isreali biotech company listed on TASE, and (iii) Suny Electronic Inc. Ltd, an Israeli electronics company listed on TASE. Since 2006, Dr. Giloz-Ran has been lecturing at Ben-Gurion University at the Faculty of Business and Management - Department of Economics and Accounting. Dr. Giloz-Ran was a Visiting Assistant Professor of Finance at the Syms School of Business at Yeshiva University, New York and a Visiting Scholar at New York University - Leonard N. Stern School of Business, New York. Dr. Giloz-Ran served as a tax consultant and tax capital investment law adviser at Intel Corporation in Israel.

Dr. Ascher Shmulewitz, age 60: Dr. Shmulewitz has served as chairman of Therapix Biosciences Ltd (OTCQB: THXBY and TASE: THXBY), an Israel-headquartered emerging specialty pharmaceutical company developing unique Cannabinoid technologies in treatment of central nervous system (CNS) disorders, since January 2014 and on the board of directors since February 2013. Dr. Shmulewitz, an inventor and serial entrepreneur involved in biomedical technologies, has originated over two dozen life science companies including NeoVision Inc., Labcoat Medical Ltd., Arteria Inc., Circulation Inc. and X-Cardia Inc., many of which companies he led to successful exits through M&A transactions with large medical device companies. Dr. Shmulewitz has vast experience in the venture capital arena as an investor, manager and entrepreneur in dozens of companies and ventures as well as an M.D. Dr. Shmulewitz co-founded San Francisco Science and the Incumed Group for seed investments, and is the founder of Medgenesis Partners Ltd., an Israeli private investment firm and incubator that has invested in over a dozen ventures. Dr. Shmulewitz previously held senior executive positions at Advanced Technology Laboratories Inc. Dr. Shmulewitz received an MD degree from The Technion Medical School and a Ph.D. degree in Engineering from Tel Aviv University, Israel.

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

NASDAQ Rule 4200 . The NASDAQ Rule 4200, which sets forth several tests to determine whether a director of a listed company is independent. Rule 4200 provides that a director would not be considered independent if the director or an immediate family member accepted any compensation from the listed company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence (excluding compensation for board or board committee service, compensation paid to an immediate family member as a non-executive employee, benefits paid under a tax-qualified retirement plan and non-discretionary compensation).

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

Potential Conflicts of Interest . Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our Executives or Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table depicts the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers during the fiscal years ending December 31, 2016 and 2015.

		Annual Compensation				Long Term Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
Name and Principal		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Position	Year	($)	($)	($)	($)	($)	($)

Lior Wayn, former CEO (1)	2015	149,064	—	—	—	—	—
Lior Wayn, former CEO (1)	2016	81,158	—	—	—	—	—
Liron Carmel, former CEO (2)	2015	2,500	—	—	—	—	—
Oded Gilboa, former CFO (3)	2015	79,353	—	—	—	—	—
Adi Zamir, CEO	2016	79,427	—	—	—	—	—
David Ben Naim CFO	2016	30,148

Executive Employment Agreements

(1) Emerald’s employment agreement with Lior Wayn, dated January 1, 2015 and terminated effective November 16, 2016, provided for a base annual salary of NIS46,000 which is equivalent to approximately $12,000 for which Mr. Wayn was required to devote 100% of his business time to the affairs of Emerald. In addition, Mr. Wayn’s agreement also provided for the payment of cash bonuses as follows: (i) a bonus equal to 5% of the monthly revenues of Emerald during the years ending December 31, 2015 and 2016, payable quarterly; and (ii) a cash bonus equal to 7 months base salary only in the event that the Registrant raises at least $1,150,000 from: (i) the sale of equity securities at a price of not less than $0.80 per Share; or (ii) the exercise of warrants at an exercise price of not less than $0.80 per Share.

(2) Liron Carmel was the sole executive officer during 2014.

(3) The employment agreements between Mr. Gilboa, former CFO, and the Registrant and Emerald, dated March 22, 2015 and February 25, 2015, respectively, provided as follows: (i) the Registrant shall pay Mr. Gilboa cash compensation for the initial two month period a total of $2,000 following which Mr. Gilboa will be paid at the rate of $3,000 per month and, as additional compensation, the Registrant issued Mr. Gilboa 125,000 restricted Shares; and (ii) Emerald shall pay Mr. Gilboa cash compensation of NIS13,200 which is equivalent to approximately $3,450 per month.

Option Grants

There were no individual grants of stock options to purchase our Common Stock made to the executive officers named in the Summary Compensation Table. However, the Registrant issued Class E Warrants to Lior Wayn at the Closing exercisable to purchase 2,700,000 Shares in three equal tranches of 900,000 Shares each, at a price of $0.0001 per Share. As of December 2016, 1,800,000 were canceled.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during period ending December 31, 2016 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Outstanding Warrants

The following table summarizes information of outstanding warrants as of December 31, 2015:

	Warrants	Warrant Term	Exercise Price	Exercisable
Investors - Class A Warrants (1)	4,149,719	2 years	$0.80	4,149,719
Investors - Class B Warrants (2)	2,500,000	2 years	$0.40	2,500,000
Investors - Class C Warrants (3)	5,072,492	(3)	(3)	55,072,492
Alimi Ahmed- Class E Warrants (4)	900,000	(4)	0.0001	900,000

(1) The Class A Warrants were issued in connection with a private placement in reliance upon Regulation S, pursuant to which the Registrant sold a total of 4,149,719 units at a price of $0.40 per unit (the “Units”), each Unit comprised of one Share and one Class A Warrant exercisable at $0.80 per share with a term 24 months. While all of the Class A Warrants are exercisable within 60 days, in fact, none of these warrants will be exercised for the foreseeable future, based upon the exercise price of $0.80 per Share.

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

(4) A total of 2,700,000 Class E Warrants were issued by the Registrant to Lior Wayn pursuant to the terms of the Share Exchange Agreement, exercisable in three equal tranches of 900,000 Shares at an exercise price of $0.0001 per Share, subject to and within 45 days of the Registrant achieving the milestones defined in the Share Exchange Agreement.

On December 16, 2016, the Company filed a Form 8-K reporting the termination of Lior Way as CEO of the Registrant and of Emerald Ltd and the termination of his employment agreements with both, as well as his removal as a director. After the year-ended December 31, 2016, Mr. Wayn transferred, sold and assigned his 5,212,878 shares of the Company’s common stock and 900,000 Class E Warrants to an entity controlled by Mr. Alimi Ahmed, who was then a member of the Company’s Board of Directors. This transaction was reported in the Company’s Form 8-K filed with the SEC on January 27, 2017. On April 4, 2017, Mr. Ahmed was appointed as Chairman of the Board of Directors. Effective as of December 2016, the remaining 1,800,000 Class E Warrants that had been issued to Mr. Wayn were canceled.

Certain Relationships and Related Party Transactions and Director Independence

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2015 and 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table depicts the beneficial ownership of our common stock as of March 31, 2017. The information provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Adi Zamir, CEO	-	-
22 Hasharon Street
Kfar Saba, Israel.

David Ben Naim, CFO	-	-
25 Dovnov Street
Holon. Israel.

Alimi Ahmed, Chairman (2)	5,329,545	25%
Hapardes 1
Ein Vered, Israel

Yair Fudim, Director and former Chairman	482,000	2.26%
Zhitomir Street
Tel-Aviv, Israel

Publicis Group Ltd	1,315,563	6.2%
133 Av. des Champs-Élysées
Paris, France

Dr. Estery Giloz-Ran, Director	756,990	3.55%
57/8 Borocov
Givataim, Israel

Dr. Ascher Shmulewitz Director	-	-
20 Yoav Street,
Tel-Aviv, Israel

Officers and Directors as a Group (6 persons)	6,568,535	30.87%

(1) Applicable percentage ownership is based on 21,278,291 shares of common stock outstanding as of March 31, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

2) The number of shares and percentage ownership owned by Mr. Alimi Ahmed does not includes 900,000 Class E Warrants that are fully-vested and are exercisable at $0.0001 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Certain Related Party Transactions

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2015 and 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed Deloitte as independent public accountant for the fiscal years ended December 31, 2016.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M &K CPAS PLLC for the audit of the Registrant’s annual financial statements for the year ended December 31, 2015 and 2014 and fees billed for other services rendered by M&K CPAS PLLC during those periods.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Audit fees (1)	$15,000	$6,500
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3.1	Delaware Certificate of Incorporation, attached to the Registrant’s Form S-1 as filed with the SEC on August 5, 2015.
3.1(a)	Amendment to Certificate of Incorporation reflecting name change, attached to the Registrant’s Form S-1 as filed with the SEC on August 5, 2015.
3.1(b)	Amendment to Certificate of Incorporation reflecting reverse stock split, attached to the Registrant’s Form S-1 as filed with the SEC on August 5, 2015.
3.2	Bylaws, attached to the Registrant’s Form S-1 as filed with the SEC on August 5, 2015.
4.1	Class A Warrant Agreement, filed with the Company’s Form 8-K on July 15, 2015.
4.2	Class B Warrant Agreement, filed with the Company’s Form S-1 on August 5, 2015.
4.3	Class C Warrant Agreement, filed with the Company’s Form S-1 on August 5, 2015.
4.4	Class E Warrant Agreement, filed with the Company’s Form 8-K on July 15, 2015.
10.1	Non-Binding MOU between the Registrant and Artsys 360 Ltd dated December 2, 2014, filed with Company’s 8-K on December 2, 2014
10.2	Non-Binding MOU between the Registrant and Emerald Medical Applications Ltd. dated December 30, 2014 filed with Company’s 8-K on January 2, 2015
10.3	Loan Agreement between the Registrant and Emerald dated February 2, 2015, filed with Registrant’s 8-K on February 13, 2015
10.4	Share Exchange Agreement between the Registrant and Emerald dated March 15, 2015 filed with Registrant’s 8-K on March 16, 2015.
10.5	Loan Agreement between the Registrant and Emerald dated March 19, 2015 filed with the Registrant’s 8-K on March 24, 2015
10.6	Loan Agreement between the Registrant and Emerald Medical Applications Ltd. dated June 2, 2015, filed with Registrant’s Form 8-K on June 6, 2015
10.7	Employment Agreement between Emerald and Lior Wayn dated January 1, 2015, filed with the Company’s Form 8-K on July 15, 2015.
10.8	Employment Agreement between the Registrant and Oded Gilboa dated March 22, 2015, filed with the Company’s Form 8-K on July 15, 2015.
10.9	Employment Agreement between Emerald and Oded Gilboa dated February 25, 2015, filed with the Company’s Form 8-K on July 15, 2015.
10.10	Form of Look-Up Agreement between the Registrant and Selling Security Holders and Class B Warrant Holders, filed with the Form S-1 on August 5, 2015.
10.11	Corporate Advisory Services Agreement between the Registrant and Meyda Consulting Ltd, filed with the Registrant’s Form S-1 on August 5, 2015.
10.12	Form of Consultant’s Corporate Advisory Service Agreement, filed with the Registrant’s Form S-1 on August 5, 2015.
10.13	Distribution Agreement between Derma Italy SRL and Emerald dated August 12, 2015, filed with the Registrant’s Form S-1 on October 2, 2015.
10.14	Distribution Agreement between S. Bokhorst, Creatiekracht and Emerald dated December 1, 2013, filed with the Registrant’s Form S-1 on October 2, 2015.
10.15	Distribution Agreement between Medical Edge Pty Ltd. and Emerald dated February 6, 2014, filed with the Registrant’s Form S-on October 2, 2015.
10.16	Project Agreement between Realize S.A. and Ubitech and Emerald dated January 14, 2015, filed with the Registrant’s Form S-1 on October 2, 2015.
10.19	Advisory Agreement between the Company and Garden State Securities dated February 17, 2016, filed with the Company’s Form 8-K on February 25, 2016.
10.20	Equity Purchase Agreement between the Company and Kodiak Capital Group LLC dated May 12, 2016, filed with the Company’s Form 8-K on May 18, 2016.
10.21	Registration Rights Agreement between the Company and Kodiak dated May 12, 2016, filed with the Company’s Form 8-K on May 18, 2016.
10.22	Securities Purchase Agreement between the Company and Purchasers dated June 20, 2016, filed with the Company’s Form 8-K on June 22, 2016.
10.23	Registration Rights Agreement between the Company and Purchasers dated June 20, 2016, filed with the Company’s Form 8-K on June 22, 2016.
10.24i	$400,000 Secured Convertible Note payable to Alpha Capital Anstalt dated June 20, 2016, filed with the Company’s Form 8-K on June 22, 2016.
10.24ii	$40,000 Secured Convertible Note payable to Alpha dated June 20, 2016, filed with the Company’s Form 8-K on June 22, 2016.
10.25i	Class A Warrant issued to Alpha to purchase 1,000,000 shares of common stock dated June 20, 2016, filed with the Company’s Form 8-K on June 22, 2016.
10.25ii	Class A Warrant issued to Alpha to purchase 100,000 shares of common stock dated June 20, 2016, filed with the Company’s Form 8-K on June 22, 2016.
10.26i	Class B Warrant issued to Alpha to purchase 1,000,000 shares of common stock dated June 20, 2016, filed with the Company’s Form 8-K on June 22, 2016.
10.26ii	Class A Warrant issued to Alpha to purchase 100,000 shares of common stock dated June 20, 2016, filed with the Company’s Form 8-K on June 22, 2016.
10.27	Security Agreement between the Company and Alpha dated June 20, 2016, filed with the Company’s Form 8-K on June 22, 2016.
10.28	Operating Agreement between the Company and Terem Ichilov Medical Center dated February 21, 2016, filed with the Company’s S-1 on July 27, 2016.
10.29	License and Services Agreement between the Company and LBT Laser Brasil Technology dated April 14, 2016, filed with the S-1 on July 27, 2016.
10.30	Securities Purchase Agreement between the Company and Firstfire Global Opportunities Fund dated July 7, 2016, filed with the Form 8-K on July 29, 2016.
10.31	Registration Rights Agreement with Firstfire dated July 7, 2017, filed with the Form 8-K on July 29, 2016.
10.32	$100,000 Secured Convertible Note payable to Firstfire dated July 7, 2016, filed with the Form 8-K on July 29, 2016.
10.33	Class A Warrant issued to Firstfire to purchase 250,000 shares of common stock dated July 7, 2016, filed with the Form 8-K on July 29, 2016.
10.34	Class B Warrant issued to Firstfire to purchase 250,000 shares of common stock dated July 7, 2016, filed with the Form 8-K on July 29, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

EMERALD MEDICAL APPLICATIONS CORP.

By:	/s/ Adi Zamir

Adi Zamir, Chief Executive Officer
(Principal Executive Officer)
Date: April 18, 2017

By:	/s/ David Ben Naim
David Ben Naim, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: April 18, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alimi Ahmed
Alimi Ahmed, Chairman
Date: April 18, 2017

