Form 10-Q
period 2017-03-31
Emerald Medical Applications Corp.
filed 2017-05-22
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

On May 22, 2016, the Registrant had 21,278,291 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Emerald Medical Applications Corp.
Balance Sheets
As of March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$122,992	$4,486
Other receivable	11,520	9,356
Total current assets	134,512	13,842

Fixed assets, net
Restricted cash	12,618	11,925
Fixed assets, net of accumulated depreciation of $25,967 at March 31, 2017 and $21,029 at December 31, 2016	29,169	31,803
Total assets	$176,299	$57,570

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$225,094	$198,795
Accounts payable - related party	82,645	125,962
Employee payable	69,935	161,341
Accrued interest payable	47,468	32,768
Short term note payable	31,470	29,743
Convertible notes, net of discount of $121,667 at March 31, 2017 and $305,417 at December 31, 2016	593,338	409,588
Total current liabilities	1,049,950	958,197
Total liabilities	1,049,950	958,197

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized;
21,247,041 and 19,931,478 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	2,126	1,994
Accumulated other comprehensive income	(19,337)	(19,337)
Additional paid-in capital	14,411,688	13,826,957
Accumulated deficit	(15,268,128)	(14,710,241)
Total stockholders' deficit	(873,651)	(900,627)
Total liabilities and stockholders' equity (deficit)	$176,299	$57,570

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Operations
For the Three Months ended March 31, 2017 and 2016
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2017	March 31, 2016

Revenues	$-	$-

Expenses:
Research and development	178,887	103,348
General and administrative expenses	158,165	1,799,520
Total operating expenses	337,052	1,902,868

Loss from operations	(337,052)	(1,902,868)

Finance income (expense):
Finance income (expense)	(220,835)	2,638
Total finance income (expense)	(220,835)	2,638

Net loss	$(557,887)	$(1,900,230)

Basic and diluted (net loss per share)	$(0.03)	$(0.11)
Weighted average shares outstanding - basic and diluted	20,443,063	17,351,957

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2017	March 31, 2016
Net loss	$(557,887)	$(1,900,230)
Change in unrealized foreign currency translation gain (loss)	-	(4,838)
Total comprehensive loss	$(557,887)	$(1,905,068)

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.
Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2017	March 31, 2017
Operating Activities:

Net loss	$(557,887)	$(1,900,230)
Depreciation expense	3,488	2,509
Amortization of debt discount	183,750	1,438
Shares issued for services	-	1,445,653
Options issued for services	-	63,824
Employee option expenses	58,650	210,490
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Decrease in accounts payable and accrued expenses	(33,699)	(14,724)
Decrease in employees payable	(31,406)	-
Decrease in amounts due from related party	(41,590)	-
Increase in accrued interest	14,700	(7,759)
Increase (decrease) in other receivables	(2,166)	25,797
Net cash used in operating activities	(406,160)	(173,002)

Investing Activities:
Increase in restricted cash	(693)	-
Purchase of fixed assets	(854)	-
Net cash provided by investing activities	(1,547)	-

Financing Activities:
Proceeds from sale of common stock (net of issuance expenses)	526,213	-
Proceeds from issuance of convertible debt	-	75,000
Issuance of non-convertible note	-	82,250
Net cash provided by financing activities	526,213	157,250

Effect of exchange rates on cash and cash equivalents	-	(4,838)

Net increase (decrease) in cash	118,506	(20,570)
Cash and cash equivalents - beginning of period	4,486	115,449
Cash and cash equivalents - end of period	$122,992	$94,859

Non-cash transactions:
BCF due to convertible note payable	$-	$75,000
Cashless conversion of class B warrants	$-	$193

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp
Notes to Unaudited Interim Financial Statements
March 31, 2017

Note 1. The Company and Significant Accounting Policies.

Organizational Background:

Emerald Medical Applications Corp (the "Registrant"), was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International Inc. ("Zaxis"). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International Inc. and the Company was reincorporated in Delaware as Zaxis. On December 30, 2014, Zaxis entered into a non-binding Memorandum of Understanding with Emerald Medical Applications Ltd., which was then a private limited liability company incorporated under the laws of the State of Israel ("Emerald").

On March 16, 2015, Zaxis and Emerald Ltd executed the Share Exchange Agreement. Pursuant, which closed on July 14, 2015 and was accounted for as a reverse recapitalization. As a result, the historical financial statements of the Registrant were replaced with the historical financial statements of Emerald.

The Company and its subsidiary Emerald, are collectively referred to as the "Company".

Emerald Applications Ltd, a wholly-owned subsidiary of the Registrant effective July 14, 2015, was organized as a privately-owned company under the laws of the State of Israel on February 17, 2010. Emerald is a mobile digital health startup company engaged in the development, sale and service of imaging solutions utilizing its proprietary DermaCompare software that it developed for use in derma imaging and analytics ("DermaCompare"). Emerald believes that its proprietary DermaCompare software represents an advancement in skin cancer screening that should enable physicians to more readily identify and monitor changes in their patients' skin characteristics.

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

Basis of Presentation and significant Accounting Policies:

The accompanying consolidated financial statements include the accounts of the Company or in the first person notations "we," "us" and "our") and its wholly owned subsidiary prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses.  Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission ("SEC").  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Note 2. Stockholders' Equity.

Recent Issuances of Common Stock

On July 7, 2016, the Company announced that it was awarded first prize of 500,000 Euros or approximately U$526,000, over 3,500 other competing tech companies in the Publicis Groupe 90 initiative at the inaugural edition of Viva Technology Paris. On February 24, 2017, the Registrant accepted a Reg S Subscription Agreement from Publicis 90 in consideration for the issuance to Publicis 90 of 1,315,563 restricted shares of the Registrant's common stock at a subscription price of $0.40 per share. The issuance was made in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation S promulgated by the SEC under the Act.

Warrants

The following table summarizes information of outstanding warrants as of March 31, 2017:

	Warrants	Warrant Term	Exercise Price	Exercisable
Investor - Class A Warrants (1)	5,918,719	2 years	$0.80	5,918,719
Investor - Class B Warrants (2)	1,350,000	2 years	$0.40	1,350,000
Investor - Class C Warrants (3)	5,072,492	(3)	$(3)	5,536,246
Alimi Ahmed - Class E Warrants (4)	900,000	(4)	$0.0001	900,000

(1) The Class A Warrants were issued in connection with a private placement in reliance upon Regulation S, pursuant to which the Registrant sold a total of 5,918,719units at a price of $0.40 per unit (the "Units"), each Unit comprised of one Share and one Class A Warrant exercisable at $0.80 per share with a term 24 months. While all of the Class A Warrants are exercisable within 60 days, in fact, none of these warrants will be exercised for the foreseeable future, based upon the exercise price of $0.80 per Share.
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

Employee Stock Options

A summary of the Company's activity related to options to employees, executives and directors and related information is as follows:

	For the three month period ended March 31, 2017
	Number of Options	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2016	4,193,397	0.11	-
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at March 31, 2017	4,193,397	0.11	335,471
Vested and expected-to-vest at end of period	3,454,412	0.11	276,352

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company's common shares on March 31, 2017 and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of March 31, 2017 have been separated into exercise prices, as follows:

($)	Stock options outstanding as of March 31, 2017	Weighted average remaining contractual life - years as of March 31, 2017	Stock options exercisable as of March 31, 2017
0.4	1,208,600	9.00	1,208,600
0.2	1,870,000	8.75	1,870,000
(*)	1,114,797	9.00	1,114,797
	4,193,397	9.00	4,193,397

(*) Less than $0.01

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the three month periods ended March 31, 2017 and 2016, were $58,650 and $210,490, respectively.

Note 3. Related Party Transactions.

There were no transactions with related parties during the three month period ended March 31, 2017.

During the three months ended Mach 31, 2016, the Company issued 1,195,000 shares to three acting directors, for services valued at a total value of $1,194,403, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

Note 4. Commitments and Contingencies.

The Company received grants to fund research and development projects from the State of Israel according to guidelines and procedures of the Office of the Chief Scientist of the Ministry of Industry and Trade. According to the agreement, the Company is obligated to pay royalties on the sale of products developed with the participation of the Chief Scientist. The royalty rate is 3.5% of sales and the total royalties will not exceed the amount of the grants received. As of March 31, 2017 and December 31, 2016,total grants received amounted approximately $222 thousands.

The obligation to pay royalties is contingent upon the successful outcome of the Company's research and development projects and the attainment of sales. The Company has no obligation to pay royalties, if sales are not generated, and if the research and development project fails.

Note 5. Convertible Notes.

Convertible notes in the amount of $155,000 fell due during March 2017 and the remaining balance falls due during June 2017. The Company is currently in discussions to extend these notes and believe that these discussions will be successful.

Note 6. Income Taxes.

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate tax rates

The Company is subject to Israeli corporate tax rate of 25% in 2016, 24% in 2017 and 23% from 2018. The Company is subject to a blended U.S. tax rate (federal as well as state corporate tax) of 35%.

As of December 31, 2016, the Company generated net operating losses in Israel of approximately $ 2,775,621, which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2016, the Company generated net operating losses in the U.S. of approximately $ 14,937,342. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	March 31, 2017	March 31, 2016
Net loss carry-forward	$17,712,963	$17,155,076
Total deferred tax assets	5,917,963	5,573,945
Valuation allowance	(5,917,963)	(5,730,945)
Net deferred tax asset	$-	$-

Note 7. Subsequent Events.

There were no subsequent events following the period ended March 31,2017 and throughout the date of the filing of Form 10-Q.

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

During the three months ended March 31, 2017 and the year ended December 31, 2016, we raised $1,516,187 through the issuance of equity and debt and we may be expected to require up to an additional $1.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Results of Operations during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016

We have not generated any revenues during the three months ended March 31, 2017 and 2016. During the three month period ended March 31, 2017 and 2016 we incurred $557,887 and $1,900,230, respectively, in net losses.

Our research and development expenses increased to $178,887 for the three months ended March 31, 2017 as compared to $103,348 during the same period in the prior year. The increase was due to continued research and development expenses of Emerald Medical Applications Ltd.

Our general and administrative expenses decreased to $158,165 for the three months ended March 31, 2016 as compared to $1,799,520 during the same period in the prior year. The significant decrease was due to increased expenses relating to the merger between the Company and Emerald Medical Applications Ltd. as well as share based compensation that were incurred during the three months ended March 31, 2016.

Interest expense increased to $220,835 for the three months ended March 31, 2017 as compared income of to $2,638 during the same period in the prior year due to increased loans and convertible notes.

Depreciation expense increased to $3,488 for the three months ended March 31, 2017 as compared to $2,509 during the same period in the prior year due to additional fixed assets purchased during the year.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2017 reflects current assets of $134,512 consisting of cash of $122,992 and other receivables of $11,520. As of December 31, 2016, we had current assets of $13,842 consisting of cash of $4,486, and other receivables of $9,356. We had fixed assets, net of accumulated depreciation of $29,169, as of March 31, 2017 and $31,803 as of December 31, 2016.

As of March 31, 2017, we had total current liabilities of $1,049,950 consisting of $225,094 in accounts payable and accrued liabilities, $82,645 in accounts payable to related parties, $69,935employee payable, $47,468 accrued interest payable, $593,338 in convertible notes payable and $31,470 in short term notes payable.

We had negative working capital of $873,651 as of March 31, 2017 compared to negative working capital $900,627 at December 31, 2016. Our total liabilities as of March 31, 2017 were $1,049,950 compared to $958,197 at December 31, 2016.

During the period ended March 31, 2017, we had negative cash flow from operations of $406,160, which was the result of a net loss of $557,887, increase in accrued interest of $14,700, $3,488 depreciation expense, $58,650 shares issued for services, $183,750 for amortization of debt discount, offset by $2,166 decrease in other receivables, $33,699 decrease in accounts payable and accrued liabilities, $31,406 decrease in employee payable, and $41,590 decrease in amounts due from related party.

During the three months ended March 31, 2017, we had negative cash flow from investing activities of $1,547, which was the result of an increase in restricted cash of $693 and the acquisition of fixed assets valued in the amount of $854.

During the period ended March 31, 2017, we had positive cash flow from financing activities of $526,213 which was the result of $526,213 proceeds from issuance of equity.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the period ended March 31, 2017 with an explanatory paragraph on going concern.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures required by Rules 13a-15 or 15d-15, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of March 31, 2017 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

See risk factors discussed in Part I, "Item 1. Description of Business, subheading Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

EMERALD MEDICAL APPLICATIONS CORP.

By: /s/ Alimi Ahmed
Alimi Ahmed
Chief Executive Officer
(Principal Executive Officer)
Date: May 22, 2017

By: /s/ Gadi Levin
Gadi Levin
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 22, 2017