Form 10-Q
period 2017-06-30
Emerald Medical Applications Corp.
filed 2017-08-23
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission file number: 0-15476

Emerald Medical Applications Corp
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

On August 21, 2017, the Registrant had 22,513,010 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

Emerald Medical Applications Corp.

Balance Sheets

As of June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$14,110	$4,486
Other receivable	3,658	9,356
Total current assets	17,768	13,842

Restricted cash	13,109	11,925
Fixed assets, net of accumulated depreciation of $30,700 at June 30, 2017 and $21,029 at December 31, 2016	28,129	31,803
Total assets	$59,006	$57,570

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$279,284	$198,795
Provision for settlement of convertible notes	740,860	-
Accounts payable - related party	88,178	125,962
Employee payable	118,508	161,341
Accrued interest payable	58,801	32,768
Short term payable	32,695	29,743

Convertible note, net of discount of Nil at June 30, 2017 and $305,417 at December 31, 2016	724,605	409,588
Total current liabilities	2,042,931	958,197
Total liabilities	2,042,931	958,197

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 21,321,613 and 19,962,728 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	2,255	1,994
Accumulated other comprehensive income	(19,337)	(19,337)
Additional paid-in capital	14,438,006	13,826,957
Accumulated deficit	(16,404,849)	(14,710,241)
Total stockholders’ deficit	(1,983,925)	(900,627)
Total liabilities and stockholders’ deficit	$59,006	$57,570

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.

Statements of Operations

For the Three and Six Months ended June 30, 2017 and 2016

(Unaudited)

	Six Months	Six Months	Three months	Three months
	ended	ended	ended	ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$-	$-	$-	$-
Expenses:
Research and development	349,821	295,350	168,583	192,002
General and administrative expenses	682,606	2,820,401	520,953	1,016,932
Total operating expenses	1,032,427	3,115,751	689,536	1,208,934

Loss from operations	(1,032,427)	(3,115,751)	(689,536)	(1,208,934)

Finance income (expense)	(662,181)	27,547	(441,187)	20,962
Net loss	$(1,694,608)	$(3,088,204)	$(1,130,724)	$(1,187,972)

Basic and diluted (net loss per share)	$(0.08)	$(2.03)	$(0.05)	$(0.06)
Weighted average shares outstanding - basic and diluted	20,995,941	18,121,314	21,321,613	18,890,670

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.

Statements Stockholders’ Deficit

For the Six Months Ended June 30, 2017

(Unaudited)

			Additional	Other		Total
	Common		Paid-in	Comprehensive	Accumulated	stockholders’
	Shares	Amount	Capital	Income	Deficit	deficit
Balance as of December 31, 2016	19,931,478	$1,994	$13,826,957	$(19,337)	$(14,710,241)	$(900,627)
Common stock issued for cash	1,315,563	132	526,081	-	-	526,213
Cashless exercise of Warrants	1,096,395	110	(110)	-	-	-
Conversion of Convertible Note to shares	74,572	7	10,393	-	-	10,400
Issuance of Shares	125,000	12	(12)	-	-	-
Share based compensation	-	-	74,697	-	-	74,697
Net loss for the period	-	-	-	-	(1,694,608)	(1,694,608)
Balance as of June 30, 2017	22,543,008	$2,255	$14,438,006	$(19,337)	$(16,404,849)	$(1,983,925)

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.

Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Six Months	Six Months
	ended	ended
	June 30, 2017	June 30, 2016
Operating Activities:
Net loss	$(1,694,608)	$(3,088,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,445	8,293
Amortization of debt discount	325,399	43,373
Shares issued for services	-	2,074,736
Options issued for services	-	455,032
Employee option expenses	74,697	-
Decrease in accounts payable and accrued liabilities	37,656	(52,394)
Increase in provision for settlements of convertible loan	740,860	-
Decrease in amounts due from related party	(34,832)	-
Increase in accrued interest	26,033	-
Increase in other receivables	5,698	17,585
Net cash used in operating activities	(511,652)	(541,579)

Investing Activities:
Increase in restricted cash	(1,184)	-
Purchase of fixed assets	(3,771)	(474)
Net cash provided by investing activities	(4,955)	(474)

Financing Activities:
Proceeds from sale of common stock (net of issuance expenses)	526,231	-
Principal repayments on debt	-	(34,547)
Issuance of short-term convertible notes	-	735,713
Net cash provided by financing activities	526,231	701,166

Net increase in cash	9,624	159,113
Cash and cash equivalents - beginning of period	4,486	115,449
Cash and cash equivalents - end of period	$14,110	$274,562

Non cash investing and financing Activities
Common stock issued pursuant to convertible note	10,400	-
Cashless exercise of Warrants	153,495	-

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.

Notes to Unaudited Interim Financial Statements

June 30, 2017

Note 1. The Company and Significant Accounting Policies.

Organizational Background:

Emerald Medical Applications Corp (the “Company” or “Registrant”), was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International Inc. (“Zaxis”). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International Inc.and the Company was reincorporated in Delaware as Zaxis. On December 30, 2014, Zaxis entered into a non-binding Memorandum of Understanding with Emerald Medical Applications Ltd., which was then a private limited liability company incorporated under the laws of the State of Israel (“Emerald”).

On March 16, 2015, Zaxis and Emerald executed the Share Exchange Agreement, which closed on July 14, 2015. The Share Exchange Agreement was accounted for as a reverse recapitalization. As a result, the historical financial statements of the Registrant were replaced with the historical financial statements of Emerald.

The Company and its subsidiary, Emerald, are collectively referred to as the “Company”.

Emerald Medical Applications Ltd, a wholly-owned subsidiary of the Registrant effective July 14, 2015, was organized as a privately-owned company under the laws of the State of Israel on February 17, 2010. Emerald is a mobile digital-health startup company engaged in the development, sale and service of imaging solutions utilizing its proprietary DermaCompare software that it developed for use in derma imaging and analytics (“DermaCompare”). Emerald believes that its proprietary DermaCompare software represents an advancement in skin cancer screening that should enable physicians to more readily identify and monitor changes in their patients’ skin characteristics.

Emerald’s DermaCompare solution allows dermatologists and other medical care professionals, using a set of 25 total body photography (“TBP”), to capture sets of skin lesion images with, among other devices, digital cameras, camera-equipped smart phones or tablets. These TBP images are then transmitted online and are remotely analyzed by professionals using our DermaCompare software.

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

Basis of Presentation and significant Accounting Policies:

The accompanying consolidated financial statements include the accounts of the Company or in the first person notations “we,” “us” and “our”) and its wholly owned subsidiary prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on its financial statements. Following are newly issued standards or material updates to the Company’s previous assessments from its Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis beginning on January 1, 2018 and early adoption is permitted. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

Note 2. Stockholders’ Equity.

Recent Issuances of Common Stock

On July 7, 2016, the Company announced that it had been awarded first prize of 500,000 Euros or approximately U$526,000, in a competition against over 3,500 other tech companies in the Publicis Groupe 90 initiative at the inaugural edition of Viva Technology Paris. On February 24, 2017, the Registrant accepted a Reg S Subscription Agreement from Publicis 90 in consideration for the issuance to Publicis 90 of 1,315,563 restricted shares of the Registrant’s common stock at a subscription price of $0.40 per share representing the award of 500,000 Euros. The issuance was made in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Regulation S promulgated by the SEC under the Act.

On April 25, 2017, a holder of a convertible note in the principal amount of $100,000 converted $10,400 into 74,572, shares based on an adjusted conversion price of $0.14. The conversion price was adjusted on March 22, 2017 pursuant to the provisions of the 2016 Secured Convertible Note Agreement..

On June 12, 2017, certain warrant holders holding 1,100,000 Class A Warrants and 1,100,000 Class B Warrants, elected to exercise certain warrants on a cashless basis. In accordance with the 2016 Secured Convertible Note Agreement the Class A warrants and Class B warrants were increased to 5,665,626, respectively, based on an adjusted share price of $0.14 per share and 3,451,490 Class B Warrants were converted to 1,096,395 shares at $0.14 per share. The exercise price and amount of shares issued were adjusted on March 22, 2017.

On June 12, 2017, the Company completed the issuance of 125,000 shares of the Company’s common stock to Alpha Anstalt Capital (“Alpha”) pursuant to the Company’s agreement with Alpha in the prior year.

Employee Stock Options

A summary of the Company’s activity related to options to employees, executives and directors and related information is as follows:

	For the six month period ended June 30, 2017
	Number of Options	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2016	4,754,677	0.11	-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(349,125)	-	-
Outstanding at June 30, 2017	4,405,552	0.11	0
Options exercisable at end of period	3,610,833	0.11	0

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common shares on June 30, 2017 and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of June 30, 2017 have been separated into exercise prices, as follows:

Exercise Price ($)	Stock options outstanding	Weighted average remaining contractual life - years	Stock options exercisable
0.4	1,426,320	8.75	1,327,432
0.2	1,281,875	8.50	1,154,792
(*)	1,697,357	8.75	1,128,610
	4,405,552	8.75	3,610,833

(*) Less than $0.01.

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the three and six month periods ended June 30, 2017, were $58,650 and $117,301, respectively (three and six month periods ended June 30, 2016- 244,542 and $455,032, respectively).

Note 3. Related Party Transactions.

There were no transactions with related parties during the six-month period ended June 30, 2017 and there is $88,178 outstanding to related party in respect of costs paid on behalf of the Company as of June 30, 2017 (as of June 30, 2017 - $125,962).

During the six months ended June 30, 2016, the Company issued 1,195,000 shares to three acting directors, for services valued at a total value of $1,194,403, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

Note 4. Commitments and Contingencies.

The Company received grants to fund research and development projects from the State of Israel according to guidelines and procedures of the Innovation Authority of the Ministry of Industry and Trade. According to the agreement, the Company is obligated to pay royalties on the sale of products developed with the participation of the Chief Scientist. The royalty rate is 3.5% of sales and the total royalties will not exceed the amount of the grants received. As of June 30, 2017 and December 31, 2016, total grants received amounted approximately $222 thousands.

The obligation to pay royalties is contingent upon the successful outcome of the Company’s research and development projects and the attainment of sales. The Company has no obligation to pay royalties, if sales are not generated, and if the research and development project fails.

Note 5. Convertible Notes.

All the Convertible notes fell due during the six months ended June 30, 2017. The Company is currently in discussions to extend these notes and believe that these discussions will be successful. (See also note 7)

Note 6. Income Taxes.

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate tax rates

The Company is subject to Israeli corporate tax rate of 25% in 2016, 24% in 2017 and 23% from 2018. The Company is subject to a blended U.S. tax rate (federal as well as state corporate tax) of 35%.

As of December 31, 2016, the Company generated net operating losses in Israel of approximately $2,972,501, which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2016, the Company generated net operating losses in the U.S. of approximately $15,746,103. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of June 30, 2017	As of December 31, 2016
Net loss carry-forward	$19,349,640	$17,155,076

Total deferred tax assets	6,425,899	5,730,945
Valuation allowance	(6,425,899)	(5,730,945)

Net deferred tax assets	$-	$-

Note 7. Subsequent Events.

Effective August 7, 2017, the Company entered into the settlement agreement with Alpha Anstalt Capital and Chi Squared Capital Inc. as a result of the fact that Alpha and Chi Squared had taken the position that certain defaults may have occurred as a result of actions and/or inactions by the Company with respect to the Company’s obligations under convertible notes (the “notes”) issued during 2016, which the Company did not deem to be defaults (the “Settlement Agreement”).

Pursuant to the Settlement Agreement, the Notes, which had originally provided for a maturity date of June 19, 2017 and were in the original principal amounts of $400,000 and $40,000, respectively, were extended until June 19, 2019, in consideration for which the Company agreed to an increase in the principal amounts to $551,600 and $55,160, respectively, both of which retain the adjusted conversion price of $0.14, calculated in accordance with the terms of the original Notes. As a further part of the settlement, the Company agreed to issue Alpha and Chi Squared a total of 528.82 newly authorized shares of Series A Convertible Preferred Stock having a stated value and liquidation preference of $1,000 per share, and are convertible into a total of 3,778,647 shares based upon a conversion price of $0.14 per share, and subject to certain adjustments. The Series A Preferred Stock shall be entitled to receive dividends on the same basis as Ordinary Shares and shall have no voting rights

As a result of the Settlement Agreement, the Company recorded a provision in the balance sheet in the amount of $740,860, bringing the total of (i) the fair value of the Series A Convertible Preferred Stock, and (ii) the increase in the fair value of the Notes. A corresponding charge was made in general and administrative expenses in the Statement of Operation Losses of $440,684 representing the penalties and liquidation damaged portion of the above-mentioned provision, and $300,176 was charged to finance expenses in the Statement of Operating Losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS Back to Table of Contents

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

During the six months ended June 30, 2017 and the year ended December 31, 2016, we raised $1,516,187 through the issuance of equity and debt and we may be expected to require up to an additional $1.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Results of Operations during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016

We have not generated any revenues during the three months ended June 30, 2017 and 2016. During the three-month period ended June 30, 2017 and 2016 we incurred $1,130,724 and $1,187,972, respectively, in net losses.

Our research and development expenses decreased to $168,583 for the three months ended June 30, 2017 as compared to $192,002 during the same period in the prior year. The decrease was due to decreased research and development expenses of Emerald Medical Applications Ltd.

Our general and administrative expenses decreased to $520,953 for the three months ended June 30, 2016 as compared to $1,016,932 during the same period in the prior year. The significant decrease was due to increased expenses relating to the merger between the Company and Emerald Medical Applications Ltd. as well as share based compensation that were incurred during the three months ended June 30, 2016.

Interest expense increased to $441,187 for the three months ended June 30, 2017 as compared income of to $20,962 during the same period in the prior year. The increase in the current period is due to the penalties and liquidation damages calculated in the Settlement Agreement between the Company that Alpha and Chi Squared that have been charged to general and administrative expenses.

Results of Operations during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016

We have not generated any revenues during the six months ended June 30, 2017 and 2016. During the six-month period ended June 30, 2017 and 2016 we incurred $1,694,608 and $3,088,204, respectively, in net losses.

Our research and development expenses increased to $349,821 for the six months ended June 30, 2017 as compared to $295,350 during the same period in the prior year. The increase was due to continued research and development expenses of Emerald Medical Applications Ltd.

Our general and administrative expenses decreased to $682,606 for the six months ended June 30, 2017 as compared to $2,820,401 during the same period in the prior year. The significant decrease was due to increased expenses relating to the merger between the Company and Emerald Medical Applications Ltd. as well as share based compensation that were incurred during the six months ended June 30, 2016.

Interest expense increased to $662,181 for the six months ended June 30, 2017 as compared income of to $27,547 during the same period in the prior year. The increase in the current period is due to the penalties and liquidation damages calculated in the Settlement Agreement between the Company that Alpha and Chi Squared that have been charged to general and administrative expenses.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2017 reflects current assets of $17,768 consisting of cash of $14,110 and other receivables of $3,658. As of December 31, 2016, we had current assets of $13,842 consisting of cash of $4,486, and other receivables of $9,356. We had fixed assets, net of accumulated depreciation of $28,139, as of June 30, 2017 and $31,803 as of December 31, 2016.

As of June 30, 2017, we had total current liabilities of $2,042,931 consisting of $279,284 in accounts payable and accrued liabilities, $740,860 as a provision for settlement of convertible notes, $88,178 in accounts payable to related parties, $118,508 employees payable, $58,801 accrued interest payable, $724,605 in convertible notes payable and $32,695 in short term notes payable.

We had negative working capital of $2,025,163 as of June 30, 2017 compared to negative working capital $944,355 at December 31, 2016. Our total liabilities as of June 30, 2017 were $1,997,231 compared to $958,197 at December 31, 2016.

During the six month period ended June 30, 2017, we had negative cash flow from operations of $511,652, which was the result of a net loss of $1,694,608, increase in accrued interest of $26,033, $7,445 depreciation expense, $325,399 for amortization of debt discount, $5,698 increase in other receivables, $740,860 increase in the provision for the settlement of convertible loans, 37,656 increase in accounts payable and accrued liabilities, offset by $34,832 decrease in amounts due from related party.

During the six months ended June 30, 2017, we had negative cash flow from investing activities of $4,995, which was the result of an increase in restricted cash of $1,184 and the acquisition of fixed assets valued in the amount of $3,771.

During the period ended June 30, 2017, we had positive cash flow from financing activities of $526,213 which was the result of $526,213 proceeds from issuance of equity.

There are no limitations in the Company’s certificate of incorporation on the Company’s ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. The Company’s limited resources and lack of having cash-generating business operations may make it difficult to borrow funds or raise capital. The Company’s limitations to borrow funds or raise funds through the issuance of restricted capital stock required to effect or facilitate a business combination may have a material adverse effect on the Company’s financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the period ended June 30, 2017 with an explanatory paragraph on going concern.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures required by Rules 13a-15 or 15d-15, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of June 30, 2017 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 23, 2017

By:	/s/ Gadi Levin
Gadi Levin
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 23, 2017

