Form 10-Q
period 2017-09-30
Emerald Medical Applications Corp.
filed 2017-12-29
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission file number: 000-15476

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

On December 27, 2017, the Registrant had 22,544,260 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Emerald Medical Applications Corp.

Balance Sheets

As of September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$3,429	$4,486
Other receivables	31,230	9,356
Total current assets	34,659	13,842

Restricted cash	57	11,925
Fixed assets, net of accumulated depreciation of $30,700 at September 30, 2017 and $21,029 at December 31, 2016	24,178	31,803
Total assets	$58,894	$57,570

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$386,235	$198,795
Accounts payable - related party	58,944	125,962
Employee payable	95,840	161,341
Accrued interest payable	29,501	32,768
Short term portion of convertible notes	316,989	439,331
Derivative Liability	-	(**)336,272
Total current liabilities	887,509	1,294.469

Convertible notes	606,165	-
Total liabilities	1,493,674	1,294,469

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 529 and none issued at September 31, 2017 and December 31, 2016, respectively.	(*)	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 21,321,613 and 19,962,728 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	2,145	1,994
Accumulated other comprehensive income	(19,337)	(19,337)
Additional paid-in capital	14,964,914	13,826,957
Receipt on account of shares	80,000	-
Accumulated deficit	(16,462,502)	(**)(15,046,513)
Total stockholders’ deficit	(1,434,780)	(1,236,899)
Total liabilities and stockholders’ deficit	$58,894	$57,570

(*) less than $1

(**) Restated – see Note 8.

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.

Statements of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

(Unaudited)

	Three months	Three months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues	$-	$-	$-	$-
Expenses:
Research and development	9,779	155,338	359,600	450,688
General and administrative expenses	134,829	577,937	817,435	3,346,673
Total operating expenses	144,608	733,275	1,177,035	3,797,361

Loss from operations	(144,608)	(733,275)	(1,177,035)	(3,797,361)

Finance income (expense)	86,954	(*)(367,205)	(238,954)	(*)(391,323)
Net loss available to shareholders of the company	$(57,654)	$(1,100,480)	$(1,415,989)	$(4,188,684)

Net loss attributable to shareholders of preferred stock	(5,216)	-	(47,691)	-
Net loss used in the calculation of basic and diluted loss per share	(52,438)	(1,100,480)	(1,368,298)	(4,188,684)

Basic and diluted net loss per share	$(0.00)	$(0.06)	$(0.07)	$(0.22)
Weighted average shares outstanding - basic and diluted	22,543,008	19,795,343	21,523,127	18,659,674

(*) Restated – see Note 8.

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.

Statements Stockholders’ Deficit

For the Nine Months Ended September 30, 2017

(Unaudited)

					Additional	Receipt on	Other		Total
	Common		Preferred		Paid-in	Account of	Comprehensive	Accumulated	stockholders’
	Shares	Amount	Stock	Amount	Capital	Shares	Income	Deficit	deficit
Balance as of December 31, 2016	19,931,478	$1,994	-	$-	$13,826,957	$-	$(19,337)	$ (**)(15,046,513)	$(1,236,899)
Common stock issued for cash	1,315,563	132	-	-	526,081	-	-	-	526,213
Cashless exercise of Warrants	1,096,395	-	-	-	-	-	-	-	-
Conversion of Convertible Note to shares	74,572	7	-	-	10,393	-	-	-	10,400
Issuance of Ordinary Shares	125,000	12	-	-	(12)	-	-	-	-
Issuance of Preferred Stock			529	(*)	529,000	-	-	-	529,000
Receipt on Account of Shares			-	-	-	80,000	-	-	80,000
ESOP options	-	-	-	-	72,495	-	-	-	72,495
Net loss for the period	-	-	-	-	-	-	-	(1,415,989)	(1,415,989)
Balance as of September 30, 2017	22,543,008	$2,145	529	$-	$14,964,914	$80,000	$(19,337)	$(16,462,502)	$(1,434,780)

(*) less than $1

(**) Restated – see Note 8.

The accompanying notes are an integral part of these financial statements.

Emerald Medical Applications Corp.

Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Nine Months	Nine Months
	ended	ended
	September 30, 2017	September 30, 2016
Operating Activities:
Net loss	$(1,752,261)	$ (*)(4,188,684)
Depreciation expense	11,063	3,392
Interest and amortization of discount on convertible notes	360,599	211,715
Non cash finance, general and administrative expenses arising from settlement with debt and warrant holders	659,960	-
Change in derivative liability	336,272	(*)425,109
Share based compensation	72,495	2,766,823
Increase (decrease) in accounts payable and accrued liabilities	121,939	(66,851)
Increase (decrease) in amounts due to related party	(64,372)	509
Increase (decrease) in accrued interest	(3,267)	1,025
Decrease (increase) in other receivables	(21,875)	20,231
Net cash used in operating activities	(615,719)	(826,731)

Investing Activities:
Decrease in restricted cash	11,868	-
Purchase of fixed assets	(3,438)	-
Net cash provided by investing activities	8,430	-

Financing Activities:
Proceeds from sale of common stock (net of issuance expenses)	526,232	-
Receipt on account of stock	80,000	-
Borrowings on debt	-	783,049
Net cash provided by financing activities	606,232	783,049
Net decrease in cash	(1,057)	(43,682)
Cash and cash equivalents - beginning of period	4,486	115,449
Cash and cash equivalents - end of period	$3,429	$71,767

Non-cash transactions:
Issuance of Preference Shares in connection with settlement with debt and warrant holders	$529,000	$-
Settlement agreement with debt and warrant holders accounted for as extinguishment and re issuance of debt:
Extinguishment of convertible note	(470,200)
Re issuance of convertible note	606,160	--

(*) Restated – see note 8.

Emerald Medical Applications Corp.

Notes to Unaudited Interim Financial Statements

September 30, 2017

Note 1. The Company and Significant Accounting Policies.

Organizational Background:

Emerald Medical Applications Corp (the “Company” or “Registrant”), was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International Inc. (“Zaxis”). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International Inc. and the Company was reincorporated in Delaware as Zaxis. On December 30, 2014, Zaxis entered into a Memorandum of Understanding with Emerald Medical Applications Ltd., which was then a private limited liability company incorporated under the laws of the State of Israel (“Emerald Israel” or “Emerald”). On March 16, 2015, Zaxis and Emerald Israel executed the Share Exchange Agreement, which closed on July 14, 2015. The Share Exchange Agreement was accounted for as a reverse recapitalization. As a result, the historical financial statements of the Registrant were replaced with the historical financial statements of Emerald Israel.

The Company and its subsidiary, Emerald, are collectively referred to as the “Company”.

Emerald, a wholly-owned subsidiary of the Registrant effective July 14, 2015, was organized as a privately-owned company under the laws of the State of Israel on February 17, 2010. Emerald is a mobile digital-health startup company engaged in the development, sale and service of imaging solutions utilizing its proprietary DermaCompare software that it developed for use in derma imaging and analytics (“DermaCompare”). Emerald believes that its proprietary DermaCompare software represents an advancement in skin cancer screening that should enable physicians to more readily identify and monitor changes in their patients’ skin characteristics.

Emerald’s DermaCompare solution allows dermatologists and other medical care professionals, using a set of 25 total body photography (“TBP”), to capture sets of skin lesion images with, among other devices, digital cameras, camera-equipped smart phones or tablets. These TBP images are then transmitted online and are remotely analyzed by professionals using our DermaCompare software.

Beginning in July 2017, the Company commenced a process of outsourcing the development and maintenance of our patented DermaCompare imaging solution to a major Israeli software company, which company has been involved in the continued development of our technology. The purpose for this outsourcing was to conserve the Company’s capital resources. Certain key external consultants and medical professionals continue to assist and serve the Company as we advance the implementation of our marketing plan. As of September 30, 2017, and the date of this report, the Company has no employees on its payroll. However, certain liabilities with respect to payroll and severance payments remain outstanding.

Going Concern

Until we are able to raise additional funds to continue to finance our operations and to sell licenses for our DermaCompare imaging software, our sales and marketing plan has been effectively been delayed. We continue to devote efforts to sell licenses for our DermaCompare imaging software to, among others, NHSs, HMOs, health insurance companies, hospitals and medical clinics through distributers, health care channel partners or directly through independent salespersons and/or web purchase to dermatologists and other physicians (GPs) (collectively, the “Licensees”). We believe that these licenses will be purchased based on the number of potential numbers of patients the respective Licensees will serve.

The Registrant is currently in late-stage negotiations with several potential private investors to invest additional equity capital in the Company to fund the Company’s ongoing operations and sales and marketing plan as well as to pay the negotiated liabilities owed to Emerald Israel’s ex-employees (see note 6)

The Company has incurred significant operating losses and negative cash flows from operating activities since incorporation. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term requirements.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, with reference to Note 8 in these financial statements in relation to items restated in the Company's December 31, 2016 financial statements.

Recent Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on its financial statements. Following are newly issued standards or material updates to the Company’s previous assessments from its Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of the promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective with respect to the Company beginning in the first quarter of 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As the Company has not incurred revenues to date, it is unable to determine the expected impact the new standard will have on its consolidated financial statements.

In February 2016, the FASB issued a new lease accounting standard requiring the recognition of lease assets and liabilities on the balance sheet. This standard is effective beginning in the first quarter of 2019; early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” With respect to assets measured at amortized cost, such as held-to-maturity assets, the update requires presentation of the amortized cost net of a credit loss allowance. The update eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses as opposed to the previous standard, when an entity only considered past events and current conditions. With respect to available for sale debt securities, the update requires that credit losses be presented as an allowance rather than as a write-down. The update is effective beginning in the first quarter of 2020; early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued “ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis beginning on January 1, 2018 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, which includes Part I “Accounting for Certain Financial Instruments with Down Round Features” and Part II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests With a Scope Exception”. The ASU makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. This standard is effective beginning in the first quarter of 2019; early adoption is permitted. The Company early adopted the standard, retrospectively, for each prior period presented in these financial statements.

Note 2. Stockholders’ Equity.

Recent Issuances of Common Stock

On February 24, 2017, Publicis Groupe 90 (“Publicis 90”) invested 500,000 Euros or approximately U$526,000 and the Registrant accepted a Reg S Subscription Agreement from Publicis 90 in consideration for the issuance to Publicis 90 of 1,315,563 restricted shares of the Registrant’s common stock at a subscription price of $0.40 per share. The issuance was made in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Regulation S promulgated by the SEC under the Act.

On April 25, 2017, a holder of a convertible note in the principal amount of $100,000 converted $10,400 into 74,572, shares based on an adjusted conversion price of $0.14. The conversion price was adjusted on March 22, 2017 pursuant to the provisions of the 2016 Secured Convertible Note Agreement.

On June 12, 2017, certain warrant holders holding 1,100,000 Class A Warrants and 1,100,000 Class B Warrants, elected to exercise certain warrants on a cashless basis. In accordance with the 2016 Secured Convertible Note Agreement the Class A warrants and Class B warrants were increased to 5,665,626 each, based on an adjusted share price of $0.14 per share and 3,451,490 Class B Warrants were converted to 1,096,395 shares at $0.14 per share. The exercise price and amount of shares issued were adjusted on March 22, 2017.

On June 12, 2017, the Company completed the issuance of 125,000 shares of the Company’s common stock to Alpha Anstalt Capital (“Alpha”) pursuant to the Company’s agreement with Alpha in the prior year.

In July and August 2017, the Company received a total of $80,000 from two accredited investors, for which the Company will issue a total of 571,429 restricted shares of its common stock (the “Shares”) at a price of $0.14 per Share, representing total proceeds to the Registrant of $80,000.

Employee Stock Options

A summary of the Company’s activity related to options to employees, executives and directors and related information is as follows:

	For the nine month period ended September 30, 2017
	Number of Options	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2016	4,405,552	0.11	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	(2,206,488)	0.28	-
Outstanding at September 30, 2017	2,199,064	0.10	0
Options exercisable at end of period	1,741,150	0.10	0

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common shares on September 30, 2017 and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of September 30, 2017 have been separated into exercise prices, as follows:

Exercise Price ($)	Stock options outstanding	Weighted average remaining contractual life - years	Stock options exercisable

0.2	1,055,000	8.50	998,750
(*)	1,144,064	8.75	742,400
	2,199,064	8.75	1,741,150

(*) Less than $0.01.

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the three and nine month periods ended September 30, 2017, were $13,845 and $72,495, respectively (three and nine month periods ended September 30, 2016 – 371,515 and $2,766,823, respectively).

Note 3. Convertible Notes

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

Pursuant to the Settlement Agreement, the Notes, which had originally provided for a maturity date of June 19, 2017 and were in the original principal amounts of $400,000 and $40,000, respectively, were extended until June 19, 2019, in consideration for which the Company agreed to an increase in the principal amounts to $551,600 and $55,160, respectively, both of which retain the adjusted conversion price of $0.14, calculated in accordance with the terms of the original Notes. Such conversion price is subject adjustments in the event of future financing at a price of less than $0.14 per share. As a further part of the settlement, the Company agreed to issue Alpha and Chi Squared a total of 528.82 newly authorized shares of Series A Convertible Preferred Stock having a stated value and liquidation preference of $1,000 per share, and are convertible into a total of 3,778,647 shares based upon a conversion price of $0.14 per share, subject to adjustment in the event of a future financing such that the amount of ordinary shares to be issued pursuant to conversion of Series A Convertible Preferred Stock will represent the value of $1,000, per 1 Series A Convertible Preferred Stock, based on a conversion price which is identical to the ordinary share price at which securities are offered in such future financing. The Series A Convertible Preferred Stock shall be entitled to receive dividends on the same basis as Ordinary Shares and shall have no voting rights.

As part of the Settlement Agreement, the Company extended an option, granted in July 2016 to Alpha and Chi Squared (“Option”) to purchase Notes for an aggregate of up to $385,000 (up to $350,000 for Alpha Capital Anstalt and up to $35,000 for Chi Squared Capital Inc.) (“Option Notes”) and Warrants (“Option Warrants”) substantially identical to the Notes and Warrants issued pursuant to Settlement Agreement. The Option is exercisable through to July 15, 2018.

The settlement was accounted for as extinguishment of the pre-settlement notes and re issuance of the Notes and Series A Convertible Preferred Stock. As a result of the Settlement Agreement, the Company recorded a charge to general and administrative expenses in the Statement of Operation Losses of $440,684 representing the penalties and liquidation damages portion of the above-mentioned provision, and $219,276 was charged to finance expenses in the Statement of Operating Losses. The Series A Convertible Preferred Stock were recorded in shareholders’ equity at their fair value at the effective date of the settlement. As the Company concluded the conversion feature embedded in the amended notes is not a beneficial conversion feature pursuant to the provisions of ASC 470-20 (“Debt with Conversion and Other Options”), the post amendment carrying amount of the convertible notes, which was based on the fair value of the convertible notes at the effective date of the settlement, was recorded in liabilities in its entirely.

Other the aforementioned notes, all notes with a total principle amount of $195,000 fell due during the nine months ended September 30, 2017. The Company is currently in discussions to extend these notes and believe that these discussions will be successful. There are no contractual penalties in relation to the notes that fell due other than the accumulation of their pre-default contractual interest.

Note 4. Derivative Liabilities.

The Company accounts for options to purchase convertible notes and warrants (refer to Note 3.) as derivative liabilities that are measured at their far value at each cut-off date, in accordance with ASC 815 (“Derivatives and Hedging”).

The Company uses directly observable inputs as well as significant unobservable inputs in the valuation of these derivative liabilities (level 3 measurements). The inputs used in the valuation are risk free interest rate, expected volatility, expect option term, expected dividend yield and Company specific discount rate.

The fair value of the derivative liabilities at September 30, 2017, as well prior to and following the effective date of the aforementioned settlement, was immaterial. The fair value of the derivative liabilities as of December 31, 2016 was $336,272. Finance expense from revaluation of the derivative liabilities included in the Company's statement of operations was $336,272 for the year ended December 31 2016 and finance income was $336,272 for the nine month period ended September 30 2017.

Note 5. Related Party Transactions.

There were no transactions with related parties during the nine-month period ended September 30, 2017 and there is $43,680 outstanding to related party in respect of costs paid on behalf of the Company as of September 30, 2017.

During the nine months ended September 30, 2016, the Company issued 1,195,000 shares to three acting directors, for services valued at a total value of $1,194,403, arrived at using the stock price on date of grant of $1.00 per Nasdaq.com.

Note 6. Commitments and Contingencies.

The Company received grants to fund research and development projects from the State of Israel according to guidelines and procedures of the Innovation Authority of the Ministry of Industry and Trade. According to the agreement, the Company is obligated to pay royalties on the sale of products developed with the participation of the Chief Scientist. The royalty rate is 3.5% of sales and the total royalties will not exceed the amount of the grants received. As of September 30, 2017, and December 31, 2016, total grants received amounted approximately $222 thousands.

The obligation to pay royalties is contingent upon the successful outcome of the Company’s research and development projects and the attainment of sales. The Company has no obligation to pay royalties, if sales are not generated, and if the research and development project fails.

In April 2017, a lawsuit was filed with the Tel Aviv court by Emerald’s former CEO and founder, claiming certain damages to the total amount of $100,000, under the assertion of wrongful dismissal by the Company. The Company believes these claims to be unsubstantiated and wholly without merit and intends to defend itself against these claims. At this early stage of the proceeding and based on the limited information that is currently available, the Company’s legal advisors are unable to estimate the outcome of the claim.

In December 2017, a liquidation request was filed with the Tel Aviv District Court by a group of former Company’s employees (“Applicants”), under the assertion of delay of pay and insolvency. On December 20, 2017, a hearing discussion took place according to which the court decision that the Company shall settle its pension debts to the Applicants within 21 days and settle its other debts to them in 60 days, otherwise a winding-up order could be given. Based on the collaboration of both parties and the fact that the Company is in negotiation with third-parties for the infusion of equity capital and has started negotiating the sale of certain assets, the Company’s legal advisors believe that the liquidation claim will be dismissed by the court. The amounts being claimed by the Applicants are less than $96,000 and are included in current liabilities.

Note 7. Income Taxes.

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

	As of September 30, 2017	As of December 31, 2016
Net loss carry-forward	$19,561,247	$17,155,076

Total deferred tax assets	6,477,250	5,730,945
Valuation allowance	(6,477,250)	(5,730,945)

Net deferred tax assets	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in the United States. The Tax Act, among other provisions, introduces changes in the U.S corporate tax rate, business related exclusions and deductions and credits, and has internationally tax consequences for companies that operate international. Most of the changes introduced in the Tax Act are effective beginning on January 1, 2018.

The effects of Tax Act provisions are still being identified and evaluated by Management.

Note 8 -Restatement

Options to Purchase Convertible Notes and Warrants

During July 2016 the Company issued Alpha Capital and Chi Squared, an option to (the "Option") to purchase an aggregate of up to $385,000 (up to $350,000 for Alpha Capital and up to $35,000 for Chi Squared) of Notes ("Option Notes") and Warrants ("Option Warrants") substantially identical to the Notes and Warrants issued pursuant to Alpha and Chi in June 2016. As part of the Settlement Agreement concluded in August 2017 (see note 3), The Option was extended through to July 15, 2018. As of the date of the Settlement Agreement, and as of September 30, 2017, the fair value of the Option is nil.

The Option, as described above do not meet the scope exception of ASC 815 ("Derivatives and Hedging") and as such, the Option should have been measured at its fair value at the effective date of the grant date and at each subsequent reporting date.

The Company erroneously did not record the fair value of the Option at the issuance date and at December 31, 2016.

The fair value of the Option at issuance date and as of December 31, 2016 was $1,049,953 and $336,272, respectively.

The following tables present the restated financial statements line items:

Emerald Medical Applications Corp.

Balance Sheet

	As of December 31, 2016
	As Reported	Adjustments	As Restated

Liabilities
Derivative liability	-	336,272	336,272
Accumulated deficit	14,710,241	336,272	15,046, 513
Total shareholders’ deficit	(900,627)	336,272	(1,236,899)

Emerald Medical Applications Corp.

Statement of Operations

	For the year ended December 31, 2016
	As Reported	Adjustments	As Restated

Total finance income (expense)	(414,190)	(336,272)	(750,462)
Net Loss	(5,808,925)	(336,272)	(6,145,197)

Down Round Feature Included in Convertible Notes and Warrants

The Company's convertible notes and warrants issued in 2016 to Alpha and Chi Squared and Firstfire Global Opportunities Fund, LLC. contain a down round adjustment feature which, according to US Gaap, requires such derivatives to be classified in liabilities and to be measured at their fair value at each cut of date. Such derivative liabilities, with a fair value of $567 thousand as of December 31, 2016 were erroneously not included in the Company's December 31 2016 balance sheet.

The Company early adopted ASU 2017-11, Part I (“Accounting for Certain Financial Instruments with Down Round Features”), issued in July 2017, which makes certain changes in relation to classifying certain financial instruments as either liabilities or equity such that the aforementioned derivatives are no longer precluded from being recorded in equity. The Company adopted the standard retrospectively for all prior periods presented in these interim financial statements such that December 31 2016 comparison information included in these financial statements is identical to the December 31 2016 financial information included in the Company's original 2016 annual 10-K filing.

The Company intends to file an amendment to the 2016 10-K reflecting the above restatement.

Note 9. Subsequent Events.

On December 19, 2017, the Company approved, subject to a future sale by the “Sellers,” (as defined below) to sell their convertible loans, loans, and warrant to a certain third-party investors and in connection therewith, to: (i) amend the exercise price of warrants granted to Alpha Capital Anstalt, Chi Squared Capital, Firstfire Global Opportunities Fund, LLC and GoldMed Ltd (the “Sellers”) to $0.01 and (ii) to amend the conversation price of convertible notes granted to Alpha Capital Anstalt, Chi Squared Capital, Firstfire Global Opportunities Fund, LLC. While the Company believes that these transactions will occur, at the date of this report, the closing has not occurred and there is no certainly that the closing will, in fact, take place. In connection with the foregoing, the Company’s Board of Directors is considering the advisability of establishing another wholly-owned Israeli subsidiary engaging in operations that should be more readily able to generate revenues and positive cash flow from operations than the Company’s existing subsidiary.

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

Our DermaCompare imaging software has two main modules:

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

During nine months ended September 30, 2017 and the year ended December 31, 2016, we raised $1,388,832 through the issuance of equity and debt and we may be expected to require up to an additional $1.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Results of Operations during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016

We have not generated any revenues during the three months ended September 30, 2017 and 2016. During the three-month period ended September 30, 2017 we incurred a net loss of $57,654 as compared to a net loss of $1,300,215 for the three-month period ended September 30, 2016.

Our research and development expenses decreased to $9,779 for the three months ended September 30, 2017 as compared to $155,338 during the same period in the prior year. The decrease was due to decreased research and development expenses of Emerald Israel as a result of depleted funding.

Our general and administrative expenses decreased to $134,829 for the three months ended September 30, 2016 as compared to $577,937 during the same period in the prior year. The significant decrease was due to increased expenses relating to the merger between the Company and Emerald Israel. as well as share based compensation that were incurred during the three months ended September 30, 2016.

Interest income increased to $86,954 for the three months ended September 30, 2017 as compared income of to interest expense of $566,940 during the same period in the prior year. The change in the current period is due to a recalculation of the penalties and liquidation damages calculated in the Settlement Agreement between the Company that Alpha and Chi Squared that have been charged to general and administrative expenses.

 Results of Operations during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

We have not generated any revenues during the nine months ended September 30, 2017 and 2016. During the nine-month period ended September 30, 2017 and 2016 we incurred $11,415,989 and $4,388,419, respectively, in net losses.

Our research and development expenses increased to $359,600 for the nine months ended September 30, 2017 as compared to $450,688 during the same period in the prior year. The decrease was due to discontinued research and development in the third quarter as a result of depletion of funds.

Our general and administrative expenses decreased to $817,435 for the nine months ended September 30, 2017 as compared to $3,346,673 during the same period in the prior year. The significant decrease was due to increased expenses relating to the merger between the Company and Emerald Israel. as well as share based compensation that were incurred during the nine months ended September 30, 2016.

Interest expense increased to $238,954 for the nine months ended September 30, 2017 as compared income of to $591,058 during the same period in the prior year. The increase in the current period is due to the penalties and liquidation damages calculated in the Settlement Agreement between the Company that Alpha and Chi Squared that have been charged to general and administrative expenses.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2017 reflects current assets of $58,894 consisting of cash of $3,429 and other receivables of $31,230. As of December 31, 2016, we had current assets of $13,842 consisting of cash of $4,486, and other receivables of $9,356. We had fixed assets, net of accumulated depreciation of $24,178, as of September 30, 2017 and $31,803 as of December 31, 2016.

As of September 30, 2017, we had total current liabilities of $887,509 consisting of $386,235 in accounts payable and accrued liabilities, $58,944 in accounts payable to related parties, $95,840 employees payable, $29.501 accrued interest payable and $316,989 in the short-term portion of convertible notes payable.

 We had negative working capital of $852,850 as of September 30, 2017 compared to negative working capital $944,355 at December 31, 2016. Our total liabilities as of September 30, 2017 were $1,493,674 compared to $958,197 at December 31, 2016.

During the nine months ended September 30, 2017, we had negative cash flow from operations of $615,719, which was the result of a net loss of $1,752,216, depreciation expense of $11,063, interest and amortization of discount on convertible notes of $360,599, Settlement agreement with Alpha and Chi of $659,960, share based compensation of $72,495, $121,939 increase in accounts payable and accrued liabilities, offset by $64,372 decrease in amounts due from related party, $3,267 decrease in in accrued interest and $21,875 increase in other receivables.

During the nine months ended September 30, 2017, we had positive cash flow from investing activities of $8,430, which was the result of a decrease in restricted cash of $11,868 and the acquisition of fixed assets valued in the amount of $3,438.

During the period ended September 30, 2017, we had positive cash flow from financing activities of $606,232 which was the result of $526,213 proceeds from issuance of equity and $80,000 proceeds from a private placement, for which stock has not yet been issued.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the year ended December 31, 2016 with an explanatory paragraph on going concern.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures required by Rules 13a-15 or 15d-15, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of September 30, 2017 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

On October 25, 2017, several ex-employees of Emerald Israel applied to the Tel-Aviv Court to liquidate Emerald Israel in order to pay outstanding payroll liabilities, based upon a total claim of approximately $75,000. On November 27, 2017, the court demanded that both sides conduct negotiations for 21 days in order to resolve the outstanding liabilities. A second court date has been set for December 20, 2017, which hearing has not been finalized to date based, in part by the results of the transaction discussed in the Subsequent Event note 7 above.

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

EMERALD MEDICAL APPLICATIONS CORP.

By:	/s/ Alimi Ahmed
Alimi Ahmed
Chief Executive Officer
(Principal Executive Officer)
Date:	December 28, 2017

By:	/s/ Gadi Levin
Gadi Levin
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	December 28, 2017

