Form 10-K
period 2017-12-31
Virtual Crypto Technologies, Inc.
filed 2018-04-17
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number 0-15476

VIRTUAL CRYPTO TECHNOLOGIES, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (212) 400-7198

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On June 30, 2017, the aggregate market value of the 6,729,687 shares of common stock held by non-affiliates of the registrant was approximately $26,920 based on the closing price of $0.04 of the Registrant’s common stock on June 30, 2017. On April __, 2018, the Registrant had 59,206,415 shares of common stock outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview and recent developments

On January 29, 2018, Virtual Crypto Technologies, Inc., f/k/a Emerald Medical Applications Corp. (the “Registrant”) transferred the management shares of the Registrant’s former Israeli subsidiary, Emerald Medical Applications Ltd. (“Emerald IL”) owned by the Registrant to Attorney Eviatar Knoller, Esq., with offices at 20 Lincoln, Tel Aviv-Jaffa 6713412, as trustee (the “Trustee”). The purpose of the transfer of the management shares to the Trustee, pursuant to resolution of the Registrant’s Board of Directors dated January 29, 2018, was to enable the Trustee to liquidate the management shares and/or the assets of Emerald IL to satisfy its debts.

The operations of its former subsidiary never generated any revenues, at September 30, 2017 had an accumulated deficit of $16,462,502, and was unable to raise capital to fund its ongoing operations and satisfy its financial obligations to former employees. As a result, the former employees of Emerald IL commenced an action in a court of competent jurisdiction in Israel to liquidate Emerald IL and use any assets to satisfy the debts owed to the former employees. Effective March 8, 2018, Emerald IL ceased to be a wholly-owned subsidiary and a part of the Registrant.

The Registrant previously disclosed in its Form 10-Q for the period-ended September 30, 2017, under Note 9-Subsequent Events, that it was considering the advisability of establishing another wholly-owned Israeli subsidiary engaging in operations that should be more readily able to generate revenues and positive cash flow from operations than Emerald IL, which failed to generate any revenues.

On January 17, 2018, the Registrant formed Virtual Crypto Technologies Ltd as a new wholly-owned subsidiary under the laws of the State of Israel (“Virtual Crypto Israel”) and reported the appointment of Mr. Alon Dayan as CEO of the new subsidiary. Virtual Crypto Israel was formed to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices (the “Products”).

The Registrant filed a Form 8-K on January 24, 2018, reporting that through Virtual Crypto Israel, it entered into a binding term sheet (the “Chiron Term Sheet”) with Chiron Refineries Ltd. (“Chiron”), a public company listed on the Tel-Aviv Stock Exchange (TASE: CHR). Pursuant to the Chiron Term Sheet, a copy of which is attached as Exhibit 10.__ hereto, the Registrant’s subsidiary, Virtual Crypto Israel, shall: (i) appoint a wholly-owned subsidiary of Chiron, under incorporation under the laws of the Turkish Republic of Northern Cyprus, as the exclusive distributor of Virtual Crypto Israel’s Products in the territory of the Republic of Turkey, including the territory of Turkish Republic of Northern Cyprus (the “Territory”); and (ii) the distributor shall have the right to appoint sub-distributors within the Territory. The appointment of the Chiron subsidiary as distributor is subject to the payment by the distributor of $250,000 as an appointment fee, of which $150,000 shall be deemed an advance payment by the distributor made on account of future purchases of our Products.

The Registrant filed a Definitive Information Statement on February 12, 2018 with respect to its name change from Emerald Medical Applications Corp. to Virtual Crypto Technologies, Inc. to reflect its new operations and business focus and effective on March 7, 2018, FINRA approved the Registrant’s name change and its trading symbol was changed from MRLA to VRCP on the OTCQB.

The disclosure in this annual report relates to our business activities during the fiscal year ended December 31, 2017. Additional disclosure has been included in this annual report related to recent developments and subsequent events that occurred after the fiscal year ended December 31, 2017.

Specifically, during the period commencing January 16, 2018 through March 23, 2018, the Registrant raised $1.9 million in equity capital (the “Equity Raise”) through the offering of units (the “Unit Offering”) at a price of $0.07 per Unit, each Unit consisting of one share of the Registrant’s restricted common stock, par value $0.0001 (the “Shares”) and one common stock purchase warrant (the “Warrants”) exercisable for a period of 24 months to purchase one additional Share at an exercise price of $0.14. The proceeds of the Equity Raise are being utilized by the Registrant to fund the operations of Virtual Crypto Israel including, but not limited to the costs associated with the development of the Products. Reference is made to the disclosure under Item 5. “Market For Registrant’s Common Stock, Related Stockholder Matters And Issuer Purchase Of Equity” and under Note 11-Subsequent Events, related to proceeds under the sub-captions “Issuance of convertible notes in 2018” and the “Equity raise from the sale of units in 2018.”

The Unit Offering, which is continuing, was made by the Registrant: (i) principally pursuant to the exemption provided by Regulation S promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Act”); and (ii) to a lesser extent pursuant to Regulation D promulgated by the SEC under the Act; and (iii) and only to “accredited investors” as that term is defined in Rule 501 of Regulation D promulgated by the SEC under the Act. With respect to the Unit Offering made pursuant to Regulation S, the Units were offered in offshore transactions to persons who are not “U.S. Persons” as that term is defined in Rule 902 of Regulation S promulgated by the SEC under the Act.

Our Former DermaCompare Business. Our former wholly-owned subsidiary, Emerald Medical Applications Ltd. (“Emerald IL”), was organized as a privately-owned company under the laws of the State of Israel on February 17, 2010, as a digital health startup company engaged in the development, sale and service of imaging solutions utilizing its proprietary DermaCompare software that it developed for use in derma imaging and analytics (“DermaCompare”). The Registrant believed that DermaCompare software represented an advancement in skin cancer screening that should have enabled physicians to more readily identify and monitor changes in their patients’ skin characteristics.

The Registrant believed that Emerald IL’s DermaCompare solution would allow dermatologists and other medical care professionals, using a set of 25 total body photography (“TBP”), to capture sets of skin lesion images with, among other devices, digital cameras and camera-equipped smart phones, which images could then be transmitted online and are remotely analyzed by professionals using our DermaCompare software.

Our sales and marketing plan was to sell services for Emerald IL’s DermaCompare imaging software to: NHSs, HMOs, health insurance companies, hospitals and medical clinics through distributers, health care channel partners or directly through independent salespersons and/or web purchase to dermatologists and other physicians (GPs) that we expected to purchase licenses based on the number of potential numbers of patients.

In furtherance of our business plan, Emerald IL entered into a series of agreements with unaffiliated third parties for the distribution of its DermaCompare Technology, as follows:

1. On August 12, 2013, Emerald IL entered into an exclusive distribution with Derma Italy Sri, organized under the laws of the Italy (“Derma Italy”), pursuant to which Derma Italy was granted exclusive distribution rights in Italy;

2. On December 1, 2013, Emerald IL entered into a distribution agreement with S. Bokhorst - Creatiekracht, organized under the laws of the Netherlands, pursuant to which S. Bokhorst was granted exclusive distribution in the Netherlands;

3. On February 6, 2014, Emerald IL entered into a distribution agreement with Medical Edge Pty Ltd, organized under the laws of Australia (“Medical Edge”), pursuant to which Medical Edge was granted exclusive distribution rights in the markets of Australia, New Zealand and Oceania;

4. On January 14, 2015, Emerald IL entered into a Project Agreement with Realize S.A. and Ubitech, entities engaged in IT related to medical technology in Greece, and MEDISP and MPUoP, academic and research institutes in Greece (collectively, the “Greek Partners”). Emerald IL and the Greek Partners reported that they anticipated imminent grants from the Office of Chief Scientist of the State of Israel and the General Secretariat for Research and Technology of Greece, respectively, the proceeds of which were to be used for development of enhanced smartphone applications for diagnosis of early stage Melanoma. The development of the Mark1, bi literal plan was finished successfully and approved by the Office of the Chief Scientist of Israel in February 2017.

Notwithstanding our belief that DermaCompare represented a significant advance on existing technologies, there were a number of potential difficulties that we faced, including the following:

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

Notwithstanding the beliefs of the Registrant’s former management that Emerald IL would be able to successfully market its DermaCompare Products, the Registrant never generated any revenues from the operations of Emerald IL nor was it able to raise additional capital after its issuance of convertible notes to institution investors during the 2nd and 3rd fiscal quarters of 2016.

As a result, on September 1, 2017, the Registrant filed a Form 8-K reporting that it had entered into a settlement agreement with two of the institutional investors pursuant to which the Registrant agreed to the amendment and revision of the terms of the convertible notes (the “Notes”) and the warrants (the “Warrants”) originally dated June 20, 2016. The institutional investors had alleged that the Registrant was in default and in order to cure any alleged defaults, the Registrant agreed that the Notes, which had originally provided for a maturity date of June 19, 2017 and were in the original principal amounts of $400,000 and $40,000, respectively, were extended until June 19, 2019, in consideration for which the Registrant agreed to an increase in the principal amounts to of the Notes to $551,600 and $55,160, respectively, with an adjusted conversion price of $0.14. In addition, the Registrant agreed that the Warrants issued on June 20, 2016 be adjusted to provide for the exercise of a total of 11,331,252 shares at $0.14 compared to the exercise of 2,200,000 shares each at the adjusted conversion price of $0.14 in the original Warrants. The new Notes and Warrants were filed as exhibits to the Form 8-K filed on September 1, 2017.

During 2017, the Registrant filed several Forms 8-K with disclosure under Item 5.02 reporting terminations and/or resignations of members of its management and Board of Directors. After the year-ended December 31, 2017, the only member of Registrant’s Board of Directors that had been a director in 2017 was Mr. Yair Fudim, formerly an independent director since April 2015. On February 15, 2018, the Registrant filed a Form 8-K reporting the resignation of Mr. Ahmed Alimi as Chairman and CEO and the appointment of Mr. Fudim as Chairman and CEO. This change in the Registrant’s Board of Directors was in connection with the cessation of the operations of Emerald IL and the commencement of operations of Virtual Crypto Israel.

ITEM 1A. RISK FACTORS

The shares of our Common Stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose their entire amount invested in the Common Stock. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any shares of Common Stocks. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of your investment. You should carefully consider the risks described below and the other information in this Prospectus before investing in our Common Stock. Prospective investors should also carefully consider the fact that several of the risk factors related to our former DermaCompare business are no longer applicable and that there are new risk factors applicable to our new business operations.

Risks Associated with Our Business

We recently discontinued our former operations related to our patented DermaCompare technology designed for early detection of skin cancer.

At the end of January 2018, we transferred the ordinary shares of our former Israeli subsidiary, Emerald Medical Applications Ltd. (“Emerald IL”) to a trustee for the purpose liquidating Emerald IL’s shares and/or the assets of Emerald IL to satisfy its debts. The operations of Emerald IL never generated any revenues and the Registrant was unable to raise capital to fund its ongoing operations and satisfy its financial obligations to former employees.

We have only recently commenced operations in the business of developing and marketing software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices and, as a result, have no history of operations in such business.

On January 17, 2018, we organized Virtual Crypto Technologies Ltd. as a new, wholly-owned Israeli subsidiary (Virtual Crypto IL to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices (the “Products”). We only recently commenced these new business activities and have virtually no history of operations in developing and marketing the Products.

Our historical financial information does not reflect our new business activities nor our recent agreement to distribute our Products.

As a result, our historic operations do not provide any basis for an evaluation of our business or our current business operations or focus. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations in new and developing fields such manufacturing and marketing Products for the purchase and sale of cryptocurrencies through ATMs, tablets, PCs and mobile devices. We may expect to incur additional net losses over the next several years as we seek to develop our operations in the field of supporting the purchase and sale of cryptocurrencies using our Products. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

We have an evolving business model.

As blockchain technologies and cryptocurrencies become more widely available and utilized, we expect the services and products associated with them to evolve and, as a result our Products will have to continue to evolve. Very recently, the Securities and Exchange Commission (the “SEC”) issued a Report that promoters that use initial coin offerings or token sales to raise capital may be engaged in the offer and sale of securities in violation of the Securities Act of 1933, as amended (the “Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). While we are not involved, nor will we engage in the business of initial coin offerings or token sales, any adverse impact on the cryptocurrency industry that may occur as a result of the recent SEC Report or other potential regulatory actions may adversely impact our ability to successfully market our Products. From time to time we may modify aspects of our business model rand our Products and there can be no assurance that these or any other modifications will be successful or will not result in harm to the business.

Our new management team has limited experience in the field of manufacturing and marketing our new Products, which are still in development, to support the cryptocurrency market.

Our management only recently determined to shift our primary corporate focus towards the manufacture and sale of software and hardware Products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices. Our management has relatively limited experience in supporting purchase and/or sale of cryptocurrencies and the blockchain technology industry generally. While we intend to expand our management team and staff with individuals with more experience in this industry and will closely scrutinize any individuals we engage, we cannot assure you that well-qualified individuals will be available to us or that our assessment of individuals we retain will prove to be correct. These individuals may be unfamiliar with the requirements of being involved in a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

The further development and acceptance of cryptocurrency trading, of which there can be no assurance, represents a new and rapidly changing industry.

We will be dependent upon our ability to manufacture and market our Products in a timely manner if we hope to succeed in serving this new and rapidly developing industry. We will be subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of cryptocurrencies and our ability to manufacture products in a timely manner and within the limits of our capital resources may adversely affect an investment in our common stock.

The use of our Products to purchase and sell cryptocurrencies to, among other things, buy and sell goods and services and/or the acquisition of cryptocurrencies as an investment, is part of a new and rapidly evolving industry. There can be no assurance that our Products will be accepted by this new and likely demanding market that employs the use of a computer-generated mathematical and/or cryptographic protocol. The growth of this industry, in general, is subject to a high degree of uncertainty. The factors affecting the further development of this industry, include, but are not limited to:

●	continued worldwide growth in the adoption and use of cryptocurrencies and the acceptance of our Products;
●	changes in consumer demographics and public tastes and preferences that can limit demand for our Products;
●	the maintenance and development of hardware and software for our Products;
●	the availability and popularity of other forms or methods of buying and selling cryptocurrencies;
●	general economic conditions and the regulatory environment relating to cryptocurrencies; and
●	negative consumer perception of cryptocurrencies specifically and cryptocurrencies generally.

A decline in the popularity or acceptance of cryptocurrencies would harm our ability to market our Products and, as a result, could adversely impact our ability to generate revenues and profits, if any.

Currently, there is relatively small use of cryptocurrencies in the retail and commercial marketplace in comparison to relatively large use by speculators; as a result, we expect that the market for our Products may develop slowly, if at all.

Cryptocurrencies have only recently become accepted as a means of payment for goods and services by certain major retail and commercial outlets and use of cryptocurrencies by consumers to pay such retail and commercial outlets remains limited. As a result, the demand for our Products may be expected to develop slowly, if at all. As a result, we reasonably anticipate that we will not generate positive cash flow from operations for the foreseeable and there can be no assurance that we will generate profits.

If we do not keep pace with technological changes, our Products, if and when developed, may not become competitive and/or our competitors may develop and market similar products that receive greater market acceptance.

The market for blockchain technology is characterized by rapid technological change, frequent product and service innovation and evolving industry standards. As a result, our Products must be able to keep pace with this rapidly developing and competitive marketplace. There can be no assurance that we will be able to manufacture our Products successfully or, if we can manufacture Products that achieve market acceptance, that we will be able to fulfill demand if such demand exceeds our production capabilities. We expect that we will be dependent on third party manufacturers for the foreseeable future but at present have no firm arrangements for the manufacture of our Products. If we are unable to provide enhancements and new features for our Products and any future product offerings that achieve market acceptance or that keep pace with these technological developments, our business could be adversely affected.

It may be illegal now, or in the future, to acquire, own, hold, sell or use cryptocurrencies and, as a result, the potential use and demand for our Products could be materially adversely affected.

Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, including the United States, one or more countries may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use cryptocurrencies which would adversely impact demand for our Products and/or limit their acceptance by potential users, including locations where we expect to place our Products. Such restrictions may adversely affect the Company. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

We will be dependent upon our ability to continue to raise equity and/or debt financing at acceptable terms.

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

Based on our financial statements for the years ended December 31, 2017 and 2016, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue.

Notwithstanding our capital raise from the sale of our equity securities following the formation of Virtual Crypto IL to the present, there can be no assurance that we will have adequate capital resources or be able to continue to raise equity and/or debt capital to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

Our former DermaCompare operation never achieved market acceptance nor were any revenues ever generated. The failure of such acceptance caused us to cease our DermaCompare operation and divest our DermaCompare subsidiary in January 2018.

Our revenues were expected to come from the sale of the DermaCompare product. As a result, we continued to incur operating losses until our new management and Board of Directors determined to divest the DermaCompare subsidiary. We are now dependent upon our ability to successfully manufacture, via third-party agreements, to develop and market our planned Products implementing software and hardware facilitating, allowing and supporting the purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices (collectively, our “Products”)

Our new Products will be dependent upon software still in development; Software failures, breakdowns in the operations of our servers and communications systems or the failure to implement system enhancements could harm our business.

Our success depends on the efficient and uninterrupted operation of our servers and communications system, all of which are still in early stages of development. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client data and day-to-day management of our business and could result in the corruption or loss of data. While we plan that all of our operations will have disaster recovery plans in place, such plans, when in place, might not adequately protect us and any failure could irreparably damage any efforts for establishing a successful market presence. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service, which could be expected to prevent us from achieving any market acceptance for our new Products.

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

Our Products are being designed to maintain the confidentiality and security of our customers’ and their end users’ confidential and proprietary data that are stored on our server systems, which may include sensitive personal data. However, any accidental or willful security breaches or other unauthorized access to these data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We may be unable to anticipate these techniques or implement adequate preventative or reactionary measures.

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

We will need to increase the size of our organization and may experience difficulties in managing growth, if any.

At present, we are a small company. We expect to experience a period of expansion in infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

The loss of key personnel could adversely affect our business. We may not be able to hire and retain qualified personnel to support our growth.

The Company’s success depends to a significant extent upon the efforts of its CEO, and other key senior employees and other key personnel. The loss of the services of such personnel could adversely affect our business and our ability to implement our growth plan. We cannot assure you that the services of the members of our management team will continue to be available to us, or that we will be able to find a suitable replacement for any of them. We do not have key man insurance on any members of our management team. If any member of our management team were to die and we are unable to replace either or both of them for a prolonged period of time, we may be unable to carry out our long-term business plan and our future prospect for growth, and our business, may be harmed.

Our success is dependent upon our ability to attract, train, manage and retain sales, marketing and other qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to implement our strategy to grow our business.

If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to hire and retain employees and attract qualified candidates in the future. If we are unable to hire and retain employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

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

As of December 31, 2017, we had outstanding: (i) Class A Warrants exercisable to purchase 6,334,626 shares of Common Stock at an exercise price of between $0.14-$0.80 per Share for one years; (ii) Class B Warrants exercisable to purchase 5,400,478 Shares at an exercise price of $0.14 per Share on a cashless basis for a period of five years; and (iii) Class E Warrants exercisable to purchase 900,000 Shares, at an exercise price of $0.0001 per Share.

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

We are authorized to issue 490,000,000 shares of Common Stock, $0.0001 par value per share, of which, as of April 16, 2018, 59,206,415 shares of Common Stock were outstanding. Additional shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common Stock.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our share price could be volatile, and our trading volume may fluctuate substantially

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

After the year-ended December 31, 2017: (i) the Registrant’s subsidiary, Virtual Crypto IL, leased offices facilities from an unaffiliated third-party at 10 Ha’amal Street, Rosh Ha’ain, Israel 4809234 consisting of approximately 600 square feet of office space, for $1,475 per month; and (ii) the Registrant was provided use of an office at 40 Wall Street, 28th Floor, New York, NY 10005, at a cost of $100 per month from an unaffiliated third party. The Registrant believes that its present facilities are sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDING

On December 12, 2016, the Registrant filed a Form 8-K reporting that at a meeting of its Board of Directors held on November 18, 2016, at which meeting the majority of the Registrant’s Board of Directors authorized the termination of Lior Wayn as CEO/president of the Registrant and of its wholly-owned Israeli subsidiary, Emerald IL. The termination of Mr. Wayn as an executive officer of the Registrant and Emerald IL was “for cause” as described more fully in the Form 8-K, which is incorporated by reference herein. In addition, the Form 8-K further reported that in connection with, Mr. Wayn’s termination as an executive officer, Mr. Wayn was removed as a director of the Registrant in accordance with the provisions of Section 141(k) of the Delaware General Corporation Law based upon the written consent of the holders of the majority of the Registrant’s shares of common stock at November 16, 2016.

In April 2017, a lawsuit was filed with the Tel Aviv court by Mr. Wayn claiming certain damages to the total amount of $100,000, under the assertion of wrongful dismissal by the Registrant and Emerald IL. The Registrant believes these claims to be unsubstantiated and wholly without merit and intends to defend itself against these claims. The Company believes that he will not be successful in his claim. Nevertheless, the outcome of the proceeding will not materially affect the Registrant.

In December 2017, a liquidation request was filed with the Tel Aviv District Court by a group of former employees of Emerald IL, under the assertion of delay of pay and insolvency. On December 20, 2017, at a hearing before the court, it was ordered that the Emerald IL shall settle its pension debts to the former employees under applicable Israeli law within 21 days and settle its other debts to them in 60 days, the failure of which would result in a winding-up order (the equivalent of a liquidation) could be given. Based on the collaboration of Emerald IL and its former employees and the fact that the Company was in negotiation with third-parties for the infusion of equity capital and has started negotiating the sale of certain assets, the Company’s legal advisors believe that the liquidation claim will be dismissed by the court. The amounts being claimed by the former employees was less than $96,000 and are included in current liabilities at December 31, 2017.

On January 29, 2018, the “Registrant”) transferred the ordinary shares of the Registrant’s former Israeli subsidiary, Emerald IL to Attorney Eviatar Knoller, Esq., with offices at 20 Lincoln, Tel Aviv-Jaffa 6713412, as trustee (the “Trustee”). The purpose of the transfer of the management shares to the Trustee, pursuant to resolution of the Registrant’s Board of Directors, was to enable the Trustee to liquidate the management shares and/or the assets of Emerald IL to satisfy its debts and satisfy its financial obligations to former employees. As a result, the former employees of Emerald IL commenced an action in a court of competent jurisdiction in Israel to liquidate Emerald IL and use any assets to satisfy the debts owed to the former employees. Effective March 8, 2018, Emerald IL ceased to be a wholly-owned subsidiary and a part of the Registrant.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY

Market Information

Our common stock is currently quoted on the OTCQB market under the symbol VCRP. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices, adjusted for a one-for-four (1:4) reverse split effective March 20, 2015, represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.51	$0.07	$1.75	$0.55	$0.20	$0.11
Second Quarter ended June 30	$0.28	$0.04	$0.77	$0.55	$2.24	$0.45
Third Quarter ended September 30	$0.07	$0.01	$0.74	$0.30	$2.24	$1.00
Fourth Quarter ended December 31	$0.07	$0.02	$0.40	$0.16	$1.25	$1.00

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

Outstanding Warrants

The following table summarizes information of outstanding warrants as of December 31, 2017:

	Warrants	Warrant Term		Exercise Price	Exercisable
Investors - Class A Warrants	6,334,626	1 years		$0.14-.080	6,334,626
Investors - Class B Warrants	5,400,478	5 years		$0.14	5,400,478
Investor - Class E Warrants	900,000		(1)	$0.0001	900,000

(1) During 2015, a total of 2,700,000 Class E Warrants were issued by the Company to Lior Wayn pursuant to the terms of the Share Exchange Agreement and were exercisable in three equal tranches of 900,000 Shares each (the “Tranches”) at an exercise price of $0.0001 per Share, subject to and within 45 days of the Company achieving the milestones defined in the Share Exchange Agreement. On December 16, 2016, the Company terminated of Lior Way’s employment agreements with the Company and Emerald Israel., and his removal as an executive officer and director. During 2017, Mr. Wayn transferred, sold and assigned his 5,212,878 shares of the Company’s common stock and 900,000 Class E Warrants that were fully-vested to an entity controlled by Mr. Alimi Ahmed, then a member of the Company’s Board of Directors. Effective as of December 31, 2016, the remaining 1,800,000 Class E Warrants that had been issued to Mr. Wayn Warrants were canceled.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information of outstanding options as of December 31, 2017:

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

Sale of Unregistered Securities in 2015

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

Name of Subscriber	Bases for Issuance	Date of Issuance	Price Per Unit	Shares Issued
Short Trade Ltd (1)	Subscription Agreement	06/18/2015	$0.40	625,000
Prop Trade Ltd (2)	Subscription Agreement	06/18/2015	$0.40	375,000
Dr. Ben Zion Weiner	Subscription Agreement	06/18/2015	$0.40	125,000
RP Holdings (1992) Ltd. (3)	Subscription Agreement	06/18/2015	$0.40	125,000
Dr. Tank Siak Khim	Subscription Agreement	06/18/2015	$0.40	250,000
Yoel Yogev	Subscription Agreement	06/18/2015	$0.40	200,000
Universal Link Ltd (4)	Subscription Agreement	06/18/2015	$0.40	175,000
Avigdor Hakmon	Subscription Agreement	06/18/2015	$0.40	62,500
Dr. Shmuel Pasternak	Subscription Agreement	06/18/2015	$0.40	62,500
Liat Sidi	Subscription Agreement	07/21/2015	$0.40	25,000
Tzvi Aharonson	Subscription Agreement	07/21/2015	$0.40	137,500
Estery Giloz Ran	Subscription Agreement	07/21/2015	$0.40	312,500
Malca Maimon	Subscription Agreement	07/21/2015	$0.40	87,500
Ohad Cohen	Subscription Agreement	07/21/2015	$0.40	150,000
Nissim Simhon	Subscription Agreement	07/21/2015	$0.40	50,000
NE Solution Ltd (5)	Subscription Agreement	07/21/2015	$0.40	162,500
	Total		$1,169,961	2,925,000

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

Name of Note Holder	Bases of Issuance	$ Debt Converted	Shares Issued
David Masasa	Conversion of Debt	8,788	27,463
Liron Carmel	Conversion of Debt	19,521	61,003
Yoseph Cohen	Conversion of Debt	15,632	48,850
Tzvi Aharonson	Conversion of Debt	43,969	137,403
	Total	$87,910	274,719

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

(4) The control person of Capitalink Ltd is Lavi Krasney, a resident of Israel.

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

The issuance and sale of Shares to Shirat Hahayim and Pnina Rosenblum, residents of the State of Israel, and David Treves, resident of Australia, without registration under the Act, was made in reliance upon the exemptions provided in Section 4(2) of the Act and Regulation S promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Act. The issuance of Shares to Lyons Capital LLC, without registration under the Act, was in reliance upon Section 4(2) and Regulation D promulgated by the SEC under the Act.

Sale of Unregistered Securities in 2016:

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

Sale of Unregistered Securities in 2017:

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

In July and August 2017, the Company issued 571,429 units to two accredited investors for $0.14 per unit in total amount of $80,000. Each unit consist (i) 571,429 restricted shares at a price of $0.14 per share, (ii) 571,429 warrants exercisable for a one-year period in exercise price of $0.14, and (iii) 571,429 warrants exercisable for a two-year. As of December 31, 2017, the Company had not issued the shares to the accredited investors.

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

Plan of Operations

On January 23, 2018, the Registrant, through its newly organized, wholly-owned Israeli subsidiary, Virtual Crypto Technologies Ltd. (the “Subsidiary”), entered into a binding term sheet (the “Term Sheet”) with Chiron Refineries Ltd. (“Chiron”), a public company listed on the Tel-Aviv Stock Exchange (TASE: CHR). Pursuant to the Term Sheet, the Registrant’s Subsidiary shall: (i) appoint a wholly-owned subsidiary of Chiron, under incorporation under the laws of the Turkish Republic of Northern Cyprus, as the exclusive distributor (the “Distributor”) of our Subsidiary’s products (as defined below) in the territory of the Republic of Turkey, including the territory of Turkish Republic of Northern Cyprus (the “Territory”); and (ii) the Distributor shall have the right to appoint sub-distributors within the Territory.

Virtual Crypto Technologies Ltd. was formed on January 17, 2018, to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices (the “Products”).

On January 29, 2018, Virtual Crypto Technologies, Inc., f/k/a Emerald Medical Applications Corp. (the “Registrant”) transferred the management shares of the Registrant’s former Israeli subsidiary, Emerald Medical Applications Ltd. (“Emerald IL”) owned by the Registrant to Attorney Eviatar Knoller, Esq., with offices at 20 Lincoln, Tel Aviv-Jaffa 6713412, as trustee (the “Trustee”). The purpose of the transfer of the management shares to the Trustee, pursuant to resolution of the Registrant’s Board of Directors dated January 29, 2018, was to enable the Trustee to liquidate the management shares and/or the assets of Emerald IL to satisfy its debts.

The operations of its former subsidiary never generated any revenues and was unable to raise capital to fund its ongoing operations and satisfy its financial obligations to former employees. As a result, the former employees of Emerald IL commenced an action in a court of competent jurisdiction in Israel to liquidate Emerald IL and use any assets to satisfy the debts owed to the former employees. Effective March 8, 2018, Emerald IL ceased to be a wholly-owned subsidiary and a part of the Registrant.

On January 17, 2018, the Registrant formed Virtual Crypto Technologies Ltd as a new wholly-owned subsidiary under the laws of the State of Israel (“Virtual Crypto Israel”).

Our Business Operations during 2017

We were a digital health startup company engaged in the development, sale and service of imaging solutions utilizing our proprietary DermaCompare software that we developed for use in derma imaging and analytics (our “DermaCompare” or “Product”). We believed that the DermaCompare software represents an advancement in skin cancer screening that should enable physicians to more readily identify and monitor changes in their patients’ skin characteristics.

Our DermaCompare solution allowed dermatologists and other medical care professionals, using a set of 25 total body photography (“TBP”), to capture sets of skin lesion images with, among other devices, digital cameras, camera-equipped smart phones or tablets. These images are then transmitted online and are remotely analyzed by professionals using our DermaCompare software.

The DermaCompare imaging software has 2 main modules:

●	A SaaS cloud-based Dr. Module that can be launched on any desktop computer connected to the Internet; or
●	Mobile APP for mass population uses can be installed on smart phones or tablets with iOS or Android operating systems.

Our sales and marketing plan was to sell licenses for our DermaCompare imaging software to: NHSs, HMOs, health insurance companies, hospitals and medical clinics through distributers, health care channel partners or directly through independent salespersons and/or web purchase to dermatologists and other physicians (GPs) that we expect to purchase licenses based on the number of potential numbers of patients.

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

Results of Operations during the year ended December 31, 2017 as compared to the year ended December 31, 2016

We have had no revenues for the years ended December 31, 2016 and 2015. We had operating expenses related to research and development and general and administrative expenses

During the year ended December 31, 2017, we incurred $1,573,906 in net loss due to $354,809 research and development expenses and $911,581 in general and administrative expenses, $313,984 in financing expenses.

During the year ended December 31, 2016, we incurred $6,145,197 in net loss due to $1,644,868 research and development expenses and $3,749,867 in general and administrative expenses, $750,462 in financing expenses.

Liquidity and Capital Resources

On December 31, 2017, we have had current assets of $15,181 consisting of $2,959 in cash and other receivables of $12,222. We had fixed assets, net of $14,290. We had $1,011,941 in current liabilities consisting of $445,653 in accounts payable and accrued liabilities, $82,331 in accounts payable to related party, $98,476 employee payable, $67,846 in accrued interest, and short-term portion of convertible notes of $317,635.

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

We had negative working capital of $1,003,228 and $944,355 as of December 31, 2017 and December 31, 2016, respectively. The Company is assessing a number of options to increase its working capital to better sustain its operations. During the first quarter of 2018 we raised $1.9 million through the issuances of convertible loans and addition equity financings. Our total liabilities as of December 31, 2017 were $1,624,574 compared to $958,197 at December 31, 2016.

During the year ended December 31, 2017, we had negative cash flow from operations of $619,734 which was mainly the result of a net loss of $1,573,906, $2,866 increase in other receivables, $40,339 increase in amounts due from related party and offset by, $183,993 increase in accounts payable and accrued liabilities and $360,598 interest and amortization of discount on convertible debt.

During the year ended December 31, 2016, we had negative cash flow from operations of $818,533 which was mainly the result of a net loss of $6,145,197, $16,441 decrease in other receivables and offset by $4,714,117 in non-cash compensation, $122,991 increase in accounts payable and accrued liabilities, $75,729 increase in employee payable, $122,482 increase in amounts due from related party, $12,422 depreciation expense, and $409,588 amortization of debt discount.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued an unqualified audit opinion for the year ended December 31, 2017 with an explanatory paragraph on going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2017, and 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2017, and 2016, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2017 and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp.) and its subsidiary (the "Company") as of December 31, 2017 and 2016 and the related consolidated statements of comprehensive loss, shareholders' deficit and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's lack of revenues and substantial operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of' these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Brightman Almagor Zohar & Co.

Certified Public Accountants

Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

April 17, 2018

We have served as the Company's auditor since 2016

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp)

Balance Sheets

As of December 31, 2017, and 2016

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,959	$4,486
Other receivables (Note 2)	12,222	9,356
Total current assets	15,181	13,842

Restricted cash	59	11,925
Fixed assets, net of accumulated depreciation of $26,120 at December 31, 2017 and $8,607 at December 31, 2016	14,290	31,803
Total assets	$29,530	$57,570

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities (Note 3)	$445,653	$198,795
Accounts payable - related party (Note 7)	82,331	125,962
Employee payable	98,476	161,341
Accrued interest payable (Note 5)	67,846	32,768
Short term portion of convertible notes (Note 5)	317,635	439,331
Derivative Liability (Note 5)	-	(**)336,272
Total current liabilities	1,011,941	1,294.469

Convertible notes (Note 5)	606,165	-
Total liabilities	1,618,106	1,294,469

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 529 and none issued at December 31, 2017 and December 31, 2016, respectively.	(*)	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 22,543,008 and 19,962,728 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively. (Note 6)	2,255	1,994
Accumulated other comprehensive income	(19,337)	(19,337)
Additional paid-in capital (Note 6)	14,968,925	13,826,957
Receipt on account of shares (Note 6)	80,000	-
Accumulated deficit	(16,620,419)	(**)(15,046,513)
Total stockholders’ deficit	(1,588,576)	(1,236,899)
Total liabilities and stockholders’ deficit	$29,530	$57,570

(*) less than $1

(**) Restated – see Note 10.

The accompanying notes are an integral part of these financial statements.

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp)

Statements of Comprehensive Loss

For the Twelve Months Ended December 31, 2017 and 2016

	Twelve months	Twelve months
	ended	ended
	December 31, 2017	December 31, 2016

Revenues	$-	$-

Expenses:
Research and development	(354,809)	(1,644,868)
General and administrative expenses	(911,581)	(3,749,867)
Total operating expenses	(1,266,390)	(5,394,735)

Loss from operations	(1,266,390)	(5,394,735)

Finance income (expense):
Finance expense	(307,516)	(*)(750,462)

Net loss attributable to shareholders of the company	$(1,573,906)	$ (*)(6,145,197)
Net loss attributable to shareholders of preferred stock	(39,491)
Net loss used in the calculation of basic and diluted loss per share	$(1,534,415)	$ (*)(6,145,197)
Basic and diluted net loss per share	(0.07)	(*)(0.32)
Weighted average shares outstanding - basic and diluted	21,780,899	18,966,032

(*) Restated – see Note 10.

The accompanying notes are an integral part of these financial statements.

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp)

Statements of Cash Flows

For the Twelve Months Ended December 31, 2017 and 2016

	Twelve months	Twelve months
	ended	ended
	December 31, 2017	December 31, 2016
Operating Activities:
Net loss	$(1,573,906)	$ (*)(6,145,197)
Depreciation expense	17,513	12,422
Interest and amortization of discount on convertible notes	350,208	369,588
Shares issued for services	-	2,263,304
Change in derivative liability	(336,272)	309,873
Share based compensation	76,616	2,028,803
Non cash finance, general and administrative expenses arising from settlement with debt and warrant holders	659,960	-

Increase in accounts payable and accrued liabilities	183,993	123,869
Decrease in amounts due from related party	(40,339)	122,482
Decrease in accrued interest	35,078	13,483
Increase in other receivables	(2,866)	16,441)
Net cash used in operating activities	(630,015)	(858,533)

Investing Activities:
Decrease (increase) in restricted cash	11,866	(11,925)
Purchase of fixed assets	-	(23,105)
Net cash provided by (used in) investing activities	11,866	(35,030)

Financing Activities:
Issuance of common stock (net of issuance expenses)	536,613	47,600
Issuance of short-term convertible notes	-	735,000
Receipt on account of stock	80,000
Net cash provided by financing activities	616,613	782,600
Effect of exchange rates on cash and cash equivalents

Net increase (decrease) in cash	(1,527)	(110,963)
Cash and cash equivalents - beginning of period	4,486	115,449
Cash and cash equivalents - end of period	$2,959	$4,486

Non-cash transactions:
Issuance of Preference Shares in connection with settlement with debt and warrant holders	$529,000	$-
Settlement agreement with debt and warrant holders accounted for as extinguishment and re issuance of debt:
Extinguishment of convertible note	(470,200)
Re issuance of convertible note	606,160	-

(*) Restated – see Note 10.

The accompanying notes are an integral part of these financial statements.

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp)

Statement of Changes in Stockholders’ Deficit

For the Years December 31, 2017 and 2016

	Common		Preferred		Additional Paid-in	Receipt on Account of	Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Stock	Amount	Capital	Shares	Income	Deficit	deficit
Balance as of December 31, 2016	19,931,478	$1,994	-	$-	$13,826,957	$-	$(19,337)	$ (**)(15,046,513)	$(1,236,899)
Common stock issued for cash	1,315,563	132	-	-	526,081	-	-	-	526,213
Cashless exercise of Warrants	1,096,395	110	-	-	(110)	-	-	-	-
Conversion of Convertible Note to shares	74,572	7	-	-	10,393	-	-	-	10,400
Issuance of Ordinary Shares	125,000	12	-	-	(12)	-	-	-	-
Issuance of Preferred Stock			529	(*)	529,000	-	-	-	529,000
Receipt on Account of Shares			-	-	-	80,000	-	-	80,000
Share based compensation	-	-	-	-	76,616	-	-	-	76,616
Net loss for the year	-	-	-	-	-	-	-	(1,573,906)	(1,573,906)
Balance as of December 31, 2017	22,543,008	$2,255	529	$-	$14,968,925	$80,000	$(19,337)	$(16,620,419)	$(1,588,576)

(*) less than $1

(**) Restated – see Note 10.

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp)

Notes to Financial Statements
December 31, 2017

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

Beginning in July 2017, the Company commenced a process of outsourcing the development and maintenance of our patented DermaCompare imaging solution to a major Israeli software company, which company has been involved in the continued development of our technology. The purpose for this outsourcing was to conserve the Company’s capital resources. Certain key external consultants and medical professionals continue to assist and serve the Company as we advance the implementation of our marketing plan. As of December 31, 2017, and the date of this report, the Company has no employees on its payroll. However, certain liabilities with respect to payroll and severance payments remain outstanding.

On January 29, 2018, the Company ceased its DermaCompare operations and is currently in the process of liquidating Emerald Israel. The Company commenced a new business operation in January 2018 under its newly-formed Israeli subsidiary, Virtual Crypto Technologies Ltd. To fund the new operations and to satisfy its existing debts, the Company raised approximately $1.9 million in the first quarter of 2018. Refer to subsequent event note 11.

Going Concern:

The Company has incurred significant operating losses and negative cash flows from operating activities in relation to its DermaCompare operations, since incorporation. The Company raised approximately $1.9 million in the first quarter of 2018, however, it will be required to obtain additional liquidity resources in order to support the commercialization of its new operations and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term requirements.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Such adjustments would have been required as of December 31 2017 had the Company not successfully completed the $1.9 million funding in the first quarter of 2018. Since the Company's balance sheet as of December 31 2017 is substantially comprised of financial instruments with carrying values that approximate liquidation values (cash and cash equivalents, short term accounts payable and accrued expenses, debt and  related accrued interest presented at repayment amounts as well as derivative warrant liabilities with immaterial carrying and fair values), other than the reclassification of long term liabilities to short term, such adjustments would have been immaterial as of December 31 2017.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2017 and December 31, 2016.

Other Receivables

The Company treats VAT refunds claimed, resulting from excess VAT paid over VAT received, as other receivables.

Currency Translation and other Comprehensive Income

The functional currency of the Virtual Crypto Technologies Inc. is the U.S dollar (“dollar”) since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Transactions and balances denominated in dollars are presented at their original amounts. Transactions and balances denominated in foreign currencies have been re-measured to dollars in accordance with the provisions of ASC 830-10, “Foreign Currency Translation”. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2017 and 2016, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

The Company measures its derivative warrant liabilities at fair value at each period. The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

Allocation of proceeds into equity and debt components of convertible notes issued together with other detachable financial instruments is performed, in relation to the proceeds allocated to the convertible notes, based on the relative fair value of such convertible notes and the other detachable financial instruments issued.

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

Earnings per Common Share

Basic net loss per share is computed by dividing net loss, as adjusted to include the weighted average number of common shares outstanding during the year. Common shares and preferred shares contingently issuable for little or no cash are included in basic net loss per share on an as issued basis.

Diluted net loss per share is computed by dividing net loss, as adjusted to include preferred shares dividend participation rights of preferred shares outstanding during the year as well as of preferred shares that would have been outstanding if all potentially dilutive preferred shares had been issued, by the weighted average number of common shares outstanding during the year, plus the number of common shares that would have been outstanding if all potentially dilutive common shares had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”.

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2017 and December 31, 2016, since all such securities have an anti-dilutive effect.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of the promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective with respect to the Company beginning in the first quarter of 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As the Company has not incurred revenues to date, it does not expect the new standard to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued a new lease accounting standard requiring the recognition of lease assets and liabilities on the balance sheet. This standard is effective beginning in the first quarter of 2019; early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements. As the Company currently is not a party to any leasing arrangement, it does not expect the new standard to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” With respect to assets measured at amortized cost, such as held-to-maturity assets, the update requires presentation of the amortized cost net of a credit loss allowance. The update eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses as opposed to the previous standard, when an entity only considered past events and current conditions. With respect to available for sale debt securities, the update requires that credit losses be presented as an allowance rather than as a write-down. The update is effective beginning in the first quarter of 2020; early adoption is permitted. As the Company has insignificant receivable balances, The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Note 2. Other Receivables.

As of December 31, 2017, and December 31, 2016, the Company had other receivables of $12,222 and $9,356, respectively, which represent VAT refunds claimed resulting from excess VAT paid over VAT received from the Israeli government.

Note 3. Accounts Payable and Accrued Liabilities.

As of December 31, 2017, and December 31, 2016 the Company had accounts payable and accrued liabilities of $445,653 and $198,795, respectively, which mainly represent accrued expenses such as accrued vacation and deferred salary (see Note 8 for further details).

Note 4. Employees Payable.

As of December 31, 2017, and 2016, the total amount owing to employees was $98,476 and $161,341. The amount owing as of December 31, 2017 includes amounts owing to employees in respect of the litigation against Emerald Israel. Reference is made to Note 8 below.

Note 5. Notes Payable

Notes payable and accrued interest as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016

Principle	$920,484	$745,860
Discount	-	(306,529)
Accrued interest	71,162	32,768
Total	991,646	472,099

Issuances of convertibles notes during 2016 and 2017

On March 24, 2016, a convertible note payable and Class A warrants to purchase 187,500 common shares were issued to GoldMed Ltd for a consideration of $75,000 The note bears interest at 8% per annum and is convertible through March 23, 2017. The exercise price of the warrant is $0.80 and expires 12 months after issuance. The warrants and the beneficial conversion feature were valued at $75,000, which resulted in a $75,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note.

On April 11, 2016, a convertible note payable and Class A warrants to purchase 200,000 common shares were issued to Maz Partner. The note bears interest at 8% per annum and is convertible through April 10, 2017. The exercise price of the warrant is $0.80 and expires 12 months after issuance. The warrants and the beneficial conversion feature were valued at $80,000, which resulted in a $80,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note.

On June 20, 2016, a convertible note payable and Class A warrants to purchase 1,000,000 common shares and Class B warrants to purchase 1,000,000 common shares were issued to Alpha Anstalt Capital (“Alpha”). The note bears interest at 8% per annum and is convertible through June 19, 2017. The exercise price of the Class A warrants is $0.80 and expires 12 months after issuance and the exercise price of Class B warrants is $0.80 and expires 60 months after issuance. The warrants and the beneficial conversion feature were valued at $440,000, which resulted in a $440,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note.

On June 30, 2016, a convertible note payable and Class A warrants to purchase 100,000 common shares were issued to Ilan Malka. The note bears interest at 8% per annum and is convertible through June 29, 2017. The exercise price of the warrant is $0.80. The warrants and the embedded beneficial conversion feature were valued at $40,000, which resulted in a $40,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note.

On July 7, 2016, a convertible note payable and Class A warrants to purchase 250,000 common shares and Class B warrants to purchase 250,000 were was issued to Firstfire Global Opportunities Fund LTC (“Firstfire”). The exercise price of the Class A warrants is $0.80 and expires 12 months after issuance and the exercise price of Class B warrants is $0.80 and expires 60 months after issuance. The warrants and the beneficial conversion feature were valued at $100,000, which resulted in a $100,000 discount recorded as a reduction of debt and an increase to additional paid in capital. The discount is amortized in finance expense over the term of the note. The note bears interest at 8% per annum and is convertible through July 6, 2017.

The terms of the convertibles note and warrants to Alpha Capital and Firstfire Global Opportunities Fund LTC

The conversion price of the loans and the exercise price of Class A warrants and Class B warrants issued to Alpha and Firstfire, which had an exercise price of $0.80, were adjusted to $0.14, based on the Company’s share price on the 275th calendar day after the issuance date in accordance with the original provisions of the agreement. The exercise price is subject to certain adjustments, including down round protection.

In July 2016, the Company granted an option to Alpha and Chi Squared (the “Alpha Chi Option”) to purchase Notes for an aggregate of up to $385,000 (up to $350,000 for Alpha and up to $35,000 for Chi Squared Capital Inc.) (“Option Notes”) and Warrants (“Option Warrants”) substantially identical to the Notes and Warrants issued. The Company accounts for the Alpha Chi Option as derivative liabilities that are measured at their far value at each period end as further detailed below.

The above-referenced convertible notes were due during 2017. A settlement agreement was reached with Alpha and Chi Squared Capital Inc. on August 7, 2017, as described below, and agreements were reached with other convertible note holders in 2018 as detailed in Note 11, Subsequent Events.

Settlement Agreement

Effective August 7, 2017, the Company entered into the settlement agreement with Alpha and Chi Squared Capital Inc. as a result of the fact that Alpha and Chi Squared had taken the position that certain defaults may have occurred as a result of actions and/or inactions by the Company with respect to the Company’s obligations under convertible notes (the “Notes”) issued during 2016, which the Company did not deem to be defaults (the “Settlement Agreement”).

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

As part of the Settlement Agreement, the Company extended the Alpha Chi Option to July 15, 2018.

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

The Company accounts for options to purchase convertible notes and warrants (refer to the Alpha Chi Option above) as derivative liabilities that are measured at their far value at each period end, in accordance with ASC 815 (“Derivatives and Hedging”).

The Company uses directly observable inputs as well as significant unobservable inputs in the valuation of these derivative liabilities (level 3 measurements). The inputs used in the valuation are risk free interest rate, expected volatility, expect option term, expected dividend yield and Company specific discount rate.

The fair value of the derivative liabilities at December 31, 2017, as well prior to and following the effective date of the aforementioned settlement, was immaterial. The fair value of the derivative liabilities as of December 31, 2016 was $336,272. Finance expense from revaluation of the derivative liabilities included in the Company’s statement of operations was $336,272 for the year ended December 31 2016 and finance income was $336,272 for the year ended December 31, 2017.

Non-convertible note

On July 8, 2014, the Company issued a convertible note to Axel Springer Plug & Play Accelerator GmbH in the amount of $29,719. Accrued interest as of December 31, 2017 amounted to $3,316. In terms of the original agreement, as of December 31, 2017 and 2016, the convertible note is no longer convertible.

Note 6. Stockholders’ Equity.

Shares of common stock confer upon their holders the right to receive notice to participate and vote in general meetings of shareholders of the Company, the right to receive dividends, if declared, and the right to receive a distribution of any surplus of assets upon liquidation of the Company.

Preferred shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis, and the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any common stock.

The following table summarizes information of outstanding warrants issued to investors and consultants in exchange for their services as of December 31, 2017:

	Warrants	Warrant Term		Exercise Price	Exercisable
Investors - Class A Warrants	6,334,626	1 year		$0.14-0.80	6,334,626
Investors - Class B Warrants	5,400,478	5 years		$0.14	5,400,478
Alimi Ahmed - Class E Warrants (1)	900,000		(1)	$0.0001	900,000

(1) During 2015, a total of 2,700,000 Class E Warrants were issued by the Company to Lior Wayn pursuant to the terms of the Share Exchange Agreement and were exercisable in three equal tranches of 900,000 Shares each (the “Tranches”) at an exercise price of $0.0001 per Share, subject to and within 45 days of the Company achieving the milestones defined in the Share Exchange Agreement. On December 16, 2016, the Company terminated Lior Way’s employment agreements with the Company and Emerald Israel, and his removal as an executive officer and director. During 2017, Mr. Wayn transferred, sold and assigned his 5,212,878 shares of the Company’s common stock and 900,000 Class E Warrants that were fully-vested to an entity controlled by Mr. Alimi Ahmed, then a member of the Company’s Board of Directors. Effective as of December 31, 2016, the remaining 1,800,000 Class E Warrants that had been issued to Mr. Wayn were canceled.

Issuances of Common Stock and Warrants during 2016 and 2017

Certain warrants were issued together with convertible notes, as detailed in Note 6.

On January 26, 2016 and March 17, 2016, the Company issued 125,000 common shares to one service provider and 50,000 common shares to two service providers, respectively, for services valued at a total value of $251,250, arrived at using the stock price on date of grant of $1.75 and $0.65, respectively.

On February 18, 2016, the Company issued 1,195,000 shares to three acting directors, for services valued at a total value of $1,194,403, arrived at using the stock price on date of grant of $1.00.

On January 26, 2016, consultants that were previously issued 2,500,000 Class B Warrants exercisable for a two-year period to acquire one (1) share of Common Stock at a price of $0.40 per share, exercised the warrants on a cashless basis resulting in 1,928,572 shares issued with no additional related expense booked.

On May 5, 2016, the Company issued 150,000 shares to one service provider for services valued at a total value of $105,000, arrived at using the stock price on date of grant of $0.7.

On May 10, 2016, the Company issued 41,667 shares to one service provider for services valued at a total value of $29,584, arrived at using the stock price on date of grant of $0.71.

On May 18, 2016, the Company issued 150,000 shares to one service provider for services valued at a total value of $102,000, arrived at using the stock price on date of grant of $0.68.

On June 28, 2016, the Company issued 175,000 shares to three service providers for services valued at a total value of $122,500, arrived at using the stock price on date of grant of $0.7.

On June 30, 2016, the Company issued 333,333 shares to one service provider for services valued at a total value of $226,666, arrived at using the stock price on date of grant of $0.68.

On July 1, 2016, the Company issued 300,000 shares to one service provider for service valued at a total value of $213,000 arrived at using the stock price on date of grant of $0.71.

On July 1, 2016, the Company issued 6,767 shares to one service provider for service valued at a total value of $3,587 arrived at using the stock price on date of grant of $0.53.

On August 4, 2016, the Company issued 31,250 shares to one service provider for service valued at a total value of $15,313, arrived at using the stock price on date of grant of $0.49.

The total value of the services provided in respect of the above-mentioned share issuances between May 2016 and June 2016 were charged to general and administrative expenses in the Statement of Comprehensive Loss.

On November 10, 2016, the Company issued 119,000 units to Guy Shalom in total amount of $47,600. Each unit consist 119,000 Class A Warrants exercisable for a two-year period in exercise price of $0.80 and 119,000 common shares.

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

On April 25, 2017, a holder of a convertible note in the principal amount of $100,000 issued in July 2016, converted $10,400 into 74,572, shares based on an adjusted conversion price of $0.14. The conversion price was adjusted on March 22, 2017 pursuant to the provisions of the 2016 Secured Convertible Note Agreement.

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

On June 12, 2017, the Company completed the issuance of 125,000 shares of the Company’s common stock to Alpha pursuant to the Company’s agreement with Alpha in the prior year.

In July and August 2017, the Company received $80,000 in respect of 571,429 units to two accredited investors for $0.14 per unit. Each unit consist (i) 571,429 shares at a price of $0.14 per share, (ii) 571,429 Class H warrants exercisable for a one-year period in exercise price of $0.14, and (iii) 571,429 Class I warrants exercisable for a two-year period. As of December 31, 2017, the Company had not issued the shares or the warrants to the accredited investors as such, the proceeds were recorded as Receipts on Account of shares in the Company’s shareholders equity statement.

During 2017, Class A warrants issued during 2015 which were exercisable to acquire 4,149,719 shares, expired. During 2016, the Class C warrants issued during 2014, expired.

Recent Option Grants

During the fiscal year ended December 31, 2017, the Company had outstanding awards for stock options under its 2017 Stock Incentive Plan (the “Plan”).

The Plan, which was approved by the Board of Directors on December 1, 2017 and provides for the grant of up to 2 million shares to eligible participants bearing such terms and conditions, including but not limited to vesting provisions, exercise price(s) and other terms as the Board of Directors may reasonably determine from time to time, expires on November 30, 2023. Options granted under the Plan may be exercised on a cash or cashless basis, and the number of shares eligible for grant under the Plan may be increased, and the option exercise price(s) and vesting terms may the adjusted by, the Board of Directors, subject to provisions of the Plan and applicable laws and rules. Any options under the Plans that are canceled or forfeited before expiration become available for future grants. The Board of Directors of the Company administers the Company’s stock incentive compensation and equity-based plans.

On February 11, 2016, the Company’s board of directors approved a grant of 70,533 options to certain of its employees. Each option is exercisable to purchase a share of common stock at an exercise price equal to $0.01-$0.4 per share. As of December 31,2016, 47,133 options were fully-vested, and 31,500 options were canceled. As a result, the Company recognized share-based payment expenses in 2016 in the amount of $21,798.

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

On October 1, 2016, the Company’s board of directors approved a grant of 2,514,500 options to certain of its executive, director and consultants. Each option is exercisable to purchase a share of common stock at an exercise price equal to $0.001- $0.40 per share. As of December 31, 2016, 1,111,500 options were fully vested and $450,000 thousands were canceled. As a result, the Company recognized share-based payment expenses in 2016 in the amount of $396,222.

On November 3, 2016, the Company’s board of directors approved a grant of 339,000 options to certain of its employees. Each option is exercisable to purchase a share of common stock at an exercise price equal to $0.2-$0.4 per share. As of December 31,2016, 139,000 options were fully vested. As a result, the Company recognized share-based payment expenses in 2016 in the amount of $40,747.

A summary of the Company’s activity related to options to employees, executives, directors and consultants and related information is as follows:

	For the year ended December 31, 2017			For the year ended December 31, 2016
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$		$	$
Outstanding at beginning of year	4,193,397	0.11		561,280	0.0666
Granted				5,440,483	0.1336
Exercised	-	-		(697,086)	-
Cancelled	(4,130,397)	(0.11)		(550,000)	(0.3956)

Outstanding at the end of year	62,500	0.01		4,193,397	0.11	1,006,415
Vested and expected-to-vest at end of period	62,500	0.01	-	3,288,062	0.11	789,134

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common shares on December 31, 2017 and December 31, 2016 respectively and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of December 31, 2017, and December 31, 2016, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding as of December 31,		Weighted average remaining contractual life – years as of December 31,		Stock options exercisable as of December 31,
	2017	2016	2017	2016	2017	2016

0.4	-	1,208,600	-	9.25	-	1,208,600

0.2	-	1,870,000	-	9	-	1,870,000
(*)	62,500	1,114,797	8.25	9.25	62,500	1,114,797
	62,500	4,193,397	8.25	9.25	4,193,397	4,193,397

(*) 0.01 or less

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the year ended December 31, 2017 and 2016 was $76,616 and $2,028,805, respectively and are included in General and Administrative expenses in the Statements of Operations

The fair value of the stock options is estimated at the date of grant using Black-Scholes options pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2017		2016

Expected volatility	(*	)	157%
Risk-free interest	(*	)	0.69%
Dividend yield	(*	)	0%
Expected life of up to (years)	(*	)	6.0

(*) There were no options granted during the year ended December 31, 2017.

Note 7. Related Party Transactions.

Other than transactions and balances related to cash and share based compensation to officers and directors and other than the issues of convertible debt and warrants to Alpha, the Company did not have any transactions and balances with related parties and executive officers during 2017 and 2016 other than an amount of $82,331 and $125,896 as of December 31, 2017 and 2016, respectively owed to the Company’s chairman in respect of Company expenditures paid by him on behalf of the Company.

Note 8. Commitments and Contingencies

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

In April 2017, a lawsuit was filed with the Tel Aviv court by Emerald’s former CEO and founder, claiming certain damages to the total amount of $100,000, under the assertion of wrongful dismissal by the Company. The Company believes these claims to be unsubstantiated and wholly without merit and intends to defend itself against these claims. The Company believes that there is a less than 50% chance of his claim being successful. Accordingly, no provision was recorded in regards to this claim.

In December 2017, a liquidation request was filed with the Tel Aviv court by a group of former Company’s employees under the assertion of delay of pay and insolvency. On December 20, 2017, a hearing discussion took place according to which the court decision that the Company shall settle its pension debts to the former employees within 21 days and settle its severance debts to them in 60 days, otherwise a winding-up order could be given. The amounts being claimed by the former employees are less than $96,000 and are included in current liabilities. The Company is seeking to identify potential acquired of Emerald Israel, but as of the date of this report has been unsuccessful and therefore the Company believes that the Court will place Emerald Israel in liquidation.

Note 9 Income Taxes.

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate tax rates

The Company is subject to Israeli corporate tax rate of 25% in 2016, 24% in 2017 and 23% from 2018. The maximum statutory federal tax rate in the US in 2017 and 2016 is 35%. The Company is not subject to current federal taxes, as it has incurred losses in 2016 and 2017.

As of December 31, 2017, the Company generated net operating losses in Israel of approximately $3,193,927, which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2017, the Company generated net operating losses in the U.S. of approximately $15,150,925. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of December 31, 2017	As of December 31, 2016
Net loss carry-forward	$18,344,852	$17,155,076

Total deferred tax assets	3,916,297	5,730,945
Valuation allowance	(3,916,297)	(5,730,945)

Net deferred tax assets	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in the United States. The Tax Act, among other provisions, introduces changes in the U.S corporate tax rate, business related deductions and credits, and has international tax consequences for companies that operate globally. Most of the changes introduced in the Tax Act are effective beginning on January 1, 2018. As a result of the tax act the maximum statutory federal tax rate was reduced to 21% starting on January 1, 2018. The other effects of the Tax Act provisions are still being identified and evaluated by the Company.

Note 10 -Restatement

Options to Purchase Convertible Notes and Warrants

As described in Note 5, during July 2016 the Company issued Alpha and Chi Squared, an option to (the “Option”) to purchase an aggregate of up to $385,000 (up to $350,000 for Alpha and up to $35,000 for Chi Squared) of Notes (“Option Notes”) and Warrants (“Option Warrants”) substantially identical to the Notes and Warrants issued pursuant to Alpha and Chi in June 2016. As part of the Settlement Agreement concluded in August 2017 (see note 5), The Option was extended through to July 15, 2018. As of the date of the Settlement Agreement, and as of December 31, 2017, the fair value of the Option is nil.

The Option, as described above does not meet the scope exception of ASC 815 (“Derivatives and Hedging”) and as such, the Option should have been measured at its fair value at the effective date of the grant date and at each subsequent reporting date.

The Company erroneously did not record the fair value of the Option at the issuance date and at December 31, 2016.

The fair value of the Option at issuance date and as of December 31, 2016 was $1,049,953 and $336,272, respectively.

The following tables present the restated financial statements line items:

Emerald Medical Applications Corp.

Balance Sheet

	As of December 31, 2016
	As Reported	Adjustments	As Restated

Liabilities
Derivative liability	-	336,272	336,272
Accumulated deficit	14,670,241	336,272	15,046, 513
Total shareholders’ deficit	(900,627)	336,272	(1,236,899)

Emerald Medical Applications Corp.

Statement of Operations

	For the year ended December 31, 2016
	As Reported	Adjustments	As Restated

Total finance income (expense)	(414,190)	(336,272)	(750,462)
Net Loss	(5,808,925)	(336,272)	(6,145,197)

Down Round Feature Included in Convertible Notes and Warrants

As described in Note 5, the Company’s convertible notes and warrants issued in 2016 to Alpha and Chi Squared and Firstfire contain a down round adjustment feature which, according to US Gaap, requires such derivatives to be classified in liabilities and to be measured at their fair value at each cut of date. Such derivative liabilities, with a fair value of $567 thousand as of December 31, 2016 were erroneously not included in the Company’s December 31 2016 balance sheet.

The Company early adopted ASU 2017-11, Part I (“Accounting for Certain Financial Instruments with Down Round Features”), issued in July 2017, which makes certain changes in relation to classifying certain financial instruments as either liabilities or equity such that the aforementioned derivatives are no longer precluded from being recorded in equity. The Company adopted the standard retrospectively for all prior periods presented in these interim financial statements such that December 31 2016 comparison information included in these financial statements is identical to the December 31 2016 financial information included in the Company’s original 2016 annual 10-K filing.

Note 11. Subsequent Events.

Cessation of Operations

On January 29, 2018, the Company determined to cease it DermaCompare operations and a trustee is currently in the process of liquidating Emerald Israel to satisfy its debts.

New Business Developments

On January 17, 2018, the Company formed a new wholly owned subsidiary, Virtual Crypto Technologies Ltd. (the Subsidiary”), to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices.

On January 23, 2018, the Subsidiary entered into a binding term sheet with Chiron Refineries Ltd. (“Chiron”), a public company listed on the Tel-Aviv Stock Exchange (TASE: CHR). Pursuant to the Term Sheet, they shall act as a distributer in the territory of the Republic of Turkey, including the territory of Turkish Republic of Northern Cyprus (the “Territory”); and (ii) the shall have the right to appoint sub-distributors within the Territory.

The appointment of the Distributor is subject to the payment by the Distributor to our Subsidiary of US$250,000 (the “Appointment Fee”). An amount of $150,000 of the total Appointment Fee shall be deemed an advance payment by the Distributor, made on account of future purchases of our Products and related services.

The Company further granted the Distributor an option, exercisable by the Distributor within 12 months from the date on which the ATM Product, including the related software and hardware, is fully tested and ready for installation and operation, to be appointed as an exclusive distributor of the Products for the Federal Republic of Nigeria. If the option is exercised, the Distributor shall pay the Subsidiary an appointment fee not higher than $250,000.

Issuance of convertible notes in 2018.

From January 16 through January 23, 2018, the Company received the aggregate amount of $100,000 from “accredited investors” in consideration for the issuance of convertible promissory notes (the “Notes”) bearing: (i) interest at the rate of 1% per annum; and (ii) a conversion price of $0.01 per share.

On December 19, 2017, the Company approved, subject to a future sale by the “Sellers,” (as defined below) to sell their convertible loans, loans, and warrant to certain third-party investors and in connection therewith, to: (i) amend the exercise price of warrants granted to Alpha, Chi Squared Capital, Firstfire, Goldmed Ltd, Ilan Malca and Maz Partners (the “Sellers”) to $0.01, (ii) to amend the conversation price of convertible notes granted to Sellers to $0.01 and (iii) to amend the interest rate to 1% per annum.

On January 24, the Sellers sold their loans totaling $956,209 to the new third-party investors, and $73,000 of such loans were converted at $0.01 per shares into 7,300,000 ordinary shares of the Company. Also, on March 19, 2018, a further $9,218 into 921,800 shares, based upon the note conversion price of $0.01 per share.

On January 26, 2018 the company signed a consulting agreement with Maz Partners, pursuant to which they are to provide investment and corporate finance advise in consideration for 200,000 Class H warrants. Each Class H warrant is execrable into one share at $0.14 per share and the warrants expire each exercisable into one shares. The period of the agreement is two years the effective date.

Equity raise from the sale of units in 2018.

From January 31 through February 13, 2018, the Company received the aggregate amount of $1,375,700 from “accredited investors” in consideration for the issuance of 19,647,856 units (the “Units”) at an offering price of $0.07 per Unit, each Unit consisting of: (i) one (1) share of common stock (the “Shares”); and (ii) one (1) common stock purchase warrant exercisable for a period of twenty-four (24) months to purchase one (1) additional Share at an exercise price of $0.14. (the “$0.07 Unit Offering”). The offer and sale of the Units, without registration under the Securities Act of 1933, as amended (the “Act”), was made in reliance upon the exemption provided Regulation S and Regulation D promulgated by the Securities and Exchange Commission under the Act.

An additional 13 “accredited investors” under the $0.07 Unit Offering, who subscribed during the period set forth above, submitted their subscription proceeds after February 16, 2018 and, as a result, the Registrant issued an additional 3,928,571 restricted shares through March 13, 2018 and, in connection therewith, the Registrant received additional subscription proceeds of $277,100.

On February 8, 2018 the Company issued 571,429 shares to two accredited investors in respect of $80,000 which was received in 2017 – see note (6).

On March 12, 2018, the Company issued a total of 2,600,000 restricted shares to certain consultants in connection with services rendered during the first quarter of 2018 which shares were valued at $676,000, based on the closing share price on the day prior to the issuance.

On March 20, 2018, the Company issued a total of 1,092,500 restricted shares as follows: (i) 62,500 restricted shares were issued to Guy Shalom, a resident of Israel, in consideration for the exercise of a stock option at an exercise price of $0.01 per share, which options were granted in connection with a services rendered in October 2016; (ii) 300,000 restricted shares were issued to Yair Fudim, a resident of Israel, pursuant to a Services Agreement for serving as the Registrant’s CEO, which shares were valued at $0.01 per share; and (iii) 730,000 restricted shares were issued to Lyons Capital LLC, an accredited investor organized under the laws of the State of Florida, in connection with services under a six-month engagement letter/services agreement (“Engagement Letter”), which shares were valued at $124,100, based on the closing share price on the day prior to the Engagement Letter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2017 under the COSO framework.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2017. Management has identified corrective actions for the weakness and will begin implementation during the second quarter of 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Yair Fudim	67	CEO and Chairman
Gadi Levin	44	CFO
Eyal Ben-Ami	41	Director
Alon Dayan	41	Director

Yair Fudim, age 66, Director. On February 15, 2018, the Registrant’s Board of Directors appointed Mr. Yair Fudim, as Chairman of the Board of Directors and Chief Executive Officer of the Registrant. Mr.Fudim previously served as Chairman of the Registrant’s Board of Directors from April 30, 2015 until December 25, 2016. Mr. Fudim was also Chairman and CEO of Peregrine Industries, Inc., a public company (OTCQB: PGID) from July 2013 to August 2017. During the past five years, Mr. Fudim has also served as Chairman of Dolomite Holdings Ltd., a public company organized in Israel and listed on the Tel Aviv Stock Exchange (“TASE”) since February 2013, prior to which he served as Dolomite’s CEO from February 2010 until March 2013. From April 1991 through April 2013, Mr. Fudim served as CEO of Leader Holdings & Investments Ltd (“Leader Holdings”), a public company organized in Israel and listed on the TASE; Mr. Fudim also serves as Chairman of the Board of Leader Capital Markets Ltd., a TASE listed public company organized in Israel and a subsidiary of Leader Holdings. Mr. Fudim holds a B.A. in Economics and an MBA from the Hebrew University of Jerusalem.

Mr. Gadi Levin, age 44, Chief Financial Officer. On April 18, 2017, the Board of Directors appointed Mr. Levin to serve a CFO of the Registrant. Mr. Levin has over 15 years of experience working with public US, Canadian and multi-jurisdictional public companies. Mr. Levin currently serves as Chief Financial Officer of Briacell Therapeutics Corp (OTCQB: BCTXF, TSX-V: BRIA.V) and Adira Energy Limited (OTCMKTS: ADENF, TSX.V: ADL.V). Previously, Mr. Levin served as Chief Financial Officer of DarioHeath Corp (NASDAQ: DRIO), a mHealth company operating in the field diabetes management. Mr. Levin also served as the Vice President of Finance and Chief Financial Officer for two Israeli investment firms specializing in private equity, hedge funds and real estate. Mr. Levin began his CPA career at the accounting firm, Arthur Andersen, where he worked for nine years, specializing in U.S. listed companies involved in IPO's working with US GAAP and IFRS. Mr. Levin has a Bachelor of Commerce degree in Accounting and Information Systems from the University of the Cape Town, South Africa, and a post graduate diploma in Accounting from the University of South Africa. He received his Chartered Accountant designation in South Africa and has an MBA from Bar Ilan University in Israel.

Eyal Ben-Ami, age 41, Director. On January 19, 2018, the Registrant’s Board of Directors appointed Mr. Eyal Ben-Ami as a member of the Board. From 2008 to the present, Mr. Ben-Ami has served as the Director of Employee Benefits at the IDB Bank of Israel, founded in 1935 and one of Israel’s three largest banks. IDB Bank has more than 260 branches, a staff of approximately 5,700, assets of approximately US$50 billion and international operations with branches in Israel and the United States. From 1993 through 2007, Mr. Ben-Ami was a professional soccer player and a member of Hapoel Tel-Aviv FC, a professional Israeli soccer team, and a member of Israel’s National Soccer Team.

Alon Dayan, age 41, Director: On March 14, 2018, the Registrant appointed Mr. Alon Dayan as a member of the Registrant’s Board of Directors. On January 24, 2018, Mr. Dayan was appointed as CEO of the Registrant’s wholly-owned Israeli subsidiary, Virtual Crypto Technologies Ltd. with responsibilities for the development, production, manufacture and sale of the Subsidiary’s planned ATM for the purchase and sale of crypto currencies. Mr. Dayan’s background includes business and technical experience and success in new technologies.

From July 2014 to the present, Mr. Dayan has served as the CEO and founder of L1 Systems Ltd (www.L1-systems.com), an Israeli based company engaged in the business of providing the public and private sectors with advanced security solutions including: (i) development, production and sale of a new technology for secured wide band cellular communication; (ii) telecommunications and cyber large-scale system integration; (iii) identifying potential business partners and system integration companies for companies in Israel, Latin America, Eastern Europe, and Spain. Since July 2013, Mr. Dayan has served as CEO and was the founder of Polaris Star (www.polaris-sys.com), an Israeli-based company which is engaged in providing advanced cyber security telecommunication for utilities world-wide, including the United States, Israel, India, Japan, Singapore, Italy, Mexico and Brazil.

From 2006 to July 2013, Mr. Dayan served as Regional Director-Sales and Business Development, for Elbit Systems Ltd (NASDAQ: ESLT), an Israeli-based company and a leading manufacturer of electronic defense materials with approximately 5,000 employees.

In 2003, Mr. Dayan received his B.Tech. degree in electronic engineering from Ariel University Israel, which is part of Bar-Ilan University.

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

Section 16(a) Compliance. Section 16(a) of the Securities and Exchange Act of 1934 requires that directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that our CEO, CFO and directors have not filed reports as required under Section 16(a).

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

Director Independence. In determining whether or not our directors are considered independent, the Company used the definition of independence as defined in NASDAQ Rule 4200. We therefore believe that only Eyal Ben-Ami and Alon Dayan are deemed to be independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

For the three fiscal years ended December 31, 2017, 2016 and 2015, we did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000.

New Service Agreements

Subsequent to the Registrant’s year-ended December 31, 2017, the Registrant entered into separate service agreements with Yair Fudim, CEO and Chairman, Gadi Levin, CFO and Eyal Ben-Ami, a Director, respectively. The Registrant’s service agreements provide as follows: (i) the agreement with Yair Fudim for serving as CEO provides for monthly cash compensation of $2,500, payable quarterly of the first day of each fiscal quarter, and the issuance of 300,000 restricted shares of the Registrant’s common stock which shares do not vest and are not deemed fully-earned until 12 months from the February 2018 date of his agreement; (ii) the agreement with Gadi Levin for serving as CFO of the Registrant and its new Israeli subsidiary provides for monthly cash compensation of $7,500; and (iii) the agreement with Eyal Ben-Ami for serving as a Director provides for the payment of monthly cash compensation of $1,250, payable quarterly on the first day of each fiscal quarter.

Director’s Compensation

Other than with respect to the service agreement with Mr. Ben-Ami, a director referenced above, our directors are not entitled to receive compensation for service rendered to us or for meeting(s) attended except for reimbursement of out-of-pocket expenses. There is no formal or informal arrangements or agreements to compensate employee directors for service provided as a director; however, compensation for new non-employee directors is determined on an ad hoc basis by the existing members of the board of directors at the time a director is elected.

Compensation Policies and Practices as They Relate to the Company’s Risk Management

We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Employment Contracts

We do not have any formal employment agreement with any of our officers. Any future compensation will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed. We do not currently have plans to pay any compensation until such time as the Company maintains a positive cash flow.

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2017.

Option Grants

During the year ended December 31, 2017, the Board of Directors did not authorize the issuance of stock options to executive officers and directors to purchase shares of common stock.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2017 by our executive officers.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2017 and 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table depicts the beneficial ownership of our common stock as of April __, 2018. The information provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Yair Fudim, CEO and Chairman	300,000	0.51%
Khilat Zitomir
6 Tel-Aviv, Israel

Gadi Levin, CFO	0	0.00%
Moshav Azriel 108
Lev Hasharon, Israel

Eyal Ben-Ami, Director	0	0.00%
22 Ma’agal Shalom Street
Rishon Lezion, Israel

Alon Dayan, Director	0	0.00%
Shir Hashirim 39
Elakana, Israel

Tamarid Ltd.	3,064,657	5.18%
2 Kaufman Street
Tel Aviv, Israel

Universal Link Ltd.	5,320,545	8.99%
1 Hapardes Street
Ein Vered, Israel

Officers and Directors as a Group (4 persons)	300,000	0.51%

(1) Applicable percentage ownership is based on 59,206,415 shares of common stock outstanding as of April __, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April __, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Certain Related Party Transactions

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2017 and 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed Brightman Almagor Zohar & Co as independent public accountant for the fiscal years ended December 31, 2017 and 2016.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Brightman Almagor Zohar & Co. for the audit of the Registrant’s annual financial statements for the year ended December 31, 2017 and 2016 and fees billed for other services rendered by Brightman Almagor Zohar & Co. during those periods.

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Audit fees (1)	$43,000	$15,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	2017 Stock Incentive Plan, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

VIRTUAL CRYPTO TECHNOLOGIES, INC.

By:	/s/ Yair Fudim
Yair Fudim, Chief Executive Officer
(Principal Executive Officer)
Date: April 17, 2018

By:	/s/ Gadi Levin
Gadi Levin, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: April 17, 2018

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Yair Fudim
Yair Fudim, Chairman
Date: April 17, 2018

