Form 10-Q
period 2018-03-31
Virtual Crypto Technologies, Inc.
filed 2018-05-21
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________________

Commission file number: 000-15746

VIRTUAL CRYPTO TECHNOLOGIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

11 Ha’amal Street, Tel Aviv, Israel	4809174
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +972 3-600-3375

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

On May 21, 2018, the registrant had 63,722,843 shares of common stock issued and outstanding.

VIRTUAL CRYPTO TECHNOLOGIES, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

Virtual Crypto Technologies, Inc.

(Formerly Emerald Medical Applications Corp)

Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,449,795	$2,959
Other receivables	-	12,222
Assets held for sale (Note 6)	28,703	-
Total current assets	1,478,498	15,181

Restricted cash	-	59
Fixed assets, net of accumulated depreciation of $26,120 at December 31, 2017	-	14,290
Total assets	$1,478,498	$29,530

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$206,304	$445,653
Accounts payable - related party	-	82,331
Deferred revenues	50,000	-
Employee payable	16,667	98,476
Accrued interest payable (Note 3)	1,922	67,846
Short term portion of convertible notes (Note 3)	186,412	317,635
Liabilities held for sale(*) (Note 6)	459,965	-
Total current liabilities	921,270	1,011,941

Convertible notes (Note 3)	-	606,165
Total liabilities	-	-
	21,999,798	1,618,106
Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none and 529 Series A shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	-	(*)
Common stock, $0.0001 par value; 490,000,000 shares authorized; 22,543,008 and 59,205,162 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively. (Note 4)	5,821	2,255
Accumulated other comprehensive income	(19,337)	(19,337)
Additional paid-in capital (Note 4)	37,876,289	14,968,925
Receipt on account of shares (Note 4)	117,150	80,000
Accumulated deficit	(37422,795)	(16,620,419
Total stockholders’ equity (deficit)	557,227	(1,588,576)
Total liabilities and stockholders’ equity (deficit)	$1,478,497	$29,530

(*) Includes $82.331 payable to a related party.

The accompanying notes are an integral part of these interim financial statements.

Virtual Crypto Technologies, Inc.

(Formerly Emerald Medical Applications Corp)

Statements of Comprehensive Loss

For the Three Months ended March 31, 2018 and 2017

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2018	March 31, 2017

Expenses:
Research and development	54,011	-
Sales and marketing	310,000	-
General and administrative	1,064,283	68,650
Total operating expenses	1,428,294	68,650
Loss from continuing operations	(1,428,294)	(68,650)
Finance expense. net	(19,374,082)	(198,450)
Net loss from continuing operations	$(20,802,376)	$(267,100)
Loss from discontinued operations (Note 6)	-	(290,786)
Net loss from continuing operations	$(20,802,376)	$(557,887)
Basic and diluted net loss per share
From continuing operations	$(0.51)	$(0.01)
From discontinued operations	$(0.00)	$(0.02)
Total basic and diluted net loss per share	$(0.48)	$(0.03)
Weighted average shares outstanding - basic and diluted	41,048,456	20,443,063

The accompanying notes are an integral part of these interim financial statements.

Virtual Crypto Technologies, Inc.

(Formerly Emerald Medical Applications Corp)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Three MonthsEnded March 31, 2018 and the Year Ended December 31, 2017

(Unaudited)

	Common		Preferred		Additional Paid-in	Receipt on Account of	Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Stock	Amount	Capital	Shares	Income	Deficit	deficit
Balance as of December 31, 2016	19,931,478	$1,994	-	$-	$13,826,957	$-	$(19,337)	$ (**)(15,046,513)	$(1,236,899)
Common stock issued for cash	1,315,563	132	-	-	526,081	-	-	-	526,213
Cashless exercise of Warrants	1,096,395	110	-	-	(110)	-	-	-	-
Conversion of Convertible Note to shares	74,572	7	-	-	10,393	-	-	-	10,400
Issuance of Ordinary Shares	125,000	12	-	-	(12)	-	-	-	-
Issuance of Preferred Stock	-	-	529	(*)	529,000	-	-	-	529,000
Receipt on Account of Shares			-	-	-	80,000	-	-	80,000
Share based compensation	-	-	-	-	76,616	-	-	-	76,616
Net loss for the year	-	-	-	-	-	-	-	(1,573,906)	(1,573,906)
Balance as of December 31, 2017	22,543,008	$2,255	529	$-	$14,968,925	$80,000	$(19,337)	$(16,620,419)	$(1,588,576)
Common stock and warrants issued for cash	23,876,427	2,388	-	-	1,671,412	-	-	-	1,673,800
Common stock issued for services	3,629,999	363	-	-	891,937	-	-	-	892,300
Warrants issued for services	-	-	-	-	39,845	-	-	-	39,845
Exercise of stock options	62,500	6	-	-	57	-	-	-	63
Issuance of new convertible note with a beneficial conversion feature	-	-	-	-	100,000	-	-	-	100,000
Partial conversion of new convertible notes to shares	300,000	30	-	-	2,970	-	-	-	3,000
Change is the terms of Convertible Note	-	-	-	-	20,189,804	-	-	-	20,189,804
Partial conversion of convertible note to shares	8,221,800	822	-	-	81,396	-	-	-	82,218
Cancellation of Preferred Shares	-	-	(529)	-	(150,000)	-	-	-	(150,000)
Receipt on Account of Shares	571,429	-	-	-	-	117,150	-		117,150
Issuance of Shares in respect of proceeds received during 2017	-	57	-	-	79,943	(80,000)	-	-	-
Net loss for the period	-	-	-	-	-	-	-	(20,802,376)	(20,802,376)
Balance as of March 31, 2018	59,205,163	$5,921	-	$-	$37,876,289	$117,150	$(19,337)	$(37,422,795)	$557,228

The accompanying notes are an integral part of these interim financial statements.

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp)

Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2018	March 31, 2017
Operating Activities:

Net loss	$(20,802,376)	$(267,100)
Shares issued for services	892,300	-
Finance loss arising from change in terms of convertible notes	20,165,406	183,750
Share based compensation	-	58,650
Increase in net liabilities for sale	445,611	-
Increase (Decrease) in accounts payable and accrued expenses	(321,158)	(94,784)
Decrease in employees payable	-	(101,341)
Decrease in amounts due from related party	(721,530)	(155,704)
Increase in deferred revenues	50,000	-
Increase (decrease) in accrued interest	(65,924)	14,700
Increase (decrease) in other receivables	12,122	9,355
Net cash used in continuing operating activities	(345,449)	(352,474)

Net change in non-cash working capital items relating to discontinued operations	-	(176,093)

Net change in investment activities relating to discontinued operation	-	(1,547)

Financing Activities:
Proceeds from sale of common stock and warrants (net of issuance expenses)	1,575,072	526,213
Exercise of options	63	-
Issuance of Shares in respect of proceeds received during 2017	117,150	-
Issuance of convertible note	100,000	-
Net cash provided by financing activities	1,792,285	526,213

Net increase in cash	1,446,836	(3,901)
Cash and cash equivalents - beginning of period	2,959	4,486
Cash and cash equivalents - end of period	$1,449,795	$585

Non-cash transactions:
Conversion to shares of convertible loans	85,218	-
Cancellation of preferredshares	(150,000)	-

The accompanying notes are an integral part of these financial statements.

Virtual Crypto Technologies, Inc.

(Formerly Emerald Medical Applications Corp)

For the Three Months Ended March 31, 2018 and 2017

Notes to Financial Statements

(Unaudited)

Note 1. The Company and Significant Accounting Policies.

Organizational Background:

Virtual Crypto Technologies, Inc. (f/k/a Emerald Medical Applications Corp) (the “Company,” “Registrant,” “we,” “us” or “our”), was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International Inc. (“Zaxis”). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to “Zaxis International, Inc.” and the Company was reincorporated in Delaware as Zaxis. On December 30, 2014, Zaxis entered into a Memorandum of Understanding with Emerald Medical Applications Ltd., which was then a private limited liability company incorporated under the laws of the State of Israel (“Emerald Israel” or “Emerald”). On March 16, 2015, Zaxis and Emerald Israel executed the Share Exchange Agreement, which closed on July 14, 2015 (the “Share Exchange Agreement”), and the Company continued the operations of Emerald Israel as it sole operating activities under its then current name “Zaxis International, Inc.” During the fourth quarter of 2015, in connection with such share exchange, the Company changed its name to “Emerald Medical Applications Corp.” The Share Exchange Agreement was accounted for as a reverse recapitalization. As a result, the historical financial statements of the Registrant were replaced with the historical financial statements of Emerald Israel.

New Business Developments

On January 17, 2018, the Company formed a new wholly owned subsidiary under the laws of the State of Israel, Virtual Crypto Technologies Ltd. (the “Subsidiary”), to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, personal computers (“PCs”) and/or mobile devices.

Cessation of Former Operations

On January 29, 2018, the Company ceased the DermaCompare operations of its former subsidiary, Emerald Israel, and on May 2, 2018, the District Court of Lod gave a winding-up order for Emerald Israel and nominated an Israeli advocate as a special executor to Emerald Israel. To the extent that the liquidation procedure yields proceeds in excess of Emerald Israel’s current obligations, the first $250,000 will be distributed to the previous shareholders of the Company’s preferred stock (see Note 3) and any excess thereafter, to the Company. However, based on the Company’s current best estimate, it is not anticipated that such excess proceeds will be achieved. See Note 6. Discontinued Operations.

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

Basis of Presentation and Significant Accounting Policies:

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. The financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 17, 2018 (the “Annual Report”).

Recent Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on its financial statements. Following are newly issued standards or material updates to the Company’s previous assessments from its Annual Report:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of the promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective with respect to the Company beginning in the first quarter of 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As the Company has not incurred revenues to date, it does not expect the new standard to have a material impact on its consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, which includes Part I “Accounting for Certain Financial Instruments with Down Round Features” and Part II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests With a Scope Exception”. The ASU makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. This standard is effective beginning in the first quarter of 2019; early adoption is permitted. The Company early adopted the standard, retrospectively, for each prior period presented in the financial statements included elsewhere herein.

Note 2. Deferred Revenues.

On January 24, 2018, the Company’s subsidiary, entered into a binding term sheet (the “Chiron Term Sheet”) with Chiron Refineries Ltd. (“Chiron”), a public company listed on the Tel-Aviv Stock Exchange (TASE: CHR). Pursuant to the Chiron Term Sheet, (i) Virtual Crypto Israel shall appoint a wholly-owned subsidiary of Chiron, under the laws of the Turkish Republic of Northern Cyprus, as the exclusive distributor of Virtual Crypto Israel’s Products in the territory of the Republic of Turkey, including the territory of Turkish Republic of Northern Cyprus (the “Territory”); and (ii) such distributor shall have the right to appoint sub-distributors within the Territory. The appointment of the Chiron subsidiary as distributor is subject to the payment by the distributor of $250,000 to the Company as an appointment fee, of which $150,000 shall be deemed an advance payment by the distributor made on account of future purchases of our Products.

During the three months ended March 31, 2018, the Company received $50,000 on account of the appointment fee, which has been recorded as deferred revenues on our balance sheets.

Note 3. Notes Payable.

Notes payable and accrued interest as of March 31, 2018 and December 31, 2017 are as follows:

	March31, 2018	December 31, 2017

Principle	$973,394	$920,484
Discount	(786,982)	-
Accrued interest	1,924	71,162
Total	188,336	991,646

Issuances of convertibles notes during the first quarter of 2018

From January 16,2018 through January 23, 2018, the Company received from certain third parties an aggregate amount of $100,000 as consideration for the Company’s issuance of convertible promissory notes in the aggregate principal amount of $100,000 (the “Notes”) (i) bearing interest at the rate of 1% per annum; (ii) with a conversion price of $0.01 per share of common stock; and (iii) repayable through to January 15, 2019. The beneficial conversion feature was valued at $100,000, which resulted in a $100,000 discount recorded as a reduction of debt and an increase to additional paid in capital in the Statement of Shareholders’ Equity (Deficit). The discount is amortized to finance expenses in the Statement of Comprehensive Loss over the term of the Notes. On January 23, 2018, $3,000 of the Notes was converted at $0.01 per share into 300,000 shares, based upon the Notes conversion price of $0.01 per share of common stock.

Transfer and change of ownership of convertible notes during the first quarter of 2018

On January 24, 2018, Alpha Anstalt Capital (“Alpha”), Chi Squared Capital (“Chi”), Firstfire Global Opportunities Fund LTC, Goldmed Ltd, Ilan Malca and Maz Partners (together the “Sellers”) sold their convertible notes totaling $956,209 (the “January 2018 Convertible Notes”) to certain new third-party investors (“New Investors”). On the same day, the Company and the New Investors agreed to(i) amend the conversion price of the January 2018 Convertible Notes from $0.014 to $0.01 (ii) to cancel the Class A warrants and Class B warrants issued together with the January 2018 Convertible Notes (the “Cancelled Warrants”) (see Note 4. Stockholders’ Equity. for accounting treatment of the Cancelled Warrants), (iii) to amend the interest rate from 8% to 1% per annum under the January 2018 Convertible Notes; (iv) to extend the repayment date to January 23, 2019, and (iv) to cancel the option granted to Alpha and Chi in July 2016 (“Alpha Chi Option”).

The change in terms of the January 2018 Convertible Notes, including the cancellation of the warrants was accounted for as an extinguishment of the convertible notes and the issuance of new convertible notes. The Company recorded a finance expense in the amount of 18,415,471in the Statement of Comprehensive Loss and an increase to Additional Paid-in Capital in the Statement of Shareholder’ Equity (Deficit) of $21.6 million as a result of the transaction.

The Company further concluded that the post amended convertible notes contain a beneficial conversion feature equal to the par value of the January 2018 Convertible Notes ($956,209) and accordingly recorded a discount on the January 2018 Convertible Notes, to be amortized to finance expense in the Statement of Comprehensive Loss over the term of the January 2018 Convertible Notes.

The Company accounted for the Alpha Chi Option as derivative liabilities that are measured at their far value at each period end, with changes in fair value recorded as finance expense or income. The fair value of the Alpha Chi Option at December 31, 2017 was nil, and at the date of cancellation was $2,186,629. The Company recorded a finance loss of $2,186,629 during the period from December 31, 2017 through the extinguishment date of the Alpha Chi Option as a result of the change in the fair value of the derivative liability.

On January 24, 2018, $73,000 of the January 2018 Convertible Notes were converted at a conversion price of $0.01 per share into 7,300,000 shares of the Company’s common stock and on March 19, 2018, a further $9,218 of the January 2018 Convertible Loans were converted at a conversion price of $0.01 per shares into 921,800 shares of the Company’s common stock.

Non-convertible note

On July 8, 2014, the Company issued a convertible note to Axel Springer Plug & Play Accelerator GmbH in the amount of $29,719. Accrued interest as of March 31, 2018 and December 31, 2017 amounted to $3,316. In terms of the original agreement, as of March 31, 2018 and December 31, 2017, the convertible note is no longer convertible.

Note 4. Stockholders’ Equity.

Shares of the Company’s common stock confer upon their holders the right to receive notice to participate and vote in general meetings of shareholders of the Company, the right to receive dividends, if declared, and the right to receive a distribution of any surplus of assets upon liquidation of the Company.

Shares of the Company’s preferred stock confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis, and the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any common stock.

Changes in Shares of Preferred Stock During the First Quarter of 2018

On January 4, 2018, the Company, Emerald Israel, Alpha Capital Ansalt (“Alpha”) and Chi Squared Inc. (“Chi,” and Alpha and Chi together, the “Preferred Shareholders”), entered into an agreement pursuant to which the Preferred Shareholders agreed to cancel their shares of Series A Preferred Convertible Stock in return for the receipt of up to $250,000 of proceeds from the liquidation of Emerald Israel, to the extent that such liquidation yields net positive proceeds (“Excess Net Assets”). As such, as of March 31, 2018, there were no shares of Series A Preferred Convertible Stock outstanding. Management’s best estimate of the potential value of the Excess Net Assets at the date of the cancellation of the shares of Series A Preferred Convertible Stock was $150,000 and therefore, the Company recorded a charge to Additional Paid-in Capital in the Statement of Changes in Shareholders’ Equity (Deficit) with a corresponding credit to liabilities. Management’s best estimate of the potential value of the Excess Net Assets as of March 31, 2018, was nil. Accordingly, the Company recorded a finance income of $150,000 in its Statement of Comprehensive Loss a result of the reversal of the relating liability.

Issuances of Shares of Common Stock During the First Quarter of 2018

During the first quarter of 2018, the Company received the aggregate amount of $1,673,800 from “accredited investors” in consideration for the issuance of 23,876,427 units (the “Units”) at an offering price of $0.07 per Unit, with each Unit consisting of: (i) one share of the Company’s common stock (the “Shares”); (ii) one common stock purchase warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.14per share (“Class F Warrant”); and (iii) one (1) common stock purchase warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.28 per share (“Class G Warrant”) (the “$0.07 Unit Offering”). The offer and sale of the Units, without registration under the Securities Act of 1933, as amended (the “Act”), was made in reliance upon the exemption provided by Section 4(2) of the Act and/or Regulation S and Regulation D promulgated thereunder.

In addition, during March 2018, an additional $117,150 was received from other “accredited investors” under the $0.07 Unit Offering, who subscribed for 571,429 Units, which were issued in April 2018 and are reflected as Receipt on Account of Shares in the Statement of Changes in Stockholders’ Equity as of March 31, 2018.

On February 8, 2018, the Company issued 571,429 units to two accredited investors in respect of $80,000 which was received in August 2017 (the “August 2017 Financing”). Each Unit comprised (i) one share of the Company’s common stock; (ii) one Class A warrant exercisable into one shares of the Company’s common stock at a price of $0.14 per share within 12 months for the issuance date; and (iii) one Class B warrant exercisable into one share of the Company’s common stock at a price of $0.14 per share within 24 months for the issuance date.

On March 12, 2018, the Company issued a total of 3,629,999 restricted shares of its common stock to certain consultants in connection with services rendered during the first quarter of 2018, which shares were valued at $901,902, based on the closing share price on the day prior to each of the issuances. The above-mentioned amount was recorded as a charge to the Company’s Statement of Comprehensive Loss, with a corresponding credit to Additional Paid in Capital in the Company’s Statement of Changes in Stockholders’ Equity.

On March 20, 2018, the Company issued a total of 62,500 restricted shares of its common stock in consideration for the exercise of a stock option at an exercise price of $0.01 per share, which options were granted in connection with services rendered in October 2016. The Company recorded the proceeds on the exercise of the stock option in Additional Paid-in Capital in its Statement of Comprehensive Equity (Deficit).

As described in Note 3. Notes Payable, the Company issued a total of 8,521,800 shares of its common stock in respect of the conversion of $3,000 of the Notes and $73,000 and $9,218 of the January 2018 Convertible Notes.

Warrants

As described in Note 3. Notes Payable, 6,334,626 Class A warrants and 5,400,478 Class B warrants were cancelled during the first quarter of 2018 (“Cancelled Warrants”), in connection with the change in terms of the convertible notes.

As described above in this Note 4. Stockholders’ Equity, the Company issued 23,867,427 Class F and 23,867,427, Class G warrants in respect of the $0.07 Unit Offering.

On January 26, 2018, the Company signed a consulting agreement with Maz Partners, pursuant to which they are to provide investment and corporate finance advice to the Company in consideration for 200,000 Class H warrants. Each Class H warrant is exercisable into one share of the Company’s common stock at an exercise price of $0.14 per share and the warrants expire on January 2020. The period of the agreement is two years the effective date. The fair value of the Class H Warrants at the issuance date was $43,829 and was charged to General and administration expenses in the Statement of Comprehensive Loss with a corresponding credit to Additional Paid-in Capital in the Statement of Changes in Stockholders’ Equity (Deficit).

As described above in this Note 4. Stockholders’ Equity, on February 8, 2018, the Company issued 571,429 Class B warrants and 571,429 Class B warrants in respect of the August 2017 Financing.

The following table summarizes information of outstanding warrants issued to investors and consultants in exchange for their services as of March 31, 2018:

	Warrants	Warrant Term		Exercise Price	Exercisable
Investors – Class A Warrants	571,429	August 2018		$0.14	571,429
Investors – Class B Warrants	571,429	August 2019		$0.14	571,429
Alimi Ahmed - Class E Warrants	900,000		(1)	$0.0001	900,000
Investors – Class F Warrants	23,867,427	January 2019		$0.14	23,867,427
Investors – Class G Warrants	23,867,427	January 2019		$0.14	23,867,427
Investors - Class H Warrants	200,000	January 2020		$0.14	200,000

(1) During 2015, a total of 2,700,000 Class E Warrants were issued by the Company to Lior Wayn pursuant to the terms of the Share Exchange Agreement and were exercisable in three equal tranches of 900,000 Shares each (the “Tranches”) at an exercise price of $0.0001 per share of the Company’s common stock, subject to and within 45 days of the Company achieving the milestones defined in the Share Exchange Agreement. On December 16, 2016, the Company terminated Lior Wayn’s employment agreements with the Company and Emerald Israel, and removed him as an executive officer and director. During 2017, Mr. Wayn transferred, sold and assigned his 5,212,878 shares of the Company’s common stock and 900,000 Class E Warrants that were fully-vested to an entity controlled by Mr. Alimi Ahmed, then a member of the Company’s Board of Directors. Effective as of December 31, 2016, the remaining 1,800,000 Class E Warrants that had been issued to Mr. Wayn were canceled.

Employee Stock Options

A summary of the Company’s activity related to issuances of options to the Company’s employees, executives, directors and consultants and related information is as follows:

	For the three month period ended March 31, 2018			For the year ended December 31, 2017
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$		$	$
Outstanding at beginning of year	62,500	0.01		4,193,397	0.11
Granted
Exercised	(62,500)	0.01		-	-
Cancelled	-	-		(4,130,397)	(0.11)

Outstanding at the end of period	-	-		62,500	0.01
Vested and expected-to-vest at end of period	-	-	-	62,500	0.01	-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares of common stock on March 31, 2018 and December 31, 2017, respectively, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of March 31, 2018, and December 31, 2017, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding as of		Weighted average remaining contractual life – years as of		Stock options exercisable as of
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017

0.01	62,500	62,500	-	8.25	-	62,500
	62,500	62,500	-	8.25	-	62,500

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the three month period ended March 31, 2018 and 2017 was nil and $58,650, respectively.

Note 5. Related Party Transactions.

Other than transactions and balances related to cash and share based compensation to the Company’s officers and directors, the issuances of convertible debt and warrants to Alpha and as otherwise set forth herein, the Company did not have any transactions and balances with related parties and executive officers during the three months ended March 31, 2018 and 2017.

As a result of the issuance of the Notes (see Note 2) and the acquisition by the New Investors of certain convertible notes (see Note 2), certain New Investors may hold convertible notes allowing them to convert the notes in excess of 5% of the Company’s issued and outstanding shares of common stock. Accordingly, such New Investors may be deemed to be related parties under Item 404(a) of Regulation S-K. In addition, certain New Investors receive fees for consulting services provided to the Company, none of which were incurred during the first quarter ended March 31, 2018.

Note 6. Discontinued Operations.

On January 29, 2018, the Company ceased the DermaCompare operations of its former subsidiary, Emerald Israel, and on May 2, 2018, the District Court of Lod gave a winding-up order for Emerald Israel and nominated an Israeli advocate as a special executor to Emerald Israel. To the extent that the liquidation procedure yield proceeds in excess of Emerald Israel’s current obligations, the first $250,000 will be distributed to the previous shareholders of the Company’s preferred stock (see Note 3. Notes Payable) and any excess thereafter, to the Company. However, based on the Company’s current best estimate, it is not anticipated that such excess proceeds will be achieved.

As such, financial results of Emerald Israel are presented as net loss from discontinued operations on the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017; and assets and liabilities of Emerald Israel to be disposed of are presented as Assets held for sale and Liabilities held for sale on the Consolidated Balance Sheet as of March 31, 2018.

Note 7. Subsequent Events.

On April 20, 2018, the Company issued 700,000 shares of its common stock to two former directors in respect of services provided by during the second quarter ended June 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of March 31, 2018 and 2017, and the related statements of comprehensive loss, statement of changes in stockholders’ equity (deficit) and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of the Company’s plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. These factors include those contained in section captioned “Risk Factors” of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2018 (the “Annual Report”). The Company’s actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Business Overview

On January 17, 2018, the Company formed a new wholly owned subsidiary under the laws of the State of Israel, Virtual Crypto Technologies Ltd. (the “Subsidiary”), to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, personal computers (“PCs”) and/or mobile devices. On January 29, 2018, the Company ceased the DermaCompare operations of its former subsidiary, Emerald Israel, and on May 2, 2018, the District Court of Lod gave a winding-up order for Emerald Israel and nominated an Israeli advocate as a special executor to Emerald Israel.

In March 2018, the Company changed its name from “Emerald Medical Applications Corp.” to “Virtual Crypto Technologies, Inc.” to reflect its new operations and business focus, and the Company’s trading symbol changed from MRLA to VRCP on the OTCQB.

Plan of Operations and Recent Developments

The following plan of operation provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read along with the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report.

On January 17, 2018, the Company formed Virtual Crypto Technologies Ltd. as a new wholly-owned subsidiary under the laws of the State of Israel (“Virtual Crypto Israel”) and reported the appointment of Mr. Alon Dayan as CEO of the new subsidiary. Virtual Crypto Israel was formed to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, personal computers (“PCs”) and/or mobile devices (the “Products”).

In March 2018, the Company changed its name from “Emerald Medical Applications Corp.” to “Virtual Crypto Technologies, Inc.” to reflect its new operations and business focus, and the Company’s trading symbol changed from MRLA to VRCP on the OTCQB.

The Company, through its fully owned Israeli subsidiary Virtual Crypto Israel, has developed the NetoBit Trader, a proprietary, Cryptographic algorithmic technology that it is able to confirm in real-time the purchase or sale of any cryptocurrency. The Company’s NetoBit products dramatically improve the cryptocurrency trading experience with faster execution and lower costs, setting a new time to transaction standard, trading in seconds rather the industry norm of 20 minutes. Because of its speed, the Company’s customers enjoy the best crypto exchange rate at the point of transaction. The Company is marketing its NetoBit Trader software and hardware products for the purchase and sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices (collectively, the “VC Products”). The Company further believes that the ability to immediately confirm cryptocurrency transactions in real-time should be a major competitive breakthrough in making the purchase and sale of cryptocurrencies user friendly.

The Company filed a Current Report on Form 8-K on January 24, 2018, reporting that through Virtual Crypto Israel subsidiary, it entered into a binding term sheet (the “Chiron Term Sheet”) with Chiron Refineries Ltd. (“Chiron”), a public company listed on the Tel-Aviv Stock Exchange (TASE: CHR). Pursuant to the Chiron Term Sheet (i) Virtual Crypto Israel, shall appoint a wholly-owned subsidiary of Chiron, under the laws of the Turkish Republic of Northern Cyprus, as the exclusive distributor of Virtual Crypto Israel’s Products in the territory of the Republic of Turkey, including the territory of Turkish Republic of Northern Cyprus (the “Territory”); and (ii) the distributor shall have the right to appoint sub-distributors within the Territory. The appointment of the Chiron subsidiary as distributor is subject to the payment by the distributor to Virtual Crypto Israel of $250,000 as an appointment fee, of which $150,000 shall be deemed an advance payment by the distributor made on account of future purchases of the Company’s Products.

The Company further granted such distributor an option, exercisable by the Distributor within 12 months from the date on which the ATM Product, including the related software and hardware, is fully tested and ready for installation and operation, to be appointed as an exclusive distributor of the Products for the Federal Republic of Nigeria. If the option is exercised, the distributor shall pay Virtual Crypto Israel an appointment fee not higher than $250,000.To date, $50,000 has been paid by such distributor to Virtual Crypto Israel.

The appointment of such distributor is subject to the payment by the distributor to Virtual Crypto Israel of US$250,000 (the “Appointment Fee”). An amount of $150,000 of the total Appointment Fee shall be deemed an advance payment by the Distributor, made on account of future purchases of the Company’s Products and related services.

As a result of the foregoing, the disclosure under “Results of Operations During the Three Months Ended March 31, 2018 As Compared to the Three Months Ended March 31, 2017” is not comparable and should not be relied upon in evaluating or understanding the Company. Reference is made to the disclosure under “Note 11. Subsequent Events” included in the Company’s Annual.

Results of Operations During the Three Months Ended March 31, 2018 As Compared to the Three Months Ended March 31, 2017

Our research and development expenses were $54,011 for the three months ended March 31, 2018, as compared to nil during the same period in the prior year. The increase was due to research and development expenses in the development for our virtual crypto products.

Our general and administrative expenses increased to $1,064,283 for the three months ended March 31, 2017 as compared to $68,650 during the same period in the prior year. The significant increase was due to non-cash consulting expenses paid by way of issuances of the Company’s shares and warrants to certain consultants who assisted in the establishment of the new business.

Interest expense increased to $19,374,082 for the three months ended March 31, 2018, as compared $198,450 during the same period in the prior year. The significant increase during the period in 2018 was primarily as a result of the changes of the terms of certain convertible notes that occurred during the three months ended March 31, 2018.

Financing Activities During the Three-Month Period Ended March 31, 2018

Issuance of equity during the three-month period ended March 31, 2018

During the first quarter of 2018, the Company received the aggregate amount of $1,673,800 from “accredited investors” in consideration for the issuance of 23,876,427 of the Company’s units (the “Units”), at an offering price of $0.07 per Unit, with each Unit consisting of: (i) one share of the Company’s common stock (the “Shares”); (ii) one common stock purchase warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.14 per share (“Class F Warrant”); and (iii) one common stock purchase warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.28 per share (“Class G Warrant”) (the “$0.07 Unit Offering”). The offer and sale of the Units, without registration under the Securities Act of 1933, as amended (the “Act”), was made in reliance upon the exemption provided by Section 4(2) of the Act and/or Regulation S and Regulation D promulgated thereunder.

In addition, during March 2018, an additional $117,150 was received from other “accredited investors” under the $0.07 Unit Offering, who subscribed from 571,429 Units, which were issued in April 2018 and are reflected as Receipt on Account of Shares in the Statement of Changes in Stockholders’ Equity as of March 31, 2018.

On February 8, 2018, the Company issued 571,429 units of the Company’s securities to two accredited investors in respect of $80,000 which was received in August 2017 (“August 2017 Financing”). Each unit was comprised of (i) one share of the Company’s common stock; (ii) one Class A warrant exercisable into one share of the Company’s common stock, at a price of $0.14 per share, within 12 months for the issuance date; and (iii) one Class B warrant exercisable into one share of the Company’s common stock, at a price of $0.14 per share, within 24 months for the issuance date.

On March 12, 2018, the Company issued a total of 3,629,999 restricted shares to certain consultants in connection with services rendered during the first quarter of 2018, which shares were valued at $901,902, based on the closing share price on the day prior to each of the issuances. The above-mentioned amount was recorded as a charge to the Company’s Statement of Comprehensive Loss, with a corresponding credit to Additional Paid in Capital in the Company’s Statement of Changes in Stockholders’ Equity.

On March 20, 2018, the Company issued a total of 62,500 restricted shares of its common stock in consideration for the exercise of a stock option at an exercise price of $0.01 per share, which option was granted in connection of certain services rendered in October 2016.

In March 2018, the Company issued a total of 921,800 shares of its common stock in respect of the conversion of $9,218 of the January 2018 Convertible Notes.

Issuance of new convertible notes during the three-month period ended March 31, 2018

From January 16,2018 through January 23, 2018, the Company received an aggregate amount of $100,000 as consideration for the issuance of the Company’s convertible promissory notes with an aggregate principal amount of $100,000 (the “Notes”) (i) bearing interest at the rate of 1% per annum; (ii) with a conversion price of $0.01 per share of the Company’s common stock; and (iii) repayable through to January 15, 2019. 3,000 of the Notes were converted at a conversion price of $0.01 per share into 300,000 shares.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2018 reflects current assets of $1,478,498 consisting of cash of $1,449,795 and assets held for sale in respect of our discontinued operations of $28,703. We also have $921,270in current liabilities consisting of $206,304 in accounts payable and accrued liabilities, $50,000 of deferred revenues, $16,667 employee payable, $1,922 in accrued interest, short-term portion of convertible notes of $186,412 and liabilities held of sale in respect of our discontinued operations of $459,965. As of December 31, 2017, we had current assets of $15,181 consisting of $2,959 in cash and other receivables of $12,222. As of December 31, 2017, we had fixed assets, net of $14,290, $1,011,941 in current liabilities consisting of $445,653 in accounts payable and accrued liabilities, $82,331 in accounts payable to related party, $98,476 employee payable, $67,846 in accrued interest, and short-term portion of convertible notes of $317,635.

We had working capital of $557,228as of March 31, 2018, as compared to negative working capital of $996,760 at December 31, 2017. Our total liabilities as of March 31, 2018 were $921,270, as compared to $1,618,106 at December 31, 2017.

During the period ended March 31, 2018, we had negative cash flow from continuing operations of $345,449, which was the result of a net loss of $20,802,376, increase in accrued interest and amortization of discount on convertible notes of $20,165,406 and $892,300shares and warrants issued for services, offset by net changes in working capital of $600,799.

During the three months ended March 31, 2018, we had no cash flow effect from investing activities.

During the period ended March 31, 2018, we had positive cash flow from financing activities of $1,792,185, which was the result of $1,574,972 proceeds from issuance of equity, $117,150 of receipt on account of shares, $100,000 from the issuance of convertible notes and $63 for the eservice of options.

There are no limitations in the Company’s Certificate of Incorporation on the Company’s ability to borrow funds or raise funds through the issuance of shares of its common stock to affect a business combination. The Company’s limited resources and lack of having cash-generating business operations may make it difficult to borrow funds or raise capital. The Company’s limitations to borrow funds or raise funds through the issuance of restricted capital stock required to effect or facilitate a business combination may have a material adverse effect on the Company’s financial condition and future prospects, including the ability to complete a business combination.

Until such time as the Company can generate substantial revenues, the Company expects to finance its cash needs through a combination of the sale of its equity and/or convertible debt securities, debt financing and strategic alliances and collaborations. The Company does not have any committed external source of funds. To the extent that the Company raises additional capital through the sale of its equity and/or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business. If the Company raises funds through additional collaborations or strategic alliances with third parties, we may have to relinquish valuable rights to our future revenue streams and/or distribution arrangements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. If the Company is unable to raise additional funds through equity and/or debt financings when needed or on attractive terms, the Company may be required to delay, limit, reduce or terminate the operations of some or all of its business segments.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. The Company’s independent auditors have unqualified audit opinion for the period ended December 31, 2017 with an explanatory paragraph on going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures required by Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of March 31, 2018 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses. As of such date, the Company had neither the resources, nor the personnel, to provide an adequate control environment.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company’s control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of the Company’s Chief Executive Officer and the Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 12, 2016, the Company filed a Current Report on Form 8-K reporting that at a meeting of its Board of Directors held on November 18, 2016, at which meeting the majority of the Company’s Board of Directors authorized the termination of Lior Wayn as CEO/president of the Company and of its wholly-owned Israeli subsidiary, Emerald Israel. The termination of Mr. Wayn as an executive officer of the Company and Emerald Israel was “for cause” as described more fully in such Form 8-K. In addition, the Form 8-K further reported that in connection with, Mr. Wayn’s termination as an executive officer, Mr. Wayn was removed as a director of the Companying accordance with the provisions of Section 141(k) of the General Corporation Law of the State of Delaware based upon the written consent of the holders of the majority of the Company’s shares of common stock issued and outstanding at November 16, 2016.

In April 2017, a lawsuit was filed with the Tel Aviv, Israel court by Mr. Wayn claiming certain damages to the total amount of $100,000, under the assertion of wrongful dismissal by the Company and Emerald Israel. The Company believes these claims to be unsubstantiated and wholly without merit and intends to vigorously defend itself against these claims. The Company believes that Mr. Wayn will not be successful in his claim. Nevertheless, the Company believes that the outcome of the proceeding will not materially affect the Company.

In December 2017, a liquidation request was filed with the Tel Aviv District Court by a group of former employees of Emerald Israel, under the assertion of delay of pay and insolvency. On December 20, 2017, at a hearing before the court, it was ordered that Emerald Israel shall settle its pension debts to the former employees under applicable Israeli law within 21 days and settle its other debts to them in 60 days, the failure of which would result in a winding-up order (the equivalent of a liquidation) being potentially issued. Based on the collaboration of Emerald Israel and its former employees and the fact that the Company was in negotiation with third-parties for the infusion of equity capital and has started negotiating the sale of certain assets, the Company’s legal advisors believe that the liquidation claim will be dismissed by the court. The amounts being claimed by the former employees were less than $96,000 and are included in current liabilities at March 31, 2018.

On January 29, 2018, the Company transferred the ordinary shares of its former Israeli subsidiary, Emerald Israel, to Attorney Eviatar Knoller, Esq., with offices at 20 Lincoln, Tel Aviv-Jaffa 6713412, as trustee (the “Trustee”). The purpose of the transfer of the management shares to the Trustee, pursuant to resolution of the Registrant’s Board of Directors, was to enable the Trustee to liquidate the management shares and/or the assets of Emerald Israel to satisfy its debts and satisfy its financial obligations to former employees. As a result, the former employees of Emerald Israel commenced an action in a court of competent jurisdiction in Israel to liquidate Emerald Israel and use any assets to satisfy the debts owed to the former employees.

On April 24, 2018, Emerald Israel announced to the District Court of Lod, Tel Aviv about the failure in contracting a buyer for its technology at market price and therefore that Emerald Israel is no longer opposed to the requested Liquidation Warrant. On May 1, 2018, the Official Receiver submitted its response to the court, stating that according to such announcement of Emerald Israel, it did not oppose the requested Liquidation Warrant either. Based on both the Company’s and the Official Receiver’s position, on May 2, 2018, the District Court of Lod has given a Winding-up Order in Emerald Israel’s file and temporarily nominated Adv. Hanit Nov as a Special Executor to Emerald Ltd.

ITEM 1A. RISK FACTORS

See risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2018, $3,000 of the Notes was converted at $0.01 per share into 300,000 shares, based upon the Notes conversion price of $0.01 per share of common stock.

On January 24, 2018, $73,000 of the January 2018 Convertible Notes were converted at a conversion price of $0.01 per share into 7,300,000 shares of the Company’s common stock and on March 19, 2018, a further $9,218 of the January 2018 Convertible Loans were converted at a conversion price of $0.01 per shares into 921,800 shares of the Company’s common stock.

From January 31, 2018 through March 23, 2018, the Company received an aggregate amount of $1,769,950 from the sale to accredited investors of 25,285,000 of the Company’s units, at an offering price of $0.07 per unit, with each unit consisting of: (i) one share of the Company’s common stock; and (ii) one common stock purchase warrant, exercisable for a period of twenty-four months, to purchase one additional share of the Company’s common stock, at an exercise price of $0.14 per share. On April 16, 2018, after the quarter ended March 31, 2018, the Company received an additional $150,000 from the sale of the units at $0.07 per unit, pursuant to which the Company issued an additional 2,142,857 units.

On February 8, 2018 the Company issued 571,429 shares of its common stock to two accredited investors in consideration for $80,000, which was paid by these investors prior to December 31, 2017.

On March 12, 2018, the Company issued a total of 3,629,999 restricted shares to certain consultants in connection with services rendered during the first quarter of 2018, which shares were valued at $901,902, based on the closing share price on the day prior to each of the issuances.

On March 20, 2018, the Company issued a total of 1,092,500 restricted shares of its common stock as follows: (i) 62,500 shares were issued to an accredited investor in connection with the exercise of a stock option at an exercise price of $0.01 per share, which options were granted in connection with a services rendered in October 2016; (ii) 300,000 restricted shares were issued to Yair Fudim, the Company’s CEO and Chairman, pursuant to a services agreement, which shares were valued at $0.01 per share and do not vest and are not deemed earned until February 2019 under the agreement; and (iii) 730,000 restricted shares were issued to an accredited investor in connection with services under a six-month services agreement, which shares were valued at $124,100, based on the closing share price on the day prior to the execution of the agreement.

The offer and sale of the Company’s units and shares of common stock to accredited investors referenced above, without registration under the Securities Act of 1933, as amended (the “Act”), was made in reliance upon the exemption provided under Section 4(2) of the Act and/or Regulation S and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

On January 23, 2018, $3,000 of the Notes was converted at $0.01 per share into 300,000 shares, based upon the Notes conversion price of $0.01 per share of common stock. On January 24, 2018, $73,000 of the January 2018 Convertible Notes were converted at a conversion price of $0.01 per share into 7,300,000 shares of the Company’s common stock and on March 19, 2018, a further $9,218 of the January 2018 Convertible Loans were converted at a conversion price of $0.01 per shares into 921,800 shares of the Company’s common stock.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
2.1±	Share Exchange Agreement, dated as of March 15, 2015, among the Company, Emerald Medical Applications Ltd. and the shareholders of the Company as set forth on the signature pages to the agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 16, 2015).

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2017).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, reflecting name change to Zaxis International, Inc. (Incorporated by reference to Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, reflecting reverse stock split (Incorporated by reference to Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

3.4*	Certificate of Amendment to the Certificate of Incorporation of the Company, reflecting name change to Virtual Crypto Technologies, Inc.

3.5	Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2017).

3.6	Certificate of Designation of the Company for Series A Preferred Convertible Stock (Incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

4.1	Form of Class A Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Amendment No. 1, filed with the SEC on July 15, 2015).

4.2	Form of Class E Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, Amendment No. 1, filed with the SEC on July 15, 2015).

4.3	Form of Class B Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

4.4	Form of Class C Warrant Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

10.1	Loan Agreement, dated as of February 2, 2015, between the Company and Emerald Medical Applications Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2015).

10.2	Loan Agreement, dated as of March 19, 2015, between the Company and Emerald Medical Applications Ltd. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2015).

10.3	Loan Agreement, dated as of June 2, 2015, between the Company and Emerald Medical Applications Ltd. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2015).

10.4	Form of Look-Up Agreement between the Company and Selling Securityholders and Class B Warrant Holders (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 5, 2015).

10.5	Equity Purchase Agreement, dated as of May 12, 2016, between the Company and Kodiak Capital Group LLC (Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2016).

10.6	Registration Rights Agreement, dated as of May 12, 2016, between the Company and Kodiak Capital Group LLC (Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2016).

10.7	Securities Purchase Agreement, dated as of June 20, 2016, between the Company and Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.8	Registration Rights Agreement, dated as of June 20, 2016, between the Company and Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.9	Convertible Note in the principal amount of $400,000, dated as of June 20, 2016, issued to Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.24(i) to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.10	Convertible Note in the principal amount of $40,000, dated as of June 20, 2016, issued to Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.24(ii) to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.11	Security Agreement, dated as of June 20, 2016, between the Company, Emerald Medical Applications Ltd. and Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.12	Securities Purchase Agreement, dated July 7, 2016, between the Company and Firstfire Global Opportunities Fund (Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2016).

10.13	Registration Rights Agreement, dated as of July 7, 2016, between the Company and Firstfire Global Opportunities Fund (Incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2016).

10.14	Convertible Note in the principal amount of $100,000, dated as of July 7, 2016, issued to Firstfire Global Opportunities Fund (Incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2016).

10.15	Settlement Agreement, dated August as of 7, 2017, among the Company and Alpha Capital Anstalt and Chi Squared Capital, Inc. (Incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.16	Secured Convertible Note due June 20, 2019 issued by the Company to Alpha Anstalt Capital (Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.17	Secured Convertible Note due June 20, 2019 issued by the Company to Chi Squared Capital, Inc. (Incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.18	Class A Warrants issued by the Company on June 20, 2016 to Alpha Anstalt Capital (Incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.19	Class A Warrants issued by the Company on June 20, 2016 to Chi Squared Capital, Inc. (Incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.20†*	Services Agreement, dated as of February 15, 2018, between the Company and Yair Fudim.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS£	XBRL Instance Document

101.INS£	XBRL Taxonomy Extension Schema Document

101.CAL£	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF£	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB£	XBRL Taxonomy Extension Label Linkbase Document

101.PRE£	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

*	Filed herewith.

**	Furnished herewith.

±	Schedules have been omitted pursuant to Item 601(b)(ii) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

£	To be filed by an amendment to this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersignedthereunto duly authorized.

VIRTUAL CRYPTO TECHNOLOGIES, INC.

	By:	/s/ Yair Fudim
	Name:	Yair Fudim
	Title:	Chief Executive Officer
Date: May 21, 2018		(Principal Executive Officer)

	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 21, 2018

