Form 10-Q/A
period 2018-03-31
Virtual Crypto Technologies, Inc.
filed 2018-05-22
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

VIRTUAL CRYPTO TECHNOLOGIES, INC.

Explanatory Note

This Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q of Virtual Crypto Technologies, Inc. (the “Company”) for the quarter ended March 31, 2018, as filed by the Company with the Securities and Exchange Commission (the “SEC”) on May 21, 2018 (the “Form 10-Q”), is being filed solely to include as Exhibit 101 the XBRL Interactive Data File exhibits required by Item 6 of the Form 10-Q. No other information contained in the Form 10-Q is being amended. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect any events occurring after the filing of the Form 10-Q and does not modify or update in any way disclosures made in the Form 10-Q. This Amendment No. 1 includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Virtual Crypto Technologies, Inc.

(Formerly Emerald Medical Applications Corp)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2018 and the Year Ended December 31, 2017

(Unaudited)

	Common		Preferred		Additional Paid-in	Receipt on Account of	Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Stock	Amount	Capital	Shares	Income	Deficit	deficit
Balance as of December 31, 2016	19,931,478	$1,994	-	$-	$13,826,957	$-	$(19,337)	$(15,046,513)	$(1,236,899)
Common stock issued for cash	1,315,563	132	-	-	526,081	-	-	-	526,213
Cashless exercise of Warrants	1,096,395	110	-	-	(110)	-	-	-	-
Conversion of Convertible Note to shares	74,572	7	-	-	10,393	-	-	-	10,400
Issuance of Ordinary Shares	125,000	12	-	-	(12)	-	-	-	-
Issuance of Preferred Stock	-	-	529	-	529,000	-	-	-	529,000
Receipt on Account of Shares			-	-	-	80,000	-	-	80,000
Share based compensation	-	-	-	-	76,616	-	-	-	76,616
Net loss for the year	-	-	-	-	-	-	-	(1,573,906)	(1,573,906)
Balance as of December 31, 2017	22,543,008	$2,255	529	$-	$14,968,925	$80,000	$(19,337)	$(16,620,419)	$(1,588,576)
Common stock and warrants issued for cash	23,876,427	2,388	-	-	1,671,412	-	-	-	1,673,800
Common stock issued for services	3,629,999	363	-	-	891,937	-	-	-	892,300
Warrants issued for services	-	-	-	-	39,845	-	-	-	39,845
Exercise of stock options	62,500	6	-	-	57	-	-	-	63
Issuance of new convertible note with a beneficial conversion feature	-	-	-	-	100,000	-	-	-	100,000
Partial conversion of new convertible notes to shares	300,000	30	-	-	2,970	-	-	-	3,000
Change is the terms of Convertible Note	-	-	-	-	20,189,804	-	-	-	20,189,804
Partial conversion of convertible note to shares	8,221,800	822	-	-	81,396	-	-	-	82,218
Cancellation of Preferred Shares	-	-	(529)	-	(150,000)	-	-	-	(150,000)
Receipt on Account of Shares	571,429	-	-	-	-	117,150	-		117,150
Issuance of Shares in respect of proceeds received during 2017	-	57	-	-	79,943	(80,000)	-	-	-
Net loss for the period	-	-	-	-	-	-	-	(20,802,376)	(20,802,376)
Balance as of March 31, 2018	59,205,163	$5,921	-	$-	$37,876,289	$117,150	$(19,337)	$(37,422,795)	$557,228

The accompanying notes are an integral part of these interim financial statements.

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp)

Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2018	March 31, 2017
Operating Activities:

Net loss	$(20,802,376)	$(267,100)
Shares issued for services	892,300	-
Finance loss arising from change in terms of convertible notes	20,165,406	183,750
Share based compensation	-	58,650
Increase in net liabilities for sale	445,611	-
Increase (Decrease) in accounts payable and accrued expenses	(321,158)	(94,784)
Decrease in employees payable	-	(101,341)
Decrease in amounts due from related party	(721,530)	(155,704)
Increase in deferred revenues	50,000	-
Increase (decrease) in accrued interest	(65,924)	14,700
Increase (decrease) in other receivables	12,122	9,355
Net cash used in continuing operating activities	(345,449)	(352,474)

Net change in non-cash working capital items relating to discontinued operations	-	(176,093)

Net change in investment activities relating to discontinued operation	-	(1,547)

Financing Activities:
Proceeds from sale of common stock and warrants (net of issuance expenses)	1,575,072	526,213
Exercise of options	63	-
Issuance of Shares in respect of proceeds received during 2017	117,150	-
Issuance of convertible note	100,000	-
Net cash provided by financing activities	1,792,285	526,213

Net increase in cash	1,446,836	(3,901)
Cash and cash equivalents - beginning of period	2,959	4,486
Cash and cash equivalents - end of period	$1,449,795	$585

Non-cash transactions:
Conversion to shares of convertible loans	85,218	-
Cancellation of preferred shares	(150,000)	-

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

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
2.1±	Share Exchange Agreement, dated as of March 15, 2015, among the Company, Emerald Medical Applications Ltd. and the shareholders of the Company as set forth on the signature pages to the agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 16, 2015).

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2017).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, reflecting name change to Zaxis International, Inc. (Incorporated by reference to Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, reflecting reverse stock split (Incorporated by reference to Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, reflecting name change to Virtual Crypto Technologies, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 21, 2018).

3.5	Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2017).

3.6	Certificate of Designation of the Company for Series A Preferred Convertible Stock (Incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

4.1	Form of Class A Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Amendment No. 1, filed with the SEC on July 15, 2015).

4.2	Form of Class E Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, Amendment No. 1, filed with the SEC on July 15, 2015).

4.3	Form of Class B Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

4.4	Form of Class C Warrant Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

10.1	Loan Agreement, dated as of February 2, 2015, between the Company and Emerald Medical Applications Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2015).

10.2	Loan Agreement, dated as of March 19, 2015, between the Company and Emerald Medical Applications Ltd. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2015).

10.3	Loan Agreement, dated as of June 2, 2015, between the Company and Emerald Medical Applications Ltd. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2015).

10.4	Form of Look-Up Agreement between the Company and Selling Securityholders and Class B Warrant Holders (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 5, 2015).

10.5	Equity Purchase Agreement, dated as of May 12, 2016, between the Company and Kodiak Capital Group LLC (Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2016).

10.6	Registration Rights Agreement, dated as of May 12, 2016, between the Company and Kodiak Capital Group LLC (Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2016).

10.7	Securities Purchase Agreement, dated as of June 20, 2016, between the Company and Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.8	Registration Rights Agreement, dated as of June 20, 2016, between the Company and Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.9	Convertible Note in the principal amount of $400,000, dated as of June 20, 2016, issued to Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.24(i) to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.10	Convertible Note in the principal amount of $40,000, dated as of June 20, 2016, issued to Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.24(ii) to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.11	Security Agreement, dated as of June 20, 2016, between the Company, Emerald Medical Applications Ltd. and Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.12	Securities Purchase Agreement, dated July 7, 2016, between the Company and Firstfire Global Opportunities Fund (Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2016).

10.13	Registration Rights Agreement, dated as of July 7, 2016, between the Company and Firstfire Global Opportunities Fund (Incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2016).

10.14	Convertible Note in the principal amount of $100,000, dated as of July 7, 2016, issued to Firstfire Global Opportunities Fund (Incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2016).

10.15	Settlement Agreement, dated August as of 7, 2017, among the Company and Alpha Capital Anstalt and Chi Squared Capital, Inc. (Incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.16	Secured Convertible Note due June 20, 2019 issued by the Company to Alpha Anstalt Capital (Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.17	Secured Convertible Note due June 20, 2019 issued by the Company to Chi Squared Capital, Inc. (Incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.18	Class A Warrants issued by the Company on June 20, 2016 to Alpha Anstalt Capital (Incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.19	Class A Warrants issued by the Company on June 20, 2016 to Chi Squared Capital, Inc. (Incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.20†	Services Agreement, dated as of February 15, 2018, between the Company and Yair Fudim (Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 21, 2018).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.INS*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

*	Filed herewith.

**	Furnished herewith.

±	Schedules have been omitted pursuant to Item 601(b)(ii) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTUAL CRYPTO TECHNOLOGIES, INC.

	By:	/s/ Yair Fudim
	Name:	Yair Fudim
	Title:	Chief Executive Officer
Date: May 22, 2018		(Principal Executive Officer)

	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 22, 2018

