Form 10-Q/A
period 2018-03-31
Virtual Crypto Technologies, Inc.
filed 2018-07-31
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

VIRTUAL CRYPTO TECHNOLOGIES, INC.

Explanatory Note

This Amendment No. 2 (this “Amendment No. 2”) to the Quarterly Report on Form 10-Q of Virtual Crypto Technologies, Inc. (the “Company”) for the quarter ended March 31, 2018, as filed by the Company with the Securities and Exchange Commission on May 21, 2018, as amended on May 22, 2018 (the “Original Form 10-Q”), is being filed solely to correctly check the “Yes” box regarding whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The Original Form 10-Q contained an inadvertent error on its cover page in which the box “No” was incorrectly checked.

No other information contained in the Original Form 10-Q is being amended. This Amendment No. 2 speaks as of the original filing date of the Original Form 10-Q, does not reflect any events occurring after the filing of the Original Form 10-Q and does not modify or update in any way disclosures made in the Original Form 10-Q. This Amendment No. 2 includes currently-dated certifications of the Company’s current Chief Executive Officer and Chief Financial Officer.

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

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
2.1±	Share Exchange Agreement, dated as of March 15, 2015, among the Company, Emerald Medical Applications Ltd. and the shareholders of the Company as set forth on the signature pages to the agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 16, 2015).

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2017).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, reflecting name change to Zaxis International, Inc. (Incorporated by reference to Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, reflecting reverse stock split (Incorporated by reference to Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, reflecting name change to Virtual Crypto Technologies, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 21, 2018).

3.5	Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2017).

3.6	Certificate of Designation of the Company for Series A Preferred Convertible Stock (Incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

4.1	Form of Class A Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Amendment No. 1, filed with the SEC on July 15, 2015).

4.2	Form of Class E Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, Amendment No. 1, filed with the SEC on July 15, 2015).

4.3	Form of Class B Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

4.4	Form of Class C Warrant Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

10.1	Loan Agreement, dated as of February 2, 2015, between the Company and Emerald Medical Applications Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2015).

10.2	Loan Agreement, dated as of March 19, 2015, between the Company and Emerald Medical Applications Ltd. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2015).

10.3	Loan Agreement, dated as of June 2, 2015, between the Company and Emerald Medical Applications Ltd. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2015).

10.4	Form of Look-Up Agreement between the Company and Selling Securityholders and Class B Warrant Holders (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 5, 2015).

10.5	Equity Purchase Agreement, dated as of May 12, 2016, between the Company and Kodiak Capital Group LLC (Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2016).

10.6	Registration Rights Agreement, dated as of May 12, 2016, between the Company and Kodiak Capital Group LLC (Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2016).

10.7	Securities Purchase Agreement, dated as of June 20, 2016, between the Company and Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.8	Registration Rights Agreement, dated as of June 20, 2016, between the Company and Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.9	Convertible Note in the principal amount of $400,000, dated as of June 20, 2016, issued to Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.24(i) to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.10	Convertible Note in the principal amount of $40,000, dated as of June 20, 2016, issued to Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.24(ii) to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.11	Security Agreement, dated as of June 20, 2016, between the Company, Emerald Medical Applications Ltd. and Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.12	Securities Purchase Agreement, dated July 7, 2016, between the Company and Firstfire Global Opportunities Fund (Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2016).

10.13	Registration Rights Agreement, dated as of July 7, 2016, between the Company and Firstfire Global Opportunities Fund (Incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2016).

10.14	Convertible Note in the principal amount of $100,000, dated as of July 7, 2016, issued to Firstfire Global Opportunities Fund (Incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2016).

10.15	Settlement Agreement, dated August as of 7, 2017, among the Company and Alpha Capital Anstalt and Chi Squared Capital, Inc. (Incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.16	Secured Convertible Note due June 20, 2019 issued by the Company to Alpha Anstalt Capital (Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.17	Secured Convertible Note due June 20, 2019 issued by the Company to Chi Squared Capital, Inc. (Incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.18	Class A Warrants issued by the Company on June 20, 2016 to Alpha Anstalt Capital (Incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.19	Class A Warrants issued by the Company on June 20, 2016 to Chi Squared Capital, Inc. (Incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.20†	Services Agreement, dated as of February 15, 2018, between the Company and Yair Fudim (Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 21, 2018).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS£	XBRL Instance Document

101.INS£	XBRL Taxonomy Extension Schema Document

101.CAL£	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF£	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB£	XBRL Taxonomy Extension Label Linkbase Document

101.PRE£	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

*	Filed herewith.

**	Furnished herewith.

±	Schedules have been omitted pursuant to Item 601(b)(ii) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

£	Incorporated by reference to a corresponding exhibit to the Company’s Quarterly Report on Form 10-Q, Amendment No. 1, filed with the SEC on May 22, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTUAL CRYPTO TECHNOLOGIES, INC.

	By:	/s/ Alon Dayan
	Name:	Alon Dayan
	Title:	Chief Executive Officer
Date: July 31, 2018		(Principal Executive Officer)

	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
Date: July 31, 2018		(Principal Financial Officer and Principal Accounting Officer)

