Form 10-Q
period 2018-06-30
Virtual Crypto Technologies, Inc.
filed 2018-08-14
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________________

Commission file number: 000-15746

VIRTUAL CRYPTO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0080601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Ha’amal Street, Rosh Ha’ayin, Israel	4809174
(Address of principal executive offices)	(ZIP Code)

+972 3-600-3375

(Registrant’s telephone number, including area code)

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

On August 14, 2018, the registrant had 63,726,591 shares of common stock issued and outstanding.

VIRTUAL CRYPTO TECHNOLOGIES, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017	F-1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)	F-2
Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Six Months Ended June 30, 2018 (Unaudited) and for the year ended December 31, 2017	F-3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (Unaudited)	F-4
Notes to Condensed Consolidated Financial Statements	F-5

3

Virtual Crypto Technologies, Inc.

(formerly Emerald Medical Applications Corp)

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,108,779	$2,959
Other current assets	-	12,222
Short term investments	58,323	-
Total current assets	1,167,102	15,181

Restricted cash	-	59
Property and Equipment	-	14,290
Total assets	$1,167,102	$29,530

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$119,265	$445,653
Accounts payable - related party	-	82,331
Deferred revenues (Note 2)	100,000	-
Employee payable	55,049	98,476
Accrued interest payable (Note 3)	-	67,846
Short term portion of convertible notes (Note 3)	438,264	317,635
Liabilities held for sale(**) (Note 6)	482,822	-
Total current liabilities	1,195,400	1,011,941

Convertible notes (Note 3)	-	606,165
	-	-
Total liabilities	1,195,400	1,618,106
Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none and 529 Series A shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	(* )
Common stock, $0.0001 par value; 490,000,000 shares authorized; 63,726,591and 22,543,008 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively (Note 4)	6,373	2,255
Accumulated other comprehensive income	(19,337)	(19,337)
Additional paid-in capital (Note 4)	40,646,690	14,968,925
Receipt on account of shares (Note 4)	-	80,000
Accumulated deficit	(40,662,024)	(16,620,419)
Total stockholders’ deficit	(28,298)	(1,588,576)
Total liabilities and stockholders’ deficit	$1,167,102	$29,530

(*) less than $1

(**) Includes $82,331 payable to a related party.

The accompanying notes are an integral part of these interim financial statements.

Virtual Crypto Technologies, Inc.

(formerly Emerald Medical Applications Corp)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Six Months ended June 30, 2018	Six Months ended June 30, 2017	Three months ended June 30, 2018	Three months ended June 30, 2017

Revenues	$-	$-	$-	$-
Expenses:
Research and development	630,965	-	266,954	-
General and administrative	1,420,798	553,026	356,515	484,376
Total operating expenses	2,051,763	553,026	623,469	484,376

Loss from operations	(2,051,763)	(553,026)	(623,469)	(484,376)

Finance expense, net	(21,989,842)	(651,626)	(2,615,760)	(453,176)
Net loss from continuing operations	$(24,041,605)	$(1,204,652)	$(3,239,229)	$(937,552)
Loss from discontinued operations (Note 6)	-	(489,956)	-	(199,170)

Net loss from continuing operations	$(24,041,605)	$(1,694,608)	$(3,239,229)	$(1,136,721)
Basic and diluted net loss per share:
From continuing operations	(0.46)	(0.06)	-	(0.04)
From discontinued operations	-	(0.02)	(0.05)	(0.01)
Total basic and diluted net loss per share	$(0.46)	$(0.08)	$(0.05)	$(0.05)
Weighted average shares outstanding - basic and diluted	52,031,173	20,995,941	63,419,582	21,321,613

The accompanying notes are an integral part of these interim financial statements.

Virtual Crypto Technologies, Inc.

(formerly Emerald Medical Applications Corp)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2018 (Unaudited) and the Year Ended December 31, 2017

	Common		Preferred		Additional Paid-in	Receipt on Account of	Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Stock	Amount	Capital	Shares	Income	Deficit	deficit
Balance as of December 31, 2016	19,931,478	$1,994	-	$-	$13,826,957	$-	$(19,337)	$(15,046,513)	$(1,236,899)
Common stock issued for cash	1,315,563	132	-	-	526,081	-	-	-	526,213
Cashless exercise of Warrants	1,096,395	110	-	-	(110)	-	-	-	-
Conversion of Convertible Note to shares	74,572	7	-	-	10,393	-	-	-	10,400
Issuance of Common Shares	125,000	12	-	-	(12)	-	-	-	-
Issuance of Preferred Stock	-	-	529	(*)	529,000	-	-	-	529,000
Receipt on Account of Shares			-	-	-	80,000	-	-	80,000
Share based compensation	-	-	-	-	76,616	-	-	-	76,616
Net loss for the year	-	-	-	-	-	-	-	(1,573,906)	(1,573,906)
Balance as of December 31, 2017	22,543,008	$2,255	529	$-	$14,968,925	$80,000	$(19,337)	$(16,620,419)	$(1,588,576)
Common stock and warrants issued for cash	27,697,855	2,770	-	-	1,938,180	-	-	-	1,940,950
Common stock issued for services	4,329,999	433	-	-	1,003,866	-	-	-	1,004,299
Warrants issued for services	-	-	-	-	39,845	-	-	-	39,845
Exercise of stock options	62,500	6	-	-	57	-	-	-	63
Issuance of new convertible note with a beneficial conversion feature	-	-	-	-	100,000	-	-	-	100,000
Partial conversion of new convertible notes to shares	300,000	30	-	-	2,970	-	-	-	3,000
Change in the terms of Convertible Note	-	-	-	-	22,581,508	-	-	-	22,581,508
Partial conversion of convertible note to shares	8,221,800	822	-	-	81,396	-	-	-	82,218
Cancellation of Preferred Shares	-	-	(529)	-	(150,000)	-	-	-	(150,000)
Issuance of Shares in respect of proceeds received during 2017	571,429	57	-	-	79,943	(80,000)	-	-	-
Net loss for the period	-	-	-	-	-	-	-	(24,041,605)	(24,041,605)
Balance as of June 30, 2018	63,726,591	$6,373	-	$-	$40,646,690	$-	$(19,337)	$(40,662,024)	$(28,298)

(*) less than $1

The accompanying notes are an integral part of these interim financial statements.

Virtual Crypto Technologies Inc.

(formerly Emerald Medical Applications Corp)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Operating Activities:

Net loss	$(24,041,605)	$(1,694,608)
Depreciation expense	14,290	7,445
Amortization of debt discount	523,481	325,399
Gain from short-term investment	(8,323)	-
Shares issued for services	1,044,144	-
Finance loss arising from change in terms of convertible notes	21,472,897	-
Increase in provision for settlements of convertible loan	-	740,860
Employee option expenses	-	74,697
Decrease in net liabilities for sale	(53,383)	-
Increase in accounts payable and accrued expenses	51,084	37,656
Decrease in amounts due from related party	-	(34,832)
Increase in deferred revenues	50,000	-
Increase in accrued interest	-	26,033
Increase in other receivables	12,222	5,698
Net cash used in continuing operating activities	(935,193)	(511,652)

Investing Activities:
Increase in restricted cash	-	(1,184)
Purchase of fixed assets	-	(3,771)
Net cash used in investing activities	-	(4,955)

Financing Activities:
Proceeds from sale of common stock and warrants (net of issuance expenses)	1,940,950	526,231
Exercise of options	63	-
Issuance of convertible note	100,000	-
Net cash provided by financing activities	2,041,013	526,231

Net increase in cash	1,105,820	9,624
Cash and cash equivalents - beginning of period	2,959	4,486
Cash and cash equivalents - end of period	$1,108,779	$14,110

Non-cash transactions:
Increase in deferred revenues against short-term investment	50,000	-
Issuance of shares in respect of proceeds received during 2017	(80,000)	-
Common stock issued pursuant to convertible note	85,218	10,400
Cashless exercise of warrants	-	153,495

The accompanying notes are an integral part of these financial statements.

Virtual Crypto Technologies, Inc.

(formerly Emerald Medical Applications Corp)

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

Note 1. The Company and Significant Accounting Policies.

Organizational Background:

Virtual Crypto Technologies, Inc., f/k/a Emerald Medical Applications Corp. (the “Company,” “we,” “us” or “our”), was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International, Inc. (“Zaxis”). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to “Zaxis International, Inc.” and the Company was reincorporated in Delaware under the name of “Zaxis International, Inc.” On December 30, 2014, Zaxis entered into an agreement with Emerald Medical Applications Ltd., a private limited liability company organized under the laws of the State of Israel (“Emerald Israel”).

On March 16, 2015, Zaxis and Emerald Israel executed the Share Exchange Agreement, which closed on July 14, 2015 (the “Share Exchange Agreement”) and Emerald Israel became the Company’s wholly-owned subsidiary engaged in the business of developing Emerald Israel’s DermaCompare technology, engaged in the development, sale and service of imaging solutions utilizing its DermaCompare software for use in derma imaging and analytics for the detection of skin cancer.

During the fourth quarter of 2015, in connection with the Share Exchange Agreement, the Company changed its name to “Emerald Medical Applications Corp.” The Share Exchange Agreement was accounted for as a reverse recapitalization. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Emerald Israel. Reference is made to the disclosure under “Cessation of Former Operations” below.

New Business Developments

On January 17, 2018, the Company formed a new wholly-owned subsidiary in Israel, Virtual Crypto Technologies Ltd. (the “New Subsidiary”), to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, personal computers and/or mobile devices. Reference is made to the disclosure under “Item 2. Management’s Discussion and Analysis and Results of Operations” located below in this Quarterly Report on Form 10-Q.

Cessation of Former Operations

On January 29, 2018, the Company ceased the DermaCompare operations of its former subsidiary, Emerald Israel, and on May 2, 2018, the District Court of Lod, Israel gave a winding-up order for Emerald Israel and nominated an Israeli advocate as a special executor to Emerald Israel. To the extent that the liquidation procedure yields proceeds in excess of Emerald Israel’s current obligations, the first $250,000 will be distributed to the previous stockholders of the Company’s preferred stock (see Note 3) and any excess thereafter, to the Company. However, based on the Company’s current best estimate, it is not anticipated that any such excess proceeds will be achieved. See Note 6. Discontinued Operations.

Going Concern

The Company has incurred significant operating losses and negative cash flows from operating activities in relation to its DermaCompare operations, since inception. While the Company raised approximately $1.9 million in the first quarter of 2018 to fund the operations of its New Subsidiary, the Company will require additional capital resources in order to support the commercialization of the New Subsidiary’s technology and operations and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the Company’s short and long-term requirements, or at all.

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

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 17, 2018 (the “Annual Report”).

Recent Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on its financial statements. Following are newly issued standards or material updates to the Company’s previous assessments from the Annual Report:

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

During the six-month period ended June 30, 2018, the Company received $100,000 as an appointment fee, which has been recorded as deferred revenues on the balance sheet. $50,000 was received in cash and $50,000 was received in the form of 380,143 shares of Chiron. The value of the shares at the date of issuance was $50,000 and was recorded as short-term investments on the balance sheet. Any changes in fair value are recoded to finance expenses in the condensed consolidated statements of operations and comprehensive loss.

Note 3. Notes Payable.

Notes payable and accrued interest as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017

Principle	$982,611	$920,484
Discount	(544,347)	-
Accrued interest	-	71,162
Total	438,264	991,646

Issuances of convertibles notes during the six months of 2018

From January 16, 2018 through January 23, 2018, the Company received from certain third-party accredited investors $100,000 in consideration for the issuance of convertible promissory notes (the “Notes”) as follows: (i) interest at the rate of 1% per annum; (ii) a conversion price of $0.01 per share of common stock; and (iii) repayable through to January 15, 2019, without penalty. The beneficial conversion feature was valued at $100,000, which resulted in a $100,000 discount recorded as a reduction of debt and an increase to additional paid in capital in the Statement of Stockholders’ Deficit. The discount is amortized to finance expenses in the condensed consolidated statements of operations and Comprehensive Loss over the term of the Notes. On January 23, 2018, $3,000 of the Notes was converted at $0.01 per share into 300,000 shares, based upon the Notes conversion price of $0.01 per share of common stock.

Transfer and change of ownership of convertible notes during the six months ended June 30, 2018

On January 24, 2018, Alpha Anstalt Capital (“Alpha”), Chi Squared Capital (“Chi”), Firstfire Global Opportunities Fund LTC, Goldmed Ltd, IlanMalca and Maz Partners sold their convertible notes previously issued by the Company in the aggregate amount of $958,611 (the “January 2018 Convertible Notes”) to certain new third-party accredited investors the “New Investors”) and, on connection therewith, the Company and the New Investors agreed to: (i) amend the conversion price of the January 2018 Convertible Notes from $0.014 to $0.01; (ii) cancel the Class A warrants and Class B warrants issued with the January 2018 Convertible Notes (see Note 4. Stockholders’ Equity for accounting treatment of the cancelled warrants); (iii) amend the interest rate from 8% to 1% per annum under the January 2018 Convertible Notes; (iv) to extend the repayment/maturity date on the January 2018 Convertible Notes to January 23, 2019; and (iv) cancel the options granted to Alpha and Chi in July 2016 (the “Alpha-Chi Options”).

The change in terms of the January 2018 Convertible Notes, including the cancellation of the above-referenced warrants, was accounted for as an extinguishment of the convertible notes and the issuance of new convertible notes. The Company recorded a finance expense in the amount of $21,622,897 in the Statement of Operations and Comprehensive Loss and an increase to Additional Paid-in Capital in the Statement of Stockholders’ Deficit of $22.6 million as a result of the transaction.

The Company further concluded that the post-amended January 2018 Convertible Notes contain a beneficial conversion feature equal to the par value of the January 2018 Convertible Notes ($958,611) and accordingly, recorded a discount on the January 2018 Convertible Notes, to be amortized to finance expense in the Statement of Comprehensive Loss over the term of the January 2018 Convertible Notes.

On January 24, 2018, $73,000 of the January 2018 Convertible Notes was converted, at the adjusted conversion price of $0.01 per share, into 7,300,000 shares of the Company’s common stock and, on March 19, 2018, a further $9,218 of the January 2018 Convertible Notes were converted, at the adjusted conversion price of $0.01 per share, into 921,800 shares of the Company’s common stock.

Non-convertible note

On July 8, 2014, the Company issued a convertible note to Axel Springer Plug & Play Accelerator GmbH in the amount of $29,719. Accrued interest as December 31, 2017 amounted to $3,316. Pursuant to terms of the original agreement, as of June 30, 2018 and December 31, 2017, the convertible note is no longer convertible.

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

Changes in Shares of Preferred Stock During the First Quarter of 2018

On January 4, 2018, the Company, Emerald Israel, Alpha Capital Ansalt and Chi Squared Inc. (collectively, the “Preferred Shareholders”), entered into an agreement pursuant to which the Preferred Shareholders agreed to cancel their shares of Series A Preferred Convertible Stock in return for the receipt of up to $250,000 of proceeds from the liquidation of Emerald Israel, to the extent that such liquidation yields net positive proceeds (“Excess Net Assets”). As such, as of June 30, 2018, there were no shares of Series A Preferred Convertible Stock outstanding. Management’s best estimate of the potential value of the Excess Net Assets at the date of the cancellation of the shares of Series A Preferred Convertible Stock was $150,000 and therefore, the Company recorded a charge to Additional Paid-in Capital in the Statement of Changes in Stockholders’ Deficit with a corresponding credit to liabilities. Management’s best estimate of the potential value of the Excess Net Assets as of June 30, 2018, was nil. Accordingly, the Company recorded a finance income of $150,000 in its Condensed Consolidated Statements of Operations and Comprehensive Loss a result of the reversal of the relating liability.

Issuances of Shares of Common Stock During the Six Months ended June 30, 2018

Between January 2018 and April 2018, the Company received the aggregate amount of $1,940,950 from certain “accredited investors” in consideration for the issuance of 27,697,855 units (the “Units”) at an offering price of $0.07 per Unit, with each Unit consisting of (the “$0.07 Unit Offering”): (i) one share of the Company’s common stock (the “Shares”); (ii) one common stock purchase warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.14per share (“Class F Warrant”); and (iii) one (1) common stock purchase warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.28 per share (“Class G Warrant”). The offer and sale of the Units, without registration under the Securities Act of 1933, as amended (the “Act”), was made in reliance upon the exemption provided by Section 4(2) of the Act and/or Regulation S and Regulation D promulgated thereunder.

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

On March 12, 2018, the Company issued a total of 3,629,999 restricted shares of its common stock to certain consultants in connection with services rendered during the first quarter of 2018, which shares were valued at $892,300, based on the closing share price on the day prior to each of the issuances. The above-mentioned amount was recorded as a charge to the Company’s Statement of Comprehensive Loss, with a corresponding credit to Additional Paid in Capital in the Company’s Condensed Consolidated Statement of Changes in Stockholders’ Deficit.

On March 20, 2018, the Company issued a total of 62,500 restricted shares of its common stock in consideration for the exercise of a stock option at an exercise price of $0.01 per share, which options were granted in connection with services rendered in October 2016. The Company recorded the proceeds on the exercise of the stock option in Additional Paid-in Capital in its Condensed Consolidated Statement of Changes in Stockholders’ Deficit.

On April 20, 2018, the Company issued a total of 700,000 restricted shares of its common stock to certain consultants in connection with services rendered during the second quarter of 2018, which shares were valued at $112,000, based on the closing share price on the day prior to each of the issuances. The above-mentioned amount was recorded as a charge to the Company’s Statement of Comprehensive Loss, with a corresponding credit to Additional Paid in Capital in the Company’s Statement of Changes in Stockholders’ Equity.

As described in Note 3. Notes Payable, the Company issued a total of 8,521,800 shares of its common stock in respect of the conversion of $3,000 of the Notes and $73,000 and $9,218 of the January 2018 Convertible Notes.

Warrants

As described in Note 3. Notes Payable, the Company’s 6,334,626 Class A warrants and 5,400,478 Class B warrants were cancelled during the first quarter of 2018, in connection with the change in terms of the convertible notes.

As described above in this Note 4. Stockholders’ Equity, the Company issued 27,697,855 Class F and 27,697,855, Class G warrants in respect of the $0.07 Unit Offering.

On January 26, 2018, the Company signed a consulting agreement with Maz Partners, pursuant to which they are to provide investment and corporate finance advice to the Company in consideration for 200,000 Class H warrants. Each Class H warrant is exercisable into one share of the Company’s common stock at an exercise price of $0.14 per share and the warrants expire on January 2020. The period of the agreement is two years the effective date. The fair value of the Class H Warrants at the issuance date was $39,845 and was charged to General and administration expenses in the Statement of Comprehensive Loss with a corresponding credit to Additional Paid-in Capital in the Statement of Changes in Stockholders’ Deficit.

As described above in this Note 4. Stockholders’ Equity, on February 8, 2018, the Company issued 571,429 Class B warrants and 571,429 Class B warrants in respect of the August 2017 Financing.

The following table summarizes information of outstanding warrants issued to investors and consultants in exchange for their services as of June 30, 2018:

	Warrants	Warrant Term	Exercise Price	Exercisable
Investors – Class A Warrants	571,429	August 2019	$0.14	571,429
Investors – Class B Warrants	571,429	August 2019	$0.14	571,429
Alimi Ahmed - Class E Warrants	900,000	(1)	$0.0001	900,000
Investors – Class F Warrants	27,692,855	January 2019 -April 2019	$0.14	27,697,855
Investors – Class G Warrants	27,692,855	January 2019 -April 2019	$0.28	27,697,855
Investors - Class H Warrants	200,000	January 2020	$0.14	200,000

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

Employee Stock Options

A summary of the Company’s activity related to issuances of options to the Company’s employees, executives, directors and consultants and related information for the six months ended June 30, 2018 and the fiscal year ended December 31, 2017 is as follows:

	For the six month period ended June 30, 2018			For the year ended December 31, 2017
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$		$	$
Outstanding at beginning of year	62,500	0.01		4,193,397	0.11
Granted
Exercised	(62,500)	0.01		-	-
Cancelled	-	-		(4,130,397)	(0.11)

Outstanding at the end of period	-	-		62,500	0.01
Vested and expected-to-vest at end of period	-	-	-	62,500	0.01	-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares of common stock on June 30, 2018 and December 31, 2017, respectively, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of June 30, 2018, and December 31, 2017, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding as of		Weighted average remaining contractual life – years as of		Stock options exercisable as of
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017

0.01	-	62,500	-	8.25	-	62,500
0.01	-	62,500	-	8.25	-	62,500

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 was nil for each of the three- and six-month periods ended June 30, 2018 (and for three- and six-month periods ended June 30, 2017, was $58,650 and $117,301, respectively).

Note 5. Related Party Transactions.

Other than transactions and balances related to cash and share based compensation to the Company’s officers and directors, the issuances of convertible debt and warrants to Alpha Capital Ansalt and as otherwise set forth herein, the Company did not have any transactions and balances with related parties and executive officers during the six months ended June 30, 2018 and 2017.

Note 6. Discontinued Operations.

On January 29, 2018, the Company ceased the DermaCompare operations of its former subsidiary, Emerald Israel, and on May 2, 2018, the District Court of Lod, Israel (the “District Court”) gave a winding-up order for Emerald Israel and nominated an Israeli advocate as a special executor to Emerald Israel. To the extent that the liquidation procedure yield proceeds in excess of Emerald Israel’s current obligations, the first $250,000 will be distributed to the previous shareholders of the Company’s preferred stock (see Note 3. Notes Payable) and any excess thereafter, to the Company. However, based on the Company’s current best estimate, it is not anticipated that such excess proceeds will be achieved.

As such, financial results of Emerald Israel are presented as net loss from discontinued operations on the Consolidated Statements of Comprehensive Loss for the three and six months periods ended June 30, 2018 and 2017; and assets and liabilities of Emerald Israel to be disposed of are presented as Assets held for sale and Liabilities held for sale on the Consolidated Balance Sheet as of June 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of June 30, 2018 and 2017, and the related statements of operations and comprehensive loss, statement of changes in stockholders’ deficit and statements of cash flows for the three and six month periods then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of the Company’s plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. These factors include those contained in section captioned “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2018 (the “Annual Report”). The Company’s actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Business Overview

On January 17, 2018, the Company formed a new wholly-owned subsidiary under the laws of the State of Israel, Virtual Crypto Technologies Ltd. (the “Virtual Crypto Israel”), to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, personal computers and/or mobile devices. On January 29, 2018, the Company ceased the DermaCompare operations of its former subsidiary, Emerald Israel, and on May 2, 2018, the District Court gave a winding-up order for Emerald Israel and nominated an Israeli advocate as a special executor to Emerald Israel.

In March 2018, the Company changed its name from “Emerald Medical Applications Corp.” to “Virtual Crypto Technologies, Inc.” to reflect its new operations and business focus, and the Company’s trading symbol changed from “MRLA” to “VRCP”. The Company’s shares are now quoted on the OTCQB under the symbol “VRCP”.

Plan of Operations and Recent Developments

The following plan of operation provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read along with the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report.

On January 17, 2018, the Company formed Virtual Crypto Israel as a new wholly-owned subsidiary under the laws of the State of Israel and reported the appointment of Mr. Alon Dayan as CEO of the Virtual Crypto Israel effective June 30, 2018. Virtual Crypto Israel was formed to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, personal computers and/or mobile devices (the “Products”).

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

The Company filed with the SEC a Current Report on Form 8-K on January 24, 2018, reporting that through Virtual Crypto Israel subsidiary, it entered into a binding term sheet (the “Chiron Term Sheet”) with Chiron Refineries Ltd. (“Chiron”), a public company listed on the Tel-Aviv Stock Exchange (TASE: CHR). Pursuant to the Chiron Term Sheet (i) Virtual Crypto Israel, shall appoint a wholly-owned subsidiary of Chiron, under the laws of the Turkish Republic of Northern Cyprus, as the exclusive distributor of Virtual Crypto Israel’s Products in the territory of the Republic of Turkey, including the territory of Turkish Republic of Northern Cyprus (the “Territory”); and (ii) the distributor shall have the right to appoint sub-distributors within the Territory. The appointment of the Chiron subsidiary as distributor is subject to the payment by the distributor to Virtual Crypto Israel of $250,000 as an appointment fee, of which $150,000 shall be deemed an advance payment by the distributor made on account of future purchases of the Company’s Products.

The Company further granted such distributor an option, exercisable by the Distributor within 12 months from the date on which the ATM Product, including the related software and hardware, is fully tested and ready for installation and operation, to be appointed as an exclusive distributor of the Products for the Federal Republic of Nigeria. If the option is exercised, the distributor shall pay Virtual Crypto Israel an appointment fee not higher than $250,000. To date, $100,000 has been paid by such distributor to Virtual Crypto Israel.

The appointment of such distributor is subject to the payment by the distributor to Virtual Crypto Israel of an appointment fee of US$250,000, of which $150,000 shall be deemed an advance payment by the Distributor, made on account of future purchases of the Company’s Products and related services.

As a result of the foregoing, the Company’s results of operations discussed below for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017 are not comparable and should not be relied upon in evaluating or understanding the Company or its results of operations for the fiscal year ending December 31, 2018. Reference is made to the disclosure under “Note 11. Subsequent Events” of the Company’s financial statements filed as part of the Annual Report.

Results of operations during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017

Our research and development expenses were $266,954 for the three months ended June 30, 2018, as compared to nil during the same period in the prior year. The increase was due to research and development expenses incurred as a result of the development for our virtual crypto products.

Our general and administrative expenses increased to $356,515 for the three months ended June 30, 2018, as compared to $484,376 during the same period in the prior year.

Interest expense increased to $2,615,760 for the three months ended June 30, 2018, as compared to $453,176 during the same period in the prior year. The increase during the period in 2018 was primarily as a result of the changes in the terms of the convertible loans that took place in 2018.

Results of operations during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017

Our research and development expenses were $630,965 for the six months ended June 30, 2018, as compared to nil during the same period in the prior year. The increase was due to research and development expenses incurred as a result of the development for our virtual crypto products.

Our general and administrative expenses increased to $1,420,798 for the six months ended June 30, 2018, as compared to $553,026 during the same period in the prior year. The significant increase was due to non-cash consulting expenses paid via the issuances of the Company’s shares of common stock and warrants to certain consultants who assisted in the establishment of our new business operations.

Interest expense increased to $21,989,842 for the six months ended June 30, 2018, as compared $651,626 during the same period in the prior year. The significant increase during the period in 2018 was primarily as a result of the changes of the terms of certain convertible notes that occurred during the six months ended June 30, 2018.

Issuance of equity during the six-month period ended June 31, 2018

During the first quarter of 2018, the Company received the aggregate amount of $1,940,950 from certain “accredited investors” in consideration for the issuance of 27,697,855 of the Company’s units (the “Units”), at an offering price of $0.07 per Unit, with each Unit consisting of: (i) one share of the Company’s common stock (the “Shares”); (ii) one common stock purchase warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.14 per share (“Class F Warrant”); and (iii) one common stock purchase warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.28 per share (“Class G Warrant”) (the “$0.07 Unit Offering”). The offer and sale of the Units, without registration under the Securities Act of 1933, as amended (the “Act”), was made in reliance upon the exemption provided by Section 4(2) of the Act and/or Regulation S and Regulation D promulgated thereunder.

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

On March 12, 2018, the Company issued a total of 3,629,999 restricted shares to certain consultants in connection with services rendered during the first quarter of 2018, which shares were valued at $892,300, based on the closing share price on the day prior to each of the issuances. The above-mentioned amount was recorded as a charge to the Company’s Statement of Comprehensive Loss, with a corresponding credit to Additional Paid in Capital in the Company’s Statement of Changes in Stockholders’ Equity.

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

On April 20, 2018, the Company issued a total of 700,000 restricted shares of its common stock to certain consultants in connection with services rendered during the second quarter of 2018, which shares were valued at $112,000, based on the closing share price on the day prior to each of the issuances. The above-mentioned amount was recorded as a charge to the Company’s Statements of Operations and Comprehensive Loss, with a corresponding credit to Additional Paid in Capital in the Company’s Statement of Changes in Stockholders’ Deficit.

Issuance of new convertible notes during the six-month period ended June 30, 2018

From January 16, 2018 through January 23, 2018, the Company received an aggregate amount of $100,000 as consideration for the issuance of the Company’s convertible promissory notes with an aggregate principal amount of $100,000 (the “Notes”) (i) bearing interest at the rate of 1% per annum; (ii) with a conversion price of $0.01 per share of the Company’s common stock; and (iii) repayable through to January 15, 2019. $3,000 of the Notes was converted at a conversion price of $0.01 per share into 300,000 shares of the Company’s common stock.

Liquidity and Capital Resources

As of June 30, 2018, we had current assets of $1,167,102, consisting of cash of $1,108,779 and short term investment of $58,323. We also have $1,195,400 in current liabilities consisting of $119,265 in accounts payable and accrued liabilities, $100,000 of deferred revenues, $55,049 employee payable, nil in accrued interest, short-term portion of convertible notes of $438,264 and liabilities held of sale in respect of our discontinued operations of $482,822. As of December 31, 2017, we had current assets of $15,181 consisting of $2,959 in cash and other receivables of $12,222. As of December 31, 2017, we had fixed assets, net of $14,290, $1,011,941 in current liabilities consisting of $445,653 in accounts payable and accrued liabilities, $82,331 in accounts payable to related party, $98,476 employee payable, $67,846 in accrued interest, and short-term portion of convertible notes of $317,635.

We had negative working capital of $28,298 as of June 30, 2018, as compared to negative working capital of $996,760 at December 31, 2017. Our total liabilities as of June 30, 2018 were $1,195,400, as compared to $1,618,106 at December 31, 2017.

During the period ended June 30, 2018, we had negative cash flow from continuing operations of $935,193, which was the result of a net loss of $24,041,605, depreciation expense of $14,290, increase in accrued interest and amortization of discount on convertible notes of $523,481, increase in provision for settlements of convertible loan of $21,472,897, $1,044,144 worth of shares and warrants issued for services, $50,000 in proceeds from deferred revenues, and gain from short term investment of $8,323, offset by net changes in working capital of $9,923.

During the six months ended June 30, 2018, we had no cash flow effect from investing activities.

During the period ended June 30, 2018, we had positive cash flow from financing activities of $2,041,013, which was the result of proceeds of $1,940,950 received from sale of common stock and related warrants (net of issuance expenses), $100,000 received from the issuance of short-term convertible notes, and $63 from the exercise of options. Based on the receipt of these funds, we believe we have adequate capital to operate pursuant to our business plan through June 2019. We have no plans to seek additional capital at this time as we believe we have funds for our operations through that date.

There are no limitations in the Company’s Certificate of Incorporation on the Company’s ability to borrow funds or raise funds through the issuance of shares of its common stock to affect a business combination, subject to the maximum number of shares of the Company’s common stock authorized under the Company’s Certificate of Incorporation. The Company’s limited resources and lack of having cash-generating business operations may make it difficult to borrow funds or raise capital. The Company’s limitations to borrow funds or raise funds through the issuance of restricted capital stock required to effect or facilitate a business combination may have a material adverse effect on the Company’s financial condition and future prospects, including the ability to complete a business combination.

Until such time as the Company can generate substantial revenues, the Company expects to finance its cash needs through a combination of the sale of its equity and/or convertible debt securities, debt financing and strategic alliances and collaborations. The Company does not have any committed external source of funds. To the extent that the Company raises additional capital through the sale of its equity and/or convertible debt securities, the ownership interest of its stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business. If the Company raises funds through additional collaborations or strategic alliances with third parties, we may have to relinquish valuable rights to our future revenue streams and/or distribution arrangements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. If the Company is unable to raise additional funds through equity and/or debt financings when needed or on attractive terms, the Company may be required to delay, limit, reduce or terminate some or all of its operations.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. The Company’s independent registered public accounting firm issued its unqualified audit opinion for the fiscal year ended December 31, 2017 with an explanatory paragraph on going concern.

In view of these matters, realization of a major portion of the Company’s assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures required by Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of June 30, 2018 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses. As of such date, the Company had neither the resources, nor the personnel, to provide an adequate control environment.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 12, 2016, the Company filed a Current Report on Form 8-K reporting that at a meeting of its Board of Directors held on November 18, 2016, the majority of the Company’s Board of Directors authorized the termination of Lior Wayn as CEO/president of the Company and of its then wholly-owned Israeli subsidiary, Emerald Israel. The termination of Mr. Wayn as an executive officer of the Company and Emerald Israel was “for cause” as described more fully in such Form 8-K. In addition, the Company further reported in the Form 8-K that in connection with Mr. Wayn’s termination as an executive officer, Mr. Wayn was removed as a director of the Companying accordance with the provisions of Section 141(k) of the General Corporation Law of the State of Delaware based upon the written consent of the holders of the majority of the Company’s shares of common stock issued and outstanding at November 16, 2016.

In April 2017, a lawsuit was filed by Mr. Wayn with the Tel Aviv, Israel court claiming certain damages in the total amount of $100,000, under the assertion of wrongful dismissal by the Company and Emerald Israel. The Company believes these claims to be unsupported by the evidence and wholly without merit and intends to vigorously defend itself against these claims. While the Company believes that Mr. Wayn will not be successful in his claim, notwithstanding the outcome of this proceeding, the Company believes that it will not materially affect the Company.

As discussed above, in December 2017, a liquidation request was filed with the District Court by a group of former employees of Emerald Israel, under the assertion of delay of pay and insolvency. On December 20, 2017, at a hearing before the District Court, it was ordered that Emerald Israel shall settle its pension debts to the former employees under applicable Israeli law within 21 days and settle its other debts to them in 60 days, the failure of which would result in a winding-up order (the equivalent of a liquidation) being potentially issued. Based on the collaboration of Emerald Israel and its former employees and the fact that the Company was in negotiation with third-parties for the infusion of equity capital and has started negotiating the sale of certain assets, the Company’s legal advisors believe that the liquidation claim will be dismissed by the District Court. The amounts being claimed by the former employees were less than $96,000 and are included in current liabilities at June 30, 2018.

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

On April 24, 2018, Emerald Israel reported to the District Court regarding the failure in contracting a buyer for its DermaCompare technology at fair market price and therefore that Emerald Israel was no longer opposed to the requested Liquidation Warrant. On May 1, 2018, the Official Receiver submitted its response to the District Court, stating that according to such announcement of Emerald Israel, it did not oppose the requested Liquidation Warrant either. Based on both the Company’s and the Official Receiver’s position, on May 2, 2018, the District Court issued a Winding-up Order and temporarily nominated Adv. Hanit Nov as a Special Executor to Emerald Ltd.

ITEM 1A. RISK FACTORS

See risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2018, the Company issued a total of 700,000 restricted shares of its common stock to certain consultants in connection with services rendered during the second quarter of 2018, which shares were valued at $112,000, based on the closing share price on the day prior to each of the issuances. The above-mentioned amount was recorded as a charge to the Company’s Statements of Operations and Comprehensive Loss, with a corresponding credit to Additional Paid in Capital in the Company’s Statement of Changes in Stockholders’ Deficit.

The offer and sale of the Company’s shares of common stock referenced above, without registration under the Act, was made in reliance upon the exemption provided under Section 4(2) of the Act and/or Regulation S and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
2.1±	Share Exchange Agreement, dated as of March 15, 2015, among the Company, Emerald Medical Applications Ltd. and the shareholders of the Company as set forth on the signature pages to the agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 16, 2015).

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2017).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, reflecting name change to Zaxis International, Inc. (Incorporated by reference to Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, reflecting reverse stock split (Incorporated by reference to Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, reflecting name change to Virtual Crypto Technologies, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 21, 2018)

3.5	Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2017).

3.6	Certificate of Designation of the Company for Series A Preferred Convertible Stock (Incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

4.1	Form of Class A Warrant Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Amendment No. 1, filed with the SEC on July 15, 2015).

4.2	Form of Class E Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, Amendment No. 1, filed with the SEC on July 15, 2015).

4.3	Form of Class B Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

4.4	Form of Class C Warrant Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 8, 2015).

10.1	Loan Agreement, dated as of February 2, 2015, between the Company and Emerald Medical Applications Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2015).

10.2	Loan Agreement, dated as of March 19, 2015, between the Company and Emerald Medical Applications Ltd. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2015).

10.3	Loan Agreement, dated as of June 2, 2015, between the Company and Emerald Medical Applications Ltd. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2015).

10.4	Form of Look-Up Agreement between the Company and Selling Securityholders and Class B Warrant Holders (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 5, 2015).

10.5	Equity Purchase Agreement, dated as of May 12, 2016, between the Company and Kodiak Capital Group LLC (Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2016).

10.6	Registration Rights Agreement, dated as of May 12, 2016, between the Company and Kodiak Capital Group LLC (Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2016).

10.7	Securities Purchase Agreement, dated as of June 20, 2016, between the Company and Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.8	Registration Rights Agreement, dated as of June 20, 2016, between the Company and Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.9	Convertible Note in the principal amount of $400,000, dated as of June 20, 2016, issued to Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.24(i) to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.10	Convertible Note in the principal amount of $40,000, dated as of June 20, 2016, issued to Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.24(ii) to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.11	Security Agreement, dated as of June 20, 2016, between the Company, Emerald Medical Applications Ltd. and Alpha Capital Anstalt (Incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).

10.12	Securities Purchase Agreement, dated July 7, 2016, between the Company and Firstfire Global Opportunities Fund (Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2016).

10.13	Registration Rights Agreement, dated as of July 7, 2016, between the Company and Firstfire Global Opportunities Fund (Incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2016).

10.14	Convertible Note in the principal amount of $100,000, dated as of July 7, 2016, issued to Firstfire Global Opportunities Fund (Incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2016).

10.15	Settlement Agreement, dated August as of 7, 2017, among the Company and Alpha Capital Anstalt and Chi Squared Capital, Inc. (Incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.16	Secured Convertible Note due June 20, 2019 issued by the Company to Alpha Anstalt Capital (Incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.17	Secured Convertible Note due June 20, 2019 issued by the Company to Chi Squared Capital, Inc. (Incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.18	Class A Warrants issued by the Company on June 20, 2016 to Alpha Anstalt Capital (Incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.19	Class A Warrants issued by the Company on June 20, 2016 to Chi Squared Capital, Inc. (Incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2017).

10.20	Services Agreement, dated as of February 15, 2018, between the Company and Yair Fudim (Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May21, 2018).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.INS*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

*	Filed herewith.

**	Furnished herewith.

±	Schedules have been omitted pursuant to Item 601(b)(ii) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIRTUAL CRYPTO TECHNOLOGIES, INC.

	By:	/s/ Alon Dayan
	Name:	Alon Dayan
	Title:	Chief Executive Officer
Date: August 14, 2018		(Principal Executive Officer)

	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
Date: August 14, 2018		(Principal Financial Officer and Principal Accounting Officer)

