Form 10-Q
period 2018-09-30
Virtual Crypto Technologies, Inc.
filed 2018-11-13
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

On November 13, 2018, the registrant had 63,727,843 shares of common stock issued and outstanding.

VIRTUAL CRYPTO TECHNOLOGIES, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	F-1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	F-2
Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Nine Months Ended September 30, 2018 (Unaudited) and for the year ended December 31, 2017	F-3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	F-4
Notes to Condensed Consolidated Financial Statements	F-5

3

Virtual Crypto Technologies, Inc.

(formerly Emerald Medical Applications Corp.)

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$724,107	$2,959
Other current assets	68,114	12,222
Short term investments	42,133	-
Total current assets	834,354	15,181

Restricted cash	-	59
Property and Equipment	-	14,290
Total assets	$834,354	$29,530

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$34,866	$445,653
Accounts payable - related party	-	82,331
Deferred revenues (Note 2)	100,000	-
Employee payable	101,396	98,476
Accrued interest payable (Note 3)	-	67,846
Short term portion of convertible notes (Note 3)	683,917	317,635
Liabilities held for sale(**) (Note 6)	486,045	-
Total current liabilities	1,406,224	1,011,941

Convertible notes (Note 3)	-	606,165
Total liabilities	1,406,224	1,618,106
Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none and 529 Series A shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	(* )
Common stock, $0.0001 par value; 490,000,000 shares authorized; 63,727,843 and 22,543,008 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively (Note 4)	6,373	2,255
Accumulated other comprehensive income	(19,337)	(19,337)
Additional paid-in capital (Note 4)	40,646,690	14,968,925
Receipt on account of shares (Note 4)	-	80,000
Accumulated deficit	(41,205,596)	(16,620,419)
Total stockholders’ deficit	(571,870)	(1,588,576)
Total liabilities and stockholders’ deficit	$834,354	$29,530

(*) less than $1

(**) Includes $82,331 payable to a related party.

The accompanying notes are an integral part of these interim financial statements.

Virtual Crypto Technologies, Inc.

(formerly Emerald Medical Applications Corp.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017	Three months ended September 30, 2018	Three months ended September 30, 2017

Revenues	$-	$-	-	$-
Expenses:
Research and development	738,936	-	107,971	-
General and administrative	1,596,533	583,911	175,735	30,885
Total operating expenses	2,335,469	583,911	283,706	30,885

Loss from operations	(2,335,469)	(583,911)	(283,706)	(30,885)

Finance income (expense), net	(22,249,708)	(240,354)	(259,866)	75,000
Net income (loss) from continuing operations available to shareholders of the company	$(24,585,177)	$(824,265)	$(543,572)	$44,115
Loss from discontinued operations (Note 6) available to shareholders of the company	-	(591,724)	-	(101,768)

Net loss from continuing operations attributable to shareholders of the company	$(24,585,177)	$(1,415,989)	$(543,572)	$(57,654)

Net loss attributable to shareholders of preferred stock		(47,691)		(5,216)

Net loss from continuing operations	$(24,585,177)	$(1,368,298)	$(543,572)	$(52,438)
Basic and diluted net income (loss) per share:
From continuing operations	(0.44)	(0.04)	(0.01)	0.002
From discontinued operations	-	(0.03)	-	(0.01)
Total basic and diluted net loss per share	$(0.44)	$(0.07)	$(0.01)	$(0.003)
Weighted average shares outstanding - basic and diluted	56,235,127	21,523,127	63,727,843	22,543,008

The accompanying notes are an integral part of these interim financial statements.

Virtual Crypto Technologies, Inc.

(formerly Emerald Medical Applications Corp.)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2018 (Unaudited) and the Year Ended December 31, 2017

	Common		Preferred			Additional Paid-in	Receipt on Account of	Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Stock	Amount		Capital	Shares	Income	Deficit	deficit
Balance as of December 31, 2016	19,931,478	$1,994	-	$-		$13,826,957	$-	$(19,337)	$(15,046,513)	$(1,236,899)
Common stock issued for cash	1,315,563	132	-	-		526,081	-	-	-	526,213
Cashless exercise of Warrants	1,096,395	110	-	-		(110)	-	-	-	-
Conversion of Convertible Note to shares	74,572	7	-	-		10,393	-	-	-	10,400
Issuance of Common Shares	125,000	12	-	-		(12)	-	-	-	-
Issuance of Preferred Stock	-	-	529	(*	)	529,000	-	-	-	529,000
Receipt on Account of Shares			-	-		-	80,000	-	-	80,000
Share based compensation	-	-	-	-		76,616	-	-	-	76,616
Net loss for the year	-	-	-	-		-	-	-	(1,573,906)	(1,573,906)
Balance as of December 31, 2017	22,543,008	$2,255	529	$-		$14,968,925	$80,000	$(19,337)	$(16,620,419)	$(1,588,576)
Common stock and warrants issued for cash	27,699,107	2,770	-	-		1,938,180	-	-	-	1,940,950
Common stock issued for services	4,329,999	433	-	-		1,003,866	-	-	-	1,004,299
Warrants issued for services	-	-	-	-		39,845	-	-	-	39,845
Exercise of stock options	62,500	6	-	-		57	-	-	-	63
Issuance of new convertible note with a beneficial conversion feature	-	-	-	-		100,000	-	-	-	100,000
Partial conversion of new convertible notes to shares	300,000	30	-	-		2,970	-	-	-	3,000
Change in the terms of Convertible Note	-	-	-	-		22,581,508	-	-	-	22,581,508
Partial conversion of convertible note to shares	8,221,800	822	-	-		81,396	-	-	-	82,218
Cancellation of Preferred Shares	-	-	(529)	-		(150,000)	-	-	-	(150,000)
Issuance of Shares in respect of proceeds received during 2017	571,429	57	-	-		79,943	(80,000)	-	-	-
Net loss for the period	-	-	-	-		-	-	-	(24,585,177)	(24,585,177)

Balance as of September 30, 2018	63,727,843	$6,373	-	$-		$40,646,690	$-	$(19,337)	$(41,205,596)	$(571,870)

(*) less than $1

The accompanying notes are an integral part of these interim financial statements.

Virtual Crypto Technologies Inc.

(formerly Emerald Medical Applications Corp.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Operating Activities:

Net loss	$(24,585,177)	$(1,415,989)
Depreciation expense	14,290	11,063
Amortization of debt discount	769,134	360,599
loss from short-term investment	7,867	-
Shares issued for services	1,044,144	-
Finance loss arising from change in terms of convertible notes	21,472,897	-
Change in derivative liability	-	(336,272)
Non cash finance, general and administrative expenses arising from settlement with debt and warrant holders	-	659,960
Employee option expenses	-	72,495
Decrease in net liabilities for sale	(49,729)	-
Increase in accounts payable and accrued expenses	13,032	121,939
Decrease in amounts due from related party	-	(64,372)
Increase in deferred revenues	50,000	-
Decrease in accrued interest	-	(3,267)
Increase in other receivables	(56,323)	(21,875)
Net cash used in continuing operating activities	(1,319,865)	(615,719)

Investing Activities:
Decrease in restricted cash	-	11,868
Purchase of fixed assets	-	(3,438)
Net cash used in investing activities	-	8,430

Financing Activities:
Proceeds from sale of common stock and warrants (net of issuance expenses)	1,940,950	526,232
Exercise of options	63	-
Receipt on account of stock	-	80,000
Issuance of convertible note	100,000	-
Net cash provided by financing activities	2,041,013	606,232

Net increase (decrease) in cash	721,148	(1,057)
Cash and cash equivalents - beginning of period	2,959	4,486
Cash and cash equivalents - end of period	$724,107	$3,429

Non-cash transactions:
Increase in deferred revenues against short-term investment	50,000	-
Issuance of shares in respect of proceeds received during 2017	(80,000)	-
Common stock issued pursuant to convertible note	85,218	-
Issuance of Preference Shares in connection with settlement with debt and warrant holders -		$529,000
Settlement agreement with debt and warrant holders accounted for as extinguishment and re issuance of debt:	-
Extinguishment of convertible note	-	(470,200)
Re issuance of convertible note	-	606,160

The accompanying notes are an integral part of these financial statements.

Virtual Crypto Technologies, Inc.

(formerly Emerald Medical Applications Corp.)

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

Note 1. The Company and Significant Accounting Policies.

Organizational Background:

Virtual Crypto Technologies, Inc., f/k/a Emerald Medical Applications Corp. (the “Company,” “we,” “us” or “our”), was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International, Inc. (“Zaxis”). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International, Inc. and the Company was reincorporated in Delaware under the name of Zaxis International, Inc. On December 30, 2014, Zaxis entered into an agreement with Emerald Medical Applications Ltd., a private limited liability company organized under the laws of the State of Israel (“Emerald Israel”).

On March 16, 2015, Zaxis and Emerald Israel executed the Share Exchange Agreement, which closed on July 14, 2015 (the “Share Exchange Agreement”) and Emerald Israel became the Company’s wholly-owned subsidiary. Emerald Israel was engaged in the business of developing Emerald Israel’s DermaCompare technology and the development, sale and service of imaging solutions utilizing its DermaCompare software for use in derma imaging and analytics for the detection of skin cancer.

During the fourth quarter of 2015, in connection with the Share Exchange Agreement, the Company changed its name to Emerald Medical Applications Corp. The Share Exchange Agreement was accounted for as a reverse recapitalization. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Emerald Israel. Reference is made to the disclosure under “Cessation of Former Operations” below.

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

Cessation of Former Operations

On January 29, 2018, the Company ceased the DermaCompare operations of its former subsidiary, Emerald Israel, and on May 2, 2018, the District Court of Lod, Israel issued a winding-up order for Emerald Israel and nominated an Israeli advocate (attorney) as a special executor for Emerald Israel. To the extent that the liquidation procedure yields proceeds in excess of Emerald Israel’s current obligations, the first $250,000 of such excess will be distributed to the previous stockholders of the Company’s preferred stock (see Note 3) and any excess thereafter, to the Company. However, based on the Company’s current best estimate, it is not anticipated that any such excess proceeds will be achieved. See Note 6. Discontinued Operations.

Going Concern

The Company has incurred significant operating losses and negative cash flows from operating activities in relation to its DermaCompare operations, since inception. While the Company raised approximately $2 million in the first nine months of 2018 to fund the operations of its New Subsidiary, the Company will require additional capital resources in order to support the commercialization of the New Subsidiary’s technology and operations and maintain its research and development activities related to the New Subsidiary’s technology. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the Company’s short and long-term requirements, or at all.

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

Basis of Presentation and Significant Accounting Policies:

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, the New Subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. The financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

Accounting Standard Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued Accounting Standard Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions.

Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 will be measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the goods has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share-based payment awards will be measured at the grant date.

With respect to awards with performance conditions, ASU 2018-07 concludes that, consistent with the accounting for employee share-based payment awards, an entity will consider the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions.

ASU 2018-07 also requires that the classification of equity classified nonemployee share-based payment awards will continue to be subject to the requirements of Topic 718 unless the award was modified after the goods has been delivered, the service has been rendered, any other conditions necessary to earn the right to benefit from the instruments have been satisfied, and the nonemployee is no longer providing goods or services. This eliminates the requirement to reassess classification of such awards upon vesting.

In addition, ASU 2018-07 includes certain Non-public Entity-Specific Amendments.

ASU 2018-07 is effective for Public entities in annual periods beginning after 15 December 2018, and interim periods within those years (first quarter of 2019 for the Company). Early adoption is permitted, including in an interim period, but not before an entity adopts the new revenue guidance (which was adopted by the Company in its interim financial statements for 2018).

An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date.

The Company is evaluating the impact of ASU 2018-07 on its financial statements.

Note 2. Deferred Revenues.

On January 24, 2018, the Company’s New Subsidiary entered into a binding term sheet (the “Chiron Term Sheet”) with Chiron Refineries Ltd. (“Chiron”), a public company listed on the Tel-Aviv Stock Exchange (TASE: CHR). Pursuant to the Chiron Term Sheet, (i) Virtual Crypto Israel, the New Subsidiary, shall appoint a wholly-owned subsidiary of Chiron, under the laws of the Turkish Republic of Northern Cyprus, as the exclusive distributor of Virtual Crypto Israel’s Products in the territory of the Republic of Turkey, including the territory of Turkish Republic of Northern Cyprus (the “Territory”); and (ii) such distributor shall have the right to appoint sub-distributors within the Territory. The appointment of the Chiron subsidiary as distributor is subject to the payment by the distributor of $250,000 to the Company as an appointment fee, of which $150,000 shall be deemed an advance payment by the distributor made on account of future purchases of our Products.

During the nine -month period ended September 30, 2018, the Company received $100,000 as an appointment fee, which has been recorded as deferred revenues on the balance sheet. $50,000 was received in cash and $50,000 was received in the form of 380,143 shares of Chiron (the “Chiron Shares”). The value of the Chiron Shares at the date of issuance was $50,000 and was recorded as short-term investments in the condensed consolidated balance sheet. Any changes in fair value are recoded to finance expenses in the condensed consolidated statements of operations and comprehensive loss.

Note 3. Notes Payable.

Notes payable and accrued interest as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017

Principle	$898,594	$920,484
Discount	(214,677)	-
Accrued interest		71,162
Total	683,917	991,646

Issuances of convertibles notes during the nine months of 2018

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

Transfer and change of ownership of convertible notes during the nine months ended September 30, 2018

On January 24, 2018, Alpha Anstalt Capital (“Alpha”), Chi Squared Capital (“Chi”), Firstfire Global Opportunities Fund LTC, Goldmed Ltd, IlanMalca and Maz Partners, former holders of the Company’s convertible notes, sold their convertible notes previously issued by the Company in the aggregate amount of $958,611 (the “January 2018 Convertible Notes”) to certain new third-party accredited investors (the “New Investors”) and, in connection therewith, the Company and the New Investors agreed to: (i) amend the conversion price of the January 2018 Convertible Notes from $0.014 to $0.01; (ii) cancel the Class A warrants and Class B warrants issued together with the January 2018 Convertible Notes (see Note 4. Stockholders’ Equity for accounting treatment of the cancelled warrants); (iii) amend the interest rate from 8% to 1% per annum under the January 2018 Convertible Notes; (iv) extend the repayment/maturity date on the January 2018 Convertible Notes to January 23, 2019; and (iv) cancel the options granted to Alpha and Chi in July 2016 (the “Alpha-Chi Options”).

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

Non-convertible note

On July 8, 2014, the Company issued a convertible note to Axel Springer Plug & Play Accelerator GmbH in the amount of $29,719. Accrued interest as December 31, 2017 amounted to $3,316. Pursuant to terms of the original agreement, as of September 30, 2018 and December 31, 2017, the convertible note is no longer convertible.

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

Changes in Shares of Preferred Stock During the Nine Months Ended September 30, 2018

On January 4, 2018, the Company and Emerald Israel entered into an agreement with Alpha Capital Ansalt and Chi Squared Inc. (collectively, the “Preferred Shareholders”), pursuant to which the Preferred Shareholders agreed to cancel their shares of Series A Preferred Convertible Stock in return for the receipt of up to $250,000 of proceeds from the liquidation of Emerald Israel, to the extent that such liquidation yields net positive proceeds (“Excess Net Assets”), as discussed under “Cessation of Former Operations” above. As such, as of September 30, 2018, there were no shares of Series A Preferred Convertible Stock outstanding. Management’s best estimate of the potential value of the Excess Net Assets at the date of the cancellation of the shares of Series A Preferred Convertible Stock was $150,000 and therefore, the Company recorded a charge to Additional Paid-in Capital in the Statement of Changes in Stockholders’ Deficit with a corresponding credit to liabilities. Management’s best estimate of the potential value of the Excess Net Assets as of September 30, 2018, was nil. Accordingly, the Company recorded a finance income of $150,000 in its Condensed Consolidated Statements of Operations and Comprehensive Loss a result of the reversal of the relating liability.

Issuances of Shares of Common Stock During the Nine Months ended September 30, 2018

Between January 2018 and April 2018, the Company received the aggregate amount of $1,940,950 in subscription proceeds from certain “accredited investors” in consideration for the issuance of 27,697,855 units (the “Units”) at an offering price of $0.07 per Unit (the “$0.07 Unit Offering”), each consisting of: (i) one (1) share of the Company’s common stock (the “Shares”); (ii) one (1) common stock purchase warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.14 per Share (the “Class F Warrants”); and (iii) one (1) common stock purchase warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.28 per Share (the “Class G Warrants”).

On February 8, 2018, the Company issued 571,429 units to two accredited investors in consideration for subscription proceeds of $80,000 which proceeds were received in August 2017 (the “August 2017 Unit Financing”). Each Unit in the August 2017 Unit Financing consisted of: (i) one (i) Share; (ii) one (1) Class A Warrant exercisable for a period of twelve months to purchase one (1) additional Share at a price of $0.14 per Share; and (iii) one (1) Class B Warrant exercisable for a period of twenty-four months to purchase one (1) additional Share at a price of $0.14 per Share.

The offer and sale of the above-referenced Units, without registration under the Securities Act of 1933, as amended (the “Act”), was made in reliance upon the exemption provided by Section 4(2) of the Act and/or Regulation S and/or Regulation D promulgated by the SEC under the Act.

On March 12, 2018, the Company issued a total of 3,629,999 restricted Shares to certain consultants, who were accredited investors, in connection with services rendered during the first quarter of 2018, which Shares were valued at $892,300, based on the closing Share price on the day prior to the issuance date. The above-mentioned amount was recorded as a charge to the Company’s Statement of Comprehensive Loss, with a corresponding credit to Additional Paid in Capital in the Company’s Condensed Consolidated Statement of Changes in Stockholders’ Deficit.

On March 20, 2018, the Company issued a total of 62,500 restricted Shares in consideration for the exercise of a stock option at an exercise price of $0.01 per Share, which options were granted in connection with services rendered in October 2016. The Company recorded the proceeds on the exercise of the stock option in Additional Paid-in Capital in its Condensed Consolidated Statement of Changes in Stockholders’ Deficit.

On April 20, 2018, the Company issued a total of 700,000 restricted Shares to certain consultants, who were accredited investors, in connection with services rendered during the second quarter of 2018, which Shares were valued at $112,000, based on the closing share price on the day prior to each of the issuances. The above-mentioned amount was recorded as a charge to the Company’s Statement of Comprehensive Loss, with a corresponding credit to Additional Paid in Capital in the Company’s Statement of Changes in Stockholders’ Equity.

The issuance of the above-referenced Shares to consultants, without registration under the Act was made in reliance upon the exemption provided by Section 4(2) of the Act and/or Regulation S and/or Regulation D promulgated by the SEC under the Act.

As described in Note 3. Notes Payable, the Company issued a total of 8,521,800 Shares in connection with the conversion on January 23, 2018 of $3,000 of a Note and in connection with the conversion on January 24, 2018 of $73,000 and $9,218 of the January 2018 Convertible Notes.

Warrants

As described in Note 3. Notes Payable, the Company’s 6,334,626 Class A Warrants and 5,400,478 Class B Warrants were cancelled during the first quarter of 2018, in connection with the change in terms of the convertible notes as discussed under “Transfer and change of ownership of convertible notes during the nine months ended September 30, 2018” above.

As described above in this Note 4. Stockholders’ Equity, the Company issued 27,697,855 Class F and 27,697,855, Class G Warrants in connection with the $0.07 Unit Offering.

On January 26, 2018, the Company signed a two-year consulting agreement with Maz Partners, pursuant to which it will to provide investment and corporate finance advice to the Company in consideration for 200,000 Class H Warrants. Each Class H Warrant is exercisable through January 2020 to purchase one (1) Share at an exercise price of $0.14 per Share. The fair value of the Class H Warrants at the issuance date was $39,845 and was charged to General and administration expenses in the Statement of Comprehensive Loss with a corresponding credit to Additional Paid-in Capital in the Statement of Changes in Stockholders’ Deficit.

As described above in this Note 4. Stockholders’ Equity, on February 8, 2018, the Company issued 571,429 Class B warrants and 571,429 Class B warrants in respect of the August 2017 Financing.

The following table summarizes information of outstanding warrants issued to investors and consultants in exchange for their services as of September 30, 2018:

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

Employee Stock Options

A summary of the Company’s activity related to issuances of options to the Company’s employees, executives, directors and consultants and related information for the nine months ended September 30, 2018 and the fiscal year ended December 31, 2017 is as follows:

	For the nine-month period ended September 30, 2018			For the year ended December 31, 2017
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$		$	$
Outstanding at beginning of year	62,500	0.01		4,193,397	0.11
Granted
Exercised	(62,500)	0.01		-	-
Cancelled	-	-		(4,130,397)	(0.11)

Outstanding at the end of period	-	-		62,500	0.01
Vested and expected-to-vest at end of period	-	-	-	62,500	0.01	-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares of common stock on September 30, 2018 and December 31, 2017, respectively, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of September 30, 2018, and December 31, 2017, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding as of		Weighted average remaining contractual life – years as of		Stock options exercisable as of
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017

0.01	-	62,500	-	8.25	-	62,500
0.01	-	62,500	-	8.25	-	62,500

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 was nil for each of the three- and nine -month periods ended September 30, 2018 (and for three- and nine -month periods ended September 30, 2017, was $58,650 and $117,301, respectively).

Note 5. Related Party Transactions.

Other than transactions and balances related to cash and share based compensation to the Company’s officers and directors, the issuances of convertible debt and warrants to Alpha Capital Ansalt and as otherwise set forth herein, the Company did not have any transactions and balances with related parties and executive officers during the nine months ended September 30, 2018 and 2017.

Note 6. Discontinued Operations.

On January 29, 2018, the Company ceased the DermaCompare operations of its former subsidiary, Emerald Israel, and on May 2, 2018, the District Court of Lod, Israel (the “District Court”) issued a winding-up order for Emerald Israel and nominated an Israeli advocate (attorney) as a special executor to Emerald Israel. To the extent that the liquidation procedure yield proceeds in excess of Emerald Israel’s current obligations, the first $250,000 will be distributed to the previous shareholders of the Company’s preferred stock (see Note 3. Notes Payable) and any excess thereafter, to the Company. However, based on the Company’s current best estimate, it is not anticipated that such excess proceeds will be achieved.

As such, financial results of Emerald Israel are presented as net loss from discontinued operations on the Consolidated Statements of Comprehensive Loss for the three and nine-month periods ended September 30, 2018 and 2017; and assets and liabilities of Emerald Israel to be disposed of are presented as Assets held for sale and Liabilities held for sale on the Consolidated Balance Sheet as of September 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of September 30, 2018 and 2017, and the related statements of operations and comprehensive loss, statement of changes in stockholders’ deficit and statements of cash flows for the three and nine month periods then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of the Company’s plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. These factors include those contained in section captioned “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2018 (the “Annual Report”). The Company’s actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

The appointment of such distributor is subject to the payment by the distributor to Virtual Crypto Israel of an appointment fee of $250,000, of which $150,000 shall be deemed an advance payment by the Distributor, made on account of future purchases of the Company’s Products and related services.

As a result of the foregoing, the Company’s results of operations discussed below for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017 are not comparable and should not be relied upon in evaluating or understanding the Company or its results of operations for the fiscal year ending December 31, 2018. Reference is made to the disclosure under “Note 11. Subsequent Events” of the Company’s financial statements filed as part of the Annual Report.

Results of operations during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017

Our research and development expenses were $107,971 for the three months ended September 30, 2018, as compared to nil during the same period in the prior year. The increase was due to research and development expenses incurred as a result of the development for our virtual crypto products.

Our general and administrative expenses increased to $175,735 for the three months ended September 30, 2018, as compared to $30,885 during the same period in the prior year.

Interest expense increased to $259,866 for the three months ended September 30, 2018, as compared to $75,000 income during the same period in the prior year. The expense in 2018 was primarily as a result of the changes in the terms of the convertible loans that took place in 2018. In 2017, The income was due to a recalculation of the penalties and liquidation damages calculated in the Settlement Agreement between the Company that Alpha and Chi Squared.

Results of operations during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017

Our research and development expenses were $738,936 for the nine months ended September 30, 2018, as compared to nil during the same period in the prior year. The increase was due to research and development expenses incurred as a result of the development for our virtual crypto products.

Our general and administrative expenses increased to $1,596,533 for the nine months ended September 30, 2018, as compared to $583,911 during the same period in the prior year. The significant increase was due to non-cash consulting expenses paid via the issuances of the Company’s common stock and warrants to certain consultants who assisted in the establishment of our new business operations.

Interest expense increased to $22,249,708 for the nine months ended September 30, 2018, as compared $240,354 during the same period in the prior year. The significant increase during the period in 2018 was primarily as a result of the changes of the terms of certain convertible notes that occurred during the nine months ended September 30, 2018.

Issuance of equity during the nine-month period ended September 31, 2018

During the first quarter of 2018, the Company received the aggregate amount of $1,940,950 from certain “accredited investors” in consideration for the issuance of 27,697,855 of the Company’s units at an offering price of $0.07 per Unit, defined as the “$0.07 Unit Offering” discussed above, each consisting of: (i) one Share; (ii) one Class F Warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.14 per Share; and (iii) one Class G Warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.28 per Share. The offer and sale of these Units, without registration under the Securities Act of 1933, as amended (the “Act”), was made in reliance upon the exemption provided by Section 4(2) of the Act and/or Regulation S and Regulation D promulgated thereunder.

On February 8, 2018, in connection with the August 2017 Unit Offering discussed above, the Company issued 571,429 units of the Company’s securities to two accredited investors for consideration of $80,000 which was received in August 2017. Each Unit in the August 2017 Unit financing consisted of: (i) one Share; (ii) one Class A Warrant exercisable for twelve months to purchase one additional Share at a price of $0.14 per Share; and (iii) one Class B Warrant exercisable for twenty-four months to purchase one additional Share at a price of $0.14 per Share.

On March 12, 2018, the Company issued a total of 3,629,999 restricted Shares to certain consultants in consideration for services rendered during the first quarter of 2018, which Shares were valued at $892,300, based on the closing share price on the day prior to the date of issuance. The above-mentioned amount was recorded as a charge to the Company’s Statement of Comprehensive Loss, with a corresponding credit to Additional Paid in Capital in the Company’s Statement of Changes in Stockholders’ Equity.

On March 20, 2018, the Company issued a total of 62,500 restricted Shares pursuant to the exercise of a stock option at an exercise price of $0.01 per Share, which option was granted in connection of certain services rendered in October 2016.

In March 2018, the Company issued a total of 921,800 Shares in connection with the conversion of $9,218 of the January 2018 Convertible Notes.

On April 20, 2018, the Company issued a total of 700,000 restricted Shares to certain consultants in connection with services rendered during the second quarter of 2018, which Shares were valued at $112,000, based on the closing share price on the day prior to the date of issuance. The above-mentioned amount was recorded as a charge to the Company’s Statements of Operations and Comprehensive Loss, with a corresponding credit to Additional Paid in Capital in the Company’s Statement of Changes in Stockholders’ Deficit.

Issuance of new convertible notes during the nine -month period ended September 30, 2018

From January 16, 2018 through January 23, 2018, the Company received an aggregate amount of $100,000 as consideration for the issuance of the Company’s January 2018 Convertible Notes discussed above, with an aggregate principal amount of $100,000. The January 2018 Convertible Notes: (i) bear interest at the rate of 1% per annum; (ii) have a conversion price of $0.01 per Share; and (iii) are due on January 15, 2019. To date, $3,000 of the January 2018 Convertible Notes was converted at a conversion price of $0.01 per share into 300,000 Shares.

Liquidity and Capital Resources

As of September 30, 2018, we had current assets of $834,354, consisting of cash of $724,107, other receivables of $68,114 and short term investment of $42,133. We also have $1,406,224 in current liabilities consisting of $34,866 in accounts payable and accrued liabilities, $100,000 of deferred revenues, $101,396 employee payable, short-term portion of convertible notes of $683,917 and liabilities held of sale in respect of our discontinued operations of $486,045. As of December 31, 2017, we had current assets of $15,181 consisting of $2,959 in cash and other receivables of $12,222. As of December 31, 2017, we had fixed assets, net of $14,290, $1,011,941 in current liabilities consisting of $445,653 in accounts payable and accrued liabilities, $82,331 in accounts payable to related party, $98,476 employee payable, $67,846 in accrued interest, and short-term portion of convertible notes of $317,635.

We had negative working capital of $571,870 as of September 30, 2018, as compared to negative working capital of $996,760 at December 31, 2017. Our total liabilities as of September 30, 2018 were $1,406,224, as compared to $1,618,106 at December 31, 2017.

During the period ended September 30, 2018, we had negative cash flow from continuing operations of $1,319,865, which was the result of a net loss of $24,585,177, depreciation expense of $14,290, increase in accrued interest and amortization of discount on convertible notes of $769,134, increase in provision for settlements of convertible loan of $21,472,897, $1,044,144 worth of shares and warrants issued for services, $50,000 in proceeds from deferred revenues, and loss from short term investment of $7,867, offset by decrease in working capital of $93,020.

During the nine months ended September 30, 2018, we had no cash flow effect from investing activities.

During the period ended September 30, 2018, we had positive cash flow from financing activities of $2,041,013, which was the result of proceeds of $1,940,950 received from sale of common stock and related warrants (net of issuance expenses), $100,000 received from the issuance of short-term convertible notes, and $63 from the exercise of options. Based on the receipt of these funds, we believe we have adequate capital to operate pursuant to our business plan through June 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures required by Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of September 30, 2018 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses. As of such date, the Company had neither the resources, nor the personnel, to provide an adequate control environment.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed above, in December 2017, a liquidation request was filed with the District Court by a group of former employees of Emerald Israel, under the assertion of delay of pay and insolvency. On December 20, 2017, at a hearing before the District Court, it was ordered that Emerald Israel shall settle its pension debts to the former employees under applicable Israeli law within 21 days and settle its other debts to them in 60 days, the failure of which would result in a winding-up order (the equivalent of a liquidation) being potentially issued. Based on the collaboration of Emerald Israel and its former employees and the fact that the Company was in negotiation with third-parties for the infusion of equity capital and has started negotiating the sale of certain assets, the Company’s legal advisors believe that the liquidation claim will be dismissed by the District Court. The amounts being claimed by the former employees were less than $96,000 and are included in current liabilities at September 30, 2018.

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

On April 24, 2018, Emerald Israel reported to the District Court regarding the failure in contracting a buyer for its DermaCompare technology at fair market price and therefore that Emerald Israel was no longer opposed to the requested Liquidation Warrant. On May 1, 2018, the Official Receiver submitted its response to the District Court, stating that according to such announcement of Emerald Israel, it did not oppose the requested Liquidation Warrant either. Based on both the Company’s and the Official Receiver’s position, on May 2, 2018, the District Court issued a Winding-up Order and temporarily nominated Adv. Hanit Nov (attorney) as a Special Executor to Emerald Israel.

ITEM 1A. RISK FACTORS

See risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2018, the Company issued a total of 700,000 restricted Shares to certain consultants in connection with services rendered during the second quarter of 2018, which Shares were valued at $112,000, based on the closing share price on the day prior to the issuance. The above-mentioned amount was recorded as a charge to the Company’s Statements of Operations and Comprehensive Loss, with a corresponding credit to Additional Paid in Capital in the Company’s Statement of Changes in Stockholders’ Deficit.

The offer and sale of the Company’s Shares to the consultants referenced above, without registration under the Act, was made in reliance upon the exemption provided under Section 4(2) of the Act and/or Regulation S and/or Regulation D promulgated thereunder.

Reference is also made to the disclosure in “Item 2. Management’s Discussion and Analysis and Results of Operations” under the subcaption “Issuance of equity during the nine-month period ended September 31, 2018” above.

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

VIRTUAL CRYPTO TECHNOLOGIES, INC.

	By:	/s/ Alon Dayan
	Name:	Alon Dayan
	Title:	Chief Executive Officer
Date: November 13, 2018		(Principal Executive Officer)

	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
Date: November 13, 2018		(Principal Financial Officer and Principal Accounting Officer)

