Form 10-K
period 2018-12-31
Virtual Crypto Technologies, Inc.
filed 2019-03-29
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission file number 0-15746

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On June 30, 2018, the aggregate market value of the 13,605,672 shares of common stock held by non-affiliates of the registrant was approximately $2,027,245 based on the closing price of $0.149 of the Registrant’s common stock on June 29, 2018, the last trading day in June 2018. On March 28, 2019, the Registrant had 110,749,643 shares of common stock outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview and background

On January 17, 2018, Virtual Crypto Technologies, Inc., f/k/a Emerald Medical Technologies, Inc. (the “Registrant” or “Company”) formed Virtual Crypto Technologies Ltd as a new wholly-owned subsidiary under the laws of the State of Israel (“Virtual Crypto Israel”) and appointed Mr. Alon Dayan, who has served as the Registrant’s Chief Executive Officer since June 30, 2018 and has been a member of the Company’s Board of Directors since March 14, 2018, as CEO of Virtual Crypto Israel. Virtual Crypto Israel was formed to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices (the “Products”).

On January 29, 2018, pursuant to resolution of the Registrant’s Board of Directors, the Registrant transferred the management shares of the Registrant’s former Israeli subsidiary, Emerald Medical Applications Ltd. (“Emerald IL”) to Attorney Eviatar Knoller, Esq., with offices in Tel Aviv-Jaffa, Israel, as trustee (the “Trustee”) for the purpose of enabling the Trustee to liquidate the management shares and/or the assets of Emerald IL to satisfy its debts.

The Company filed a Current Report on Form 8-K on January 24, 2018, with the United States Securities and Exchange Commission (the “SEC”), reporting that Virtual Crypto Israel had entered into a binding term sheet (the “Chiron Term Sheet”) with Chiron Refineries Ltd. (“Chiron”), a public company listed on the Tel-Aviv Stock Exchange (TASE: CHR). Pursuant to the Chiron Term Sheet: (i) Virtual Crypto Israel agreed to appoint a wholly-owned subsidiary of Chiron, to be organized under the laws of the Turkish Republic of Northern Cyprus (the “Distributor”), as the exclusive distributor of Virtual Crypto Israel’s Products in Turkey, including the territory of Turkish Republic of Northern Cyprus (collectively, the “Territory”); and (ii) the Distributor shall have the right to appoint sub-distributors within the Territory. The appointment of the Distributor was subject to the payment by the distributor to Virtual Crypto Israel of $250,000 as an appointment fee, of which $150,000 was to be deemed an advance payment by the distributor made on account of future purchases of the Company’s Products.

The Company further granted the Distributor an option, exercisable by the Distributor within 12 months from the date on which the ATM Product, including the related software and hardware, was fully tested and ready for installation and operation, to be appointed as an exclusive distributor of the Products for the Federal Republic of Nigeria. If the option was exercised, the Distributor was required to pay Virtual Crypto Israel an appointment fee not more than $250,000. In November 2018, Chiron reported that it had encountered financial difficulties and as such the Company will no longer pursue the transactions contemplated by the Chiron Term Sheet.

To date, $100,000 was paid by the Distributor to Virtual Crypto Israel, which has been recognized as revenues for the year ended December 31, 2018.

The Registrant filed a Definitive Information Statement on February 12, 2018 to change its name from Emerald Medical Applications Corp. to Virtual Crypto Technologies, Inc. to reflect its new operations and business focus and, effective on March 7, 2018, FINRA approved the Registrant’s name change and its trading symbol was changed from MRLA to VRCP on the OTCQB.

The disclosure in this annual report relates to our business activities during the fiscal year ended December 31, 2018. Additional disclosure has been included in this annual report related to recent developments and subsequent events that occurred after the fiscal year ended December 31, 2018. Reference is made to the disclosure in Note 10-Subsequent Events, to the Notes to Consolidated financial Statements.

During the period commencing January 16, 2018 through March 23, 2018, the Registrant raised $1.9 million in equity capital (the “Equity Raise”) through the offering of units (the “Unit Offering”) at a price of $0.07 per Unit, each Unit consisting of: (i) one (1) share of the Company’s common stock (the “Shares”); (ii) one (1) common stock purchase warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.14 per Share (the “Class F Warrants”); and (iii) one (1) common stock purchase warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.28 per Share (the “Class G Warrants”).The proceeds of the Equity Raise are being utilized by the Registrant to fund the operations of Virtual Crypto Israel including, but not limited to the costs associated with the development of the Products. Reference is made to the disclosure under Item 5. “Market For Registrant’s Common Stock, Related Stockholder Matters And Issuer Purchase Of Equity” and under the subcaption “Sale of Unregistered Securities in 2018” with respect to the Equity Raise from the sale of units in 2018.

The Unit Offering was made by the Registrant: (i) principally pursuant to the exemption provided by Regulation S promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Act”); and (ii) to a lesser extent pursuant to Regulation D promulgated by the SEC under the Act; and (iii) and only to “accredited investors” as that term is defined in Rule 501 of Regulation D promulgated by the SEC under the Act. With respect to the Unit Offering made pursuant to Regulation S, the Units were offered in offshore transactions to persons who are not “U.S. Persons” as that term is defined in Rule 902 of Regulation S promulgated by the SEC under the Act.

Recent Developments

Share Exchange Agreement

The operations of Virtual Crypto Israel only generated revenues of $100,000 during the year end December 31, 2018 from one customer, Chiron, who has encountered financial difficulties. During 2018, we spent $790,413 in order to develop our systems in an industry that has experienced significant difficulties over the last 18 months. We believe that this has led to a decrease in the anticipated demand for Virtual Crypto Israel’s products and services. Therefore, on February 7, 2019, we filed a Form 8-K reporting that the Registrant entered into a share exchange agreement (the “Share Exchange Agreement”) with Algomizer Ltd., an Israeli Corporation (“Algomizer”), pursuant to which Algomizer will assign, transfer and deliver its 99.83% holdings in Viewbix Ltd., an Israeli corporation, to us in exchange for shares of restricted common stock of representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis on the closing date, excluding certain warrants to purchase shares of common stock, which will expire in 2020 and with an exercise price representing a valuation equal to $30,000,000 (“Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the U.S by Viewbix Ltd., or (b) the launch of an interactive television product to an American consumer in the U.S., Viewbix Ltd., we will issue Algomizer additional shares of restricted common stock of the Company representing 5% of the Fully Diluted Share Capital.

Furthermore, on the closing date, we will issue Algomizer: (i) warrants to purchase shares of restricted common stock with an exercise price representing a valuation for the Company of $15,000,000 on Fully Diluted Share Capital basis, which will represent 10% of the Fully Diluted Share Capital immediately following the closing, which warrants will be exercisable for a period of ten years, and (ii) warrants to purchase shares of restricted common stock with an exercise price representing a valuation for the Company of $25,000,000 on Fully Diluted Share Capital basis, which will represent 10% of the Fully Diluted Share Capital immediately following the closing, which latter warrants will be exercisable for a period of ten years.

The closing of the Share Exchange Agreement is conditioned upon us filing an amendment to our certificate of incorporation to change the Company’s name to ViewBix Inc., effecting a reverse split of our shares of common stock at a ratio of 1:15, which we intend to effect whether or not the transactions under the Share Exchange Agreement will consummate, conversion of our outstanding convertible notes into shares of restricted common stock and Algomizer obtaining a tax pre-ruling from the Israeli Tax Authority relating to the Share Exchange Agreement.

ViewBix Ltd., through its ViewBix Studio, provides its clients with a video engagement platform designed to add enhanced branding and interactive elements – from call-to-action buttons to email captures – to digital videos. ViewBix Studio is simple, intuitive and requires no coding experience, thereby enabling clients to enhance videos and publish them across any platform, for any device in just minutes. Videos enhanced by Viewbix are compatible with existing ad serving, measurement and analytics platforms and easily work within existing agency or client processes for launching advertising campaigns. Beyond adding interactions to video, Viewbix uses second-by-second measurement of engagements to uncover contextual insights as to what, when and how users are engaging or responding to brand messaging.

Reverse Stock Split

On February 26, 2019, stockholders holding a majority of our outstanding shares of common stock approved an amendment to our certificate of incorporation in order to affect a reverse stock split of the of our common stock on a 1-for-15 basis. We intend to effect such reverse stock split once all approvals for such actions are obtained.

Pursuant to the Reverse stock split, each fifteen (15) shares of our common stock will be automatically converted, without any further action by our stockholders, into one share of common stock. No fractional shares will be issued as the result of the reverse stock split. Instead, each stockholder will be entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the reverse stock split.

ITEM 1A. RISK FACTORS

The shares of our Common Stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose their entire amount invested in the Common Stock. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any shares of Common Stocks. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of your investment. You should carefully consider the risks described below and the other information in this Prospectus before investing in our Common Stock. Prospective investors should also carefully consider the fact that several of the risk factors related to our former business are no longer applicable and that there are new risk factors applicable to our new business operations.

Risks Associated with Our Business

Our former DermaCompare operation never achieved market acceptance nor were any revenues ever generated. The failure of such acceptance caused us to cease our DermaCompare operation and divest our DermaCompare subsidiary in January 2018.

Our revenues were expected to come from the sale of the DermaCompare product. As a result, we continued to incur operating losses until our new management and Board of Directors determined to divest the DermaCompare subsidiary. We are now dependent upon our ability to successfully manufacture, via third-party agreements, to develop and market our planned Products implementing software and hardware facilitating, allowing and supporting the purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices (collectively, our “Products”)

We only commenced operations in March 2018, following the equity raise, in the business of developing and marketing software and hardware products facilitating, for the purpose of allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices and, as a result, have no history of operations in such business.

On January 17, 2018, we organized Virtual Crypto Israel as a new, wholly-owned Israeli subsidiary to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices (the “Products”). To date, these efforts have not produced any significant revenues from our new business activities and we have virtually no history of operations in developing and marketing the Products.

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

We have an evolving business model.

As blockchain technologies and cryptocurrencies become more widely available and utilized in early 2018, we expected the services and products associated with them to evolve and, as a result, our Products would have to continue to evolve. Very recently, the Securities and Exchange Commission (the “SEC”) issued a Report that promoters that use initial coin offerings or token sales to raise capital may be engaged in the offer and sale of securities in violation of the Securities Act of 1933, as amended (the “Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). While we are not involved, nor will we engage in the business of initial coin offerings or token sales, any adverse impact on the cryptocurrency industry that may occur as a result of the recent SEC Report or other potential regulatory actions may adversely impact our ability to successfully market our Products. From time to time we may modify aspects of our business model rand our Products and there can be no assurance that these or any other modifications will be successful or will not result in harm to the business. We will continue, however, to try and develop Products with in anticipation of any positive change or improvement in the regulatory environments for blockchain technologies and cryptocurrencies, of which there can be no assurance. Notwithstanding the foregoing, we fully intend to maintain the existence and operations of Virtual Crypto Israel and at December 31, 2018, we had approximately $500,000 in cash available for our Virtual Crypto Israel operations

Our management team has limited experience in the field of manufacturing and marketing our new Products, which are still in development, to support the cryptocurrency market.

The Registrant’s management only determined in or about January 2018 to shift our primary corporate focus towards the manufacture and sale of software and hardware Products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices. Our management and that of Virtual Crypto Israel has relatively limited experience in supporting purchase and/or sale of cryptocurrencies and the blockchain technology industry generally. While we intend to expand our management team and staff as market conditions justify with individuals with more experience in this industry and will closely scrutinize any individuals we engage, we cannot assure you that well-qualified individuals will be available to us or that our assessment of individuals we retain will prove to be correct, if and when we determine to engage new personnel, of which there can be no assurance. These individuals may be unfamiliar with the requirements of being involved in a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

The further development and acceptance of cryptocurrency trading, of which there can be no assurance, represents a new and rapidly changing industry.

If an when the market conditions and regulatory environment for our Products improve, of which there can be no assurance, we will be dependent upon our ability to manufacture and market our Products in a timely manner if we hope to succeed in serving this new and developing industry. We will be subject to a variety of factors that are difficult to evaluate. Further slowing or stopping of the development or acceptance of cryptocurrencies and our ability to manufacture Products in a timely manner and within the limits of our capital resources may adversely affect an investment in our common stock.

The use of our Products to purchase and sell cryptocurrencies to, among other things, buy and sell goods and services and/or the acquisition of cryptocurrencies as an investment, is part of a new and evolving industry that has confronted certain adverse regulatory pressure, particularly from the SEC. There can be no assurance that our Products will be accepted by this new and likely demanding market that employs the use of a computer-generated mathematical and/or cryptographic protocol. The growth of this industry, in general, is subject to a high degree of uncertainty. The factors affecting the further development of this industry, include, but are not limited to:

●	continued worldwide growth in the adoption and use of cryptocurrencies and the acceptance of our Products;
●	changes in consumer demographics and public tastes and preferences that can limit demand for our Products, compounded by continuing regulatory uncertainty;
●	the maintenance and development of hardware and software for our Products;
●	the availability and popularity of other forms or methods of buying and selling cryptocurrencies;
●	general economic conditions and the regulatory environment relating to cryptocurrencies; and
●	negative consumer perception of cryptocurrencies specifically and cryptocurrencies generally.

A decline in the popularity or acceptance of cryptocurrencies caused by regulatory uncertainty, among other reasons, would harm our ability to market our Products and, as a result, could adversely impact our ability to generate revenues and profits, if any.

Currently, there is relatively small use of cryptocurrencies in the retail and commercial marketplace in comparison to relatively large use by speculators; as a result, we expect that the market for our Products may develop slowly, if at all.

Cryptocurrencies have only recently become accepted as a means of payment for goods and services by certain major retail and commercial outlets and use of cryptocurrencies by consumers to pay such retail and commercial outlets remains limited. As a result, the demand for our Products may be expected to develop slowly, if at all. As a result, we reasonably anticipate that we will not generate positive cash flow from operations for the foreseeable and there can be no assurance that we will ever generate profits.

If we do not keep pace with technological changes, our Products, if and when developed, may not become competitive and/or our competitors may develop and market similar products that receive greater market acceptance.

The market for blockchain technology is characterized by rapid technological change, frequent product and service innovation and evolving industry standards. As a result, our Products must be able to keep pace with this rapidly developing and competitive marketplace and at the same time deal with continuing regulatory uncertainty. There can be no assurance that we will be able to manufacture our Products successfully or, if we can manufacture Products that achieve market acceptance, that we will be able to fulfill demand if such demand exceeds our production capabilities. In fact, there can be no assurance that demand for our Products will ever develop. We expect that we will be dependent on third party manufacturers for the foreseeable future but at present have no firm arrangements for the manufacture of our Products. If we are unable to provide enhancements and new features for our Products and any future product offerings that achieve market acceptance or that keep pace with these technological developments, our business could be adversely affected.

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

We generated revenues of $100,000 for the year ended December 31, 2018, all of which came from one customer with whom we are no longer doing business, and no revenues for the ended December 31, 2017.

Notwithstanding our capital raise from the sale of our equity securities primarily during the period from January 2018 through March 2018, following the formation of Virtual Crypto Israel, there can be no assurance that we will have adequate capital resources or be able to continue to raise equity and/or debt capital to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

We may need to increase the size of our organization and may experience difficulties in managing growth, if any.

At present, we are a small company. If and when the regulatory market permits and the market for blockchain and crypto-currencies stabilize, of which there can be no assurance, we expect to experience a period of expansion in infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

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

We may be unable to integrate ViewBix Ltd.’s business and technology successfully or achieve the expected benefits of such acquisition.

As part of our business strategy, on February 7, 2019, we entered into a Share Exchange Agreement with Algomizer Ltd., an Israeli corporation, pursuant to which Algomizer will assign, transfer and deliver its 99.83% holdings in Viewbix Ltd., an Israeli corporation, to us in exchange for shares of restricted common stock as further detailed in “Item 1. Description of Business” above. The Share Exchange Agreement is subject to certain closing conditions including us filing an amendment to our certificate of incorporation to change the Company’s name to ViewBix Inc., effecting a reverse split of our shares of common stock at a ratio of 1:15, conversion of our outstanding convertible notes into shares of restricted common stock and Algomizer obtaining a tax pre-ruling from the Israeli Tax Authority relating to the Share Exchange Agreement. If these conditions are not satisfied or waived, the acquisition will not be consummated. There can be no assurance that we will complete the acquisition on the time frame that we anticipate or under the terms set forth in the Share Exchange Agreement, or at all. Failure to complete the acquisition of ViewBix Ltd. or any delays in completing the acquisition could have an adverse impact on our future business and operations. In addition, we will have incurred significant acquisition-related expenses without realizing the expected benefits.

In addition, even if the acquisition of ViewBix Ltd. under the Share Exchange Agreement is consummated, we may encounter difficulties integrating the business, technology, products, personnel or operations of ViewBix Ltd., particularly if the key personnel of ViewBix Ltd. choose not to work for us or we have difficulty retaining the customers or partners of ViewBix Ltd. due to changes in management or otherwise. Moreover, the anticipated benefits of the acquisition of ViewBix Ltd. may not be realized or we may be exposed to unknown liabilities.

Risks Related to Our Common Stock

Shares issuable upon the conversion of warrants may substantially increase the number of Shares available for sale in the public market and depress the price of our stock.

As of December 31, 2018, we had outstanding: (i) Class F Warrants exercisable to purchase 27,697,855 Shares, at an exercise price of $0.28 per Share.; (ii) Class G Warrants exercisable to purchase 27,697,855 Shares, at an exercise price of $0.14 per Share; (iii) Class H Warrants exercisable to purchase 1,321,429 Shares, at an exercise price of $0.14 per Share; and (iv) Class I Warrants exercisable to purchase 571,429 Shares, at an exercise price of $0.14 per Share .

In addition, upon the closing of the Share Exchange Agreement, of which there can be no assurance, we will issue to Algomizer: (i) warrants to purchase shares of restricted common stock with an exercise price representing a valuation for the Company of $15,000,000 on Fully Diluted Share Capital basis, which will represent 10% of the Fully Diluted Share Capital immediately following the closing, which warrants will be exercisable for a period of ten years, and (ii) warrants to purchase shares of restricted common stock with an exercise price representing a valuation for the Company of $25,000,000 on Fully Diluted Share Capital basis, which will represent 10% of the Fully Diluted Share Capital immediately following the closing, which latter warrants will be exercisable for a period of ten years.

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

We have offered and sold restricted shares of Common Stock and other restricted securities to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), as well as those of various state securities laws, including the exemptions provided under Regulation S and Regulation D promulgated by the SEC under the Act. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

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

We are authorized to issue 490,000,000 shares of Common Stock, $0.0001 par value per share, of which, as of March 28, 2019, 110,749,643 shares of Common Stock were outstanding. Additional shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common Stock. Reference is made to the disclosure under Item 1 “Description of Business” and under the subcaption “Recent Development” with respect to the issuance of shares: (i) on the conversion of convertible notes; (ii) representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis on the closing date of the Share Exchange Agreement; and (iii) of up to 5,000,000 restricted shares of the Company’s common stock, as well as the issuance of Class T cashless warrants to purchase up to 3,000,000 restricted shares of the Company’s common stock, exercisable within 36 months at an exercise price of $0.01 per restricted shares, as compensation for services rendered by directors, employees and consultants. Such restricted shares and warrants shall be allocated among the relevant existing personnel at the discretion of the Company’s chief executive officer and chief financial officer. As of the date of this Form 10-K, no restricted shares nor Class T warrants were issued by the Company.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sales of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock. Reference is made to the disclosure under the Risk Factor “The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders” above.

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

Our share price could be volatile, and our trading volume may fluctuate substantially.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

After the year-ended December 31, 2018: (i) the Registrant’s subsidiary, Virtual Crypto IL, leased offices facilities from an unaffiliated third-party at 10 Ha’amal Street, Rosh Ha’ayin, Israel 4809234 consisting of approximately 50 square feet of office space, for $800 per month. The Registrant believes that its present facilities are sufficient for the foreseeable future.

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

In December 2017, a liquidation request was filed with the Tel Aviv District Court by a group of former employees of Emerald IL, under the assertion of delay of pay and insolvency. On December 20, 2017, at a hearing before the court, it was ordered that the Emerald IL shall settle its pension debts to the former employees under applicable Israeli law within 21 days and settle its other debts to them in 60 days, the failure of which would result in a winding-up order (the equivalent of a liquidation) could be given. Based on the collaboration of Emerald IL and its former employees and the fact that the Company was in negotiation with third-parties for the infusion of equity capital and has started negotiating the sale of certain assets, the Company’s legal advisors believe that the liquidation claim will be dismissed by the court. The amounts being claimed by the former employees was less than $96,000 and are included in current liabilities at December 31, 2018.

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

	Fiscal 2018		Fiscal 2017		Fiscal 2016
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.38	$0.04	$0.51	$0.07	$1.75	$0.55
Second Quarter ended June 30	$0.24	$0.15	$0.28	$0.04	$0.77	$0.55
Third Quarter ended September 30	$0.2	$0.05	$0.07	$0.01	$0.74	$0.30
Fourth Quarter ended December 31	$0.08	$0.03	$0.07	$0.02	$0.40	$0.16

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

Outstanding Warrants

As described in Note 3. Convertible Nots, the Company’s 6,334,626 Class A Warrants and 5,400,478 Class B Warrants were cancelled during the first quarter of 2018, in connection with the change in terms of the convertible notes.

As described above in this Note 4. Stockholders’ Equity, the Company issued 27,697,855 Class F and 27,697,855, Class G Warrants in connection with the $0.07 Unit Offering.

On January 26, 2018, the Company signed a two-year consulting agreement with Maz Partners, pursuant to which it will to provide investment and corporate finance advice to the Company in consideration for 200,000 Class H Warrants. Each Class H Warrant is exercisable through to January 2020 to purchase one (1) Share at an exercise price of $0.14 per Share. The fair value of these Class H Warrants at the issuance date was $39,845 and was charged to General and administration expenses in the Statement of Comprehensive Loss with a corresponding credit to Additional Paid-in Capital in the Statement of Changes in Stockholders’ Deficit.

The following table summarizes information of outstanding warrants as of December 31, 2018:

	Warrants	Warrant Term	Exercise Price	Exercisable
Investors – Class F Warrants	27,697,855	January 2019 -April 2019	$0.14	27,697,855
Investors – Class G Warrants	27,697,855	January 2019 -April 2019	$0.28	27,697,855
Investors - Class H Warrants	1,321,429	January 2019 -March 2020	$0.14	1,321,429
Investors - Class I Warrants	571,429	January 2020	$0.14	571,429

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information of outstanding options as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders 2014 Equity Incentive Plan	5,076,483	$0.2	-

Sale of Unregistered Securities

During the last three years, the Registrant issued the following restricted shares which were not registered under the Act

Sale of Unregistered Securities in 2016:

Name of Issuee	Date of Issuance	Number of Shares	Consideration	Bases for Issuance
Yair Fudim	02/18/2016	482,000	Valued at $0.9995 per share	Services
Estery Giloz Ran	02/18/2016	482,000	Valued at $0.9995 per share	Services
Baruch Kfir	02/18/2016	231,000	Valued at $0.9995 per share	Services
Legend Securities Inc	03/17/2016	50,000	Valued at $0.65per share	Services
JFS Investments PR LLC	01/26/2016	125,000	Valued at $1.75 per share	Services
Garden state securities Inc	05/04/2016	150,000	Valued at $0.70 per share	Services
JFS Investments PR LLC	05/10/2016	41,667	Valued at $0.71 per share	Services
Kodiak Capital Group LLC	05/18/2016	150,000	Valued at $0.68 per share	Services
Alpha Capital Anstalt	06/26/2016	125,000	Valued at $0.70 per share	Services
Legend Securities Inc	06/28/2016	50,000	Valued at $0.70 per share	Services
JFS Investments PR LLC	06/30/2016	333,333	Valued at $0.68 per share	Services
VAR Growth Corporation	07/01/2016	300,000	Valued at $0.71 per share	Services
David Treves	07/27/2016	6,767	Valued at $0.53 per share	Services
Firstfire Global Opportunities Fund LLC	08/04/2016	31,250	Valued at $0.49 per share	Services
Guy Shalom	10/11/2016	119,000	$0.40 per share	Investment
Total Shares Issued		2,677,017

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

On June 12, 2017, certain warrant holders holding 1,100,000 Class A Warrants and 1,100,000 Class B Warrants, elected to exercise certain warrants on a cashless basis. In accordance with the 2016 Secured Convertible Note Agreement the Class A warrants and Class B warrants were increased to 5,665,626 each, based on an adjusted share price of $0.14 per share and 3,451,490 Class B Warrants were converted to 1,096,395 shares at $0.14 per share. The exercise price and number of shares issued were adjusted on March 22, 2017.

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

Sale of Unregistered Securities in 2018:

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

On February 8, 2018, in connection with the August 2017 Unit Offering discussed above, the Company issued 571,429 units of the Company’s securities to two accredited investors for consideration of $80,000 which was received in August 2017. Each Unit in the August 2017 Unit financing consisted of: (i) one Share; (ii) one Class H Warrant exercisable for twelve months to purchase one additional Share at a price of $0.14 per Share; and (iii) one Class I Warrant exercisable for twenty-four months to purchase one additional Share at a price of $0.14 per Share.

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

On March 9, 2018, the Company signed a consulting agreement with Ayin, Nun, Chaf, Yeuzt Ltd, pursuant to which it will to provide professional legal advice to the Company in consideration for 550,000 Class H Warrants. Each Class H Warrant is exercisable through to March 2020 to purchase one (1) Share at an exercise price of $0.14 per Share.

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

During the year ended December 31, 2018 the Company issued a total of 54,621,800 Shares in connection with the conversion of convertible note in amount of $546,218.

ITEM 6. SELECTED FINANCIAL DATA

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATION

Overview

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which refer to future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

On January 23, 2018, the Registrant, through its newly organized, wholly-owned Israeli subsidiary, Virtual Crypto Technologies Ltd. (the “Subsidiary” or “Virtual Crypto Israel”), entered into a binding term sheet (the “Term Sheet”) with Chiron Refineries Ltd. (“Chiron”), a public company listed on the Tel-Aviv Stock Exchange (TASE: CHR). Pursuant to the Term Sheet, the Registrant’s Subsidiary agreed to: (i) appoint a wholly-owned subsidiary of Chiron, under incorporation under the laws of the Turkish Republic of Northern Cyprus, as the exclusive distributor (the “Distributor”) of our Subsidiary’s products (as defined below) in the territory of the Republic of Turkey, including the territory of Turkish Republic of Northern Cyprus (the “Territory”); and (ii) the Distributor shall have the right to appoint sub-distributors within the Territory.

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

Our Business Operations during 2018

We were a digital health startup company engaged in the development, sale and service of imaging solutions utilizing our proprietary DermaCompare software that we developed for use in derma imaging and analytics (our “DermaCompare” or “Product”). We believed that the DermaCompare software represents an advancement in skin cancer screening that should enable physicians to more readily identify and monitor changes in their patients’ skin characteristics. As discussed above, we determined in January 2018 to terminate the business of our DermaCompare subsidiary, Emerald IL, and transferred the assets of that subsidiary to the Trustee for liquidation.

Results of Operations during the year ended December 31, 2018 as compared to the year ended December 31, 2017

We generated revenues of $100,000 for the year ended December 31, 2018, all of which were generated from our Chiron term sheet agreement. We are no longer pursuing our business relationship with Chiron or its subsidiary. We generated no revenues for the ended December 31, 2017 during which fiscal year we were still trying to commercially exploit our DermaCompare technology, to no avail. We had operating expenses related to research and development and general and administrative expenses

During the year ended December 31, 2018, we incurred $25,006,486 in net loss due to $790,413 in research and development expenses and $1,773,839 in general and administrative expenses, $22,542,234 in financing expenses.

During the year ended December 31, 2017, we incurred $1,573,906 in net loss due to $557,300 in general and administrative expenses and $307,516 in financing expenses and $709,090 Loss from discontinued operations available to shareholders of the company.

Liquidity and Capital Resources

On December 31, 2018, we have had current assets of $558,677 consisting of $499,919 in cash and other receivables of $41,516 and marketable securities of $17,242. We had $975,153 in current liabilities consisting of $13,115 in accounts payable and accrued liabilities, $7,064 employee payable, and short-term portion of convertible notes of $485,449 and liabilities held of sale in respect of our discontinued operations of $469,525.

On December 31, 2017, we have had current assets of $15,181 consisting of $2,959 in cash and other receivables of $12,222. We had fixed assets, net of $14,290. We had $1,011,941 in current liabilities consisting of $445,653 in accounts payable and accrued liabilities, $82,331 in accounts payable to related party, $98,476 employee payable, and short-term portion of convertible notes of $385,481.

We had negative working capital of $416,476 and $996,760 as of December 31, 2018 and December 31, 2017, respectively. The Company is assessing a number of options to increase its working capital to better sustain its operations. During the first quarter of 2018 we raised $1.9 million through the issuances of convertible loans and addition equity financings. Our total liabilities as of December 31, 2018 were $975,153 compared to $1,618,106 at December 31, 2017.

During the year ended December 31, 2018, we had negative cash flow from operations of $1,544,054 which was mainly the result of a net loss of $25,006,486, depreciation expense of $14,290, increase in provision for settlements of convertible loan of $21,472,897, $1,150,675 worth of shares and warrants issued for services, $1,040,838 amortization of debt discount, $50,000 decreased of deferred revenues, and loss from marketable securities of $32,758, offset by decrease in working capital of $199,026.

During the year ended December 31, 2017, we had negative cash flow from operations of $630,015 which was mainly the result of a net loss of $1,573,906, $2,866 increase in other receivables, $40,339 increase in amounts due from related party and offset by, $189,461 increase in accounts payable and accrued liabilities and $350,208 interest and amortization of discount on convertible debt.

During the year ended December 31, 2018, we had no cash flow effect from investing activities.

During the year ended December 31, 2017, we had negative investing activities resulted from decrease in restricted cash $11,866.

During the year ended December 31, 2018, we had positive cash flow from financing activities of $2,041,014, which was the result of proceeds of $1,940,951 received from sale of common stock and related warrants (net of issuance expenses), $100,000 received from the issuance of short-term convertible notes, and $63 from the exercise of options. Based on the receipt of these funds, we believe we have adequate capital to operate pursuant to our business plan through December 2019.

During the year ended December 31, 2017, we had positive cash flow from financing activities of $606,342 which was the result of proceeds of $526,342 received from sale of common stock and related warrants (net of issuance expenses), and $80,000 from the Receipt on account of stock. Based on the receipt of these funds, we believe we have adequate capital to operate pursuant to our business plan through December 2019

Availability of Additional Capital

Our potential financing transactions may include the issuance of equity and/or debt securities including convertible debt, obtaining credit facilities, or other financing mechanisms. In the event that we seek to raise funds through additional private placements of equity or convertible debt, the trading price of our common stock could be adversely affected. Further, any adverse conditions in the financial markets could make it more difficult to obtain future financing through the issuance of equity or debt securities when and if needed. Even if we are able to raise a sufficient amount of funds that may be required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional and/or alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may have to curtail our plan of operations.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued an unqualified audit opinion for the year ended December 31, 2018 with an explanatory paragraph on going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2018, and 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2018, and 2017, we did not have any contractual obligations.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to (i) the going concern assumptions, (iv) measurement of Convertible Note.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included elsewhere in this report. Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment is a critical accounting policy. However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by management.

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any material revenues and have incurred substantial accumulated deficit and negative operating cash flows. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently issued accounting pronouncements

1.	Accounting Standard Update 2014-09, “Revenue from Contracts with Customers”

Commencing January 1, 2018, the Company adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

An entity should apply the amendments in ASU 2014-09 using one of the following two methods:

1. Retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or,

2. Retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures.

During 2016, the FASB issued several Accounting Standard Updates (“ASUs”) that focus on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements, Practical Expedients and technical corrections.

In accordance with an amendment to ASU 2014-09, introduced by Accounting Standard 2015-14, “Revenue from contracts with Customers – Deferral of the Effective Date”, for a public entity, the amendments in ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company).

The adoption of ASU 2014-09 did not have a significant impact on its consolidated financial statements.

2.	Accounting Standard Update (ASU) No. 2017-11, “Earnings Per Share”

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”).

Among others, Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, which is a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Current accounting guidance creates cost and complexity for organizations that issue financial instruments with down round features by requiring, on an ongoing basis, fair value measurement of the entire instrument or conversion option.

ASU 2017-11 require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

ASU 2017-11 also addresses navigational concerns within the FASB Accounting Standards Codification related to an indefinite deferral available to private companies.

The provisions of the new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal 2019 for the Company). Early adoption is permitted for all entities.

The adoption of ASU 2017-11 did not have a significant impact on its consolidated financial statements

3.	Accounting Standard Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

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

25

4.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases”. Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases”. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment.

The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements and related disclosures.

5.	Commencing January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230):

“Restricted Cash” (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

This guidance did not have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp.) and its subsidiary (the “Company”) as of December 31, 2018 and the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for the year in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the year in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company for the year ended December 31, 2017, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 1C to the financial statements, were audited by other auditors whose report, dated April 17, 2018, expressed an unqualified opinion on those statements with an explanatory paragraph regarding the Company’s ability to continue as a going concern. We also have audited the retrospective adjustments to the 2017 consolidated financial statements for the operations discontinued in 2018, as discussed in Note 1C to the financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2017 consolidated financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2017 consolidated financial statements taken as a whole.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’ has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2018, the Company has incurred accumulated deficit of $41,626,905, stockholder’s deficit of $416,476 and negative operating cash flows. These factor among others, as discussed in Note 1 to the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of' these uncertainties.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Halperin Ilanit.

Certified Public Accountants (Isr.)

Tel Aviv, Israel

March 28, 2019

We have served as the Company’s auditor since 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp.)

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 1C to the consolidated financial statements, the accompanying consolidated balance sheet of Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp.) and its subsidiary (the “Company”) as of December 31, 2017 and the related consolidated statements of comprehensive loss, shareholders’ deficit and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”) (the 2017 financial statements before the effects of the retrospective adjustments discussed in Note 1C to the financial statements are not presented herein). In our opinion, the 2017 financial statements before the effects of the retrospective adjustments for the discontinued operations discussed in Note 1C to the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 1C to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s lack of revenues and substantial operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of' these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Brightman Almagor Zohar & Co.

Certified Public Accountants

Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

April 17, 2018

We began serving as the Company’s auditor in 2016. In 2018, we became the predecessor auditor.

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp)

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$499,919	$2,959
Marketable securities	17,242	-
Other current assets	41,516	12,222
Total current assets	558,677	15,181

Restricted cash	-	59
Property and Equipment, net	-	14,290
Total assets	$558,677	$29,530

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$13,115	$123,719
Accounts payable - related party	-	-
Employee payable	7,064	-
Short term portion of convertible notes (Note 3)	485,449	352,447
Liabilities held for sale (Note 1C)	469,525	535,775
Total current liabilities	975,153	1,011,941

Convertible notes (Note 3)	-	606,165
Total liabilities	975,153	1,618,106

Stockholders’ deficit (Note 4)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none and 529 issued at December 31, 2018 and December 31, 2017, respectively.	-	(* )
Common stock, $0.0001 par value; 490,000,000 shares authorized; 110,748,391 and 22,543,008 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively.	11,075	2,255
Accumulated other comprehensive income	(19,337)	(19,337)
Additional paid-in capital	41,218,691	14,968,925
Receipt on account of shares	-	80,000
Accumulated deficit	(41,626,905)	(16,620,419)
Total stockholders’ deficit	(416,476)	(1,588,576)
Total liabilities and stockholders’ deficit	$558,677	$29,530

(*) less than $1

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp)

Consolidated Statements of Comprehensive Loss

	Year ended	Year ended
	December 31, 2018	December 31, 2017

Revenues (Note 1D)	$100,000	$-

Expenses:
Research and development	(790,413)	-
General and administrative (Note 6)	(1,773,839)	(557,300)
Total operating expenses	(2,564,252)	(557,300)

Operation Loss	(2,464,252)	(557,300)

Finance expense:
Finance expense, net (Note 7)	(22,542,234)	(307,516)

Net loss from continuing operations available to shareholders of the company	$(25,006,486)	$(864,816)
Net loss from discontinued operations available to shareholders of the company) Note 1C)	-	(709,090)
Net loss from continuing operations attributable to shareholders of the company	$(25,006,486)	$(1,573,906)
Net loss attributable to shareholders of preferred stock	-	39,491
Net loss from continuing operations	$(25,006,486)	$(1,534,415)
Basic and diluted net loss per share
From continuing operations	(0.41)	(0.04)
From discontinued operations	-	(0.03)
Weighted average shares outstanding - basic and diluted	61,165,674	21,780,899

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp)

Consolidated Statements of Changes in Stockholders’ Deficit

	Common		Preferred			Additional Paid-in	Receipt on Account of	Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Stock	Amount		Capital	Shares	Income	Deficit	deficit
Balance as of January 1, 2017	19,931,478	$1,994	-	$-		$13,826,957	$-	$(19,337)	$(15,046,513)	$(1,236,899)
Common stock issued for cash	1,315,563	132	-	-		526,081	-	-	-	526,213
Cashless exercise of Warrants	1,096,395	110	-	-		(110)	-	-	-	-
Conversion of Convertible Note to shares	74,572	7	-	-		10,393	-	-	-	10,400
Issuance of Ordinary Shares	125,000	12	-	-		(12)	-	-	-	-
Issuance of Preferred Stock			529	(*	)	529,000	-	-	-	529,000
Receipt on Account of Shares			-	-		-	80,000	-	-	80,000
Share based compensation	-	-	-	-		76,616	-	-	-	76,616
Net loss for the year	-	-	-	-		-	-	-	(1,573,906)	(1,573,906)
Balance as of December 31, 2017	22,543,008	$2,255	529	$-		$14,968,925	$80,000	$(19,337)	$(16,620,419)	$(1,588,576)
Common stock and warrants issued for cash	27,697,855	2,770	-	-		1,938,180	-	-	-	1,940,950
Common stock issued for services	4,329,999	433				1,003,866				1,004,299
Warrants issued for services	-	-	-	-		146,376	-	-	-	146,376
Exercise of stock options	62,500	6	-	-		57	-	-	-	63
Issuance of new convertible note with a beneficial conversion feature	-	-	-	-		100,000	-	-	-	100,000
Change in the terms of Convertible Note	-	-	-	-		22,581,508	-	-	-	22,581,508
Partial conversion of convertible note to shares	55,543,600	5,554	-	-		549,836	-	-	-	555,390
Cancellation of Preferred Shares	-	-	(529)	-		(150,000)	-	-	-	(150,000)
Issuance of Shares in respect of proceeds received during 2017	571,429	57	-	-		79,943	(80,000)	-	-	-
Net loss for the year	-	-	-	-		-	-	-	(25,006,486)	(25,006,486)
Balance as of December 31, 2018	110,748,391	$11,075	-	$-		$41,218,691	$-	$(19,337)	$(41,626,905)	$(416,476)

(*) less than $1

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp)

Consolidated Statements of Cash Flows

	Year ended	Year ended
	December 31, 2018	December 31, 2017
Operating Activities:
Net loss	$(25,006,486)	$(1,573,906)
Depreciation	14,290	17,513
Amortization of debt discount	1,040,838	350,208
Loss from marketable securities	32,758
Shares and Warrants issued for services	1,150,675
Share based compensation		76,616
Finance loss arising from change in terms of convertible notes	21,472,897	-
Change in derivative liability	-	(336,272)
settlement with debt and warrant holders	-	659,960
Non cash finance, general and administrative expenses arising from
Decrease in liabilities held for sale	(66,250)	-
Decrease in deferred revenues	(50,000)	-
Increase (decrease) in accounts payable and accrued liabilities	(103,051)	189,461
Decrease in amounts due from related party	-	(40,339)
Decrease in accrued interest	-	35,078
Increase in other receivables	(29,724)	(2,866)
Net cash used in operating activities	(1,544,053)	(630,015)

Investing Activities:
Decrease in restricted cash	-	11,866
Net cash provided by investing activities	-	11,866

Financing Activities:
Issuance of common stock (net of issuance expenses)	1,940,950	526,342
Issuance of short-term convertible notes	100,000	-
Receipt on account of stock		80,000
Exercise of options	63
Net cash provided by financing activities	2,041,013	606,342

Net increase (decrease) in cash	496,960	(2,527)
Cash and cash equivalents - beginning of period	2,959	4,486
Cash and cash equivalents - end of period	$499,919	$1,959

Non-cash transactions:
Deferred revenues against Marketable securities	$50,000)	$-
Common stock issued in respect of proceeds received during 2017	$80,000	$-
pursuant to convertible note	$555,390	$-
Issuance of Preference Shares in connection with settlement with debt and warrant holders	$-	$529,000
Settlement agreement with debt and warrant holders accounted for as extinguishment and re issuance of debt:
Extinguishment of convertible note	-	659,960
Re issuance of convertible note	-	470,200

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Crypto Technologies Inc (Formerly Emerald Medical Applications Corp)

Notes to Consolidated Financial Statements

Note 1. General

A.	Virtual Crypto Technologies, Inc., f/k/a Emerald Medical Applications Corp. (the “Company(, was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International, Inc. (“Zaxis”). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International, Inc. and the Company was reincorporated in Delaware under the name of Zaxis International, Inc. On December 30, 2014, Zaxis entered into an agreement with Emerald Medical Applications Ltd., a private limited liability company organized under the laws of the State of Israel (“Emerald Israel”).

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

During the fourth quarter of 2015, in connection with the Share Exchange Agreement, the Company changed its name to Emerald Medical Applications Corp.

B.	On January 4, 2018, the Company and Emerald Israel entered into an agreement with Alpha Capital Ansalt and Chi Squared Inc. (collectively, the “Preferred Shareholders”), pursuant to which the Preferred Shareholders agreed to cancel their shares of Series A Preferred Convertible Stock in return for the receipt of up to $250,000 of proceeds from the liquidation of Emerald Israel, to the extent that such liquidation yields net positive proceeds (“Excess Net Assets”).

Management’s best estimate of the potential value of the Excess Net Assets at the date of the cancellation of the shares of Series A Preferred Convertible Stock was $150,000 and therefore, the Company recorded a charge to Additional Paid-in Capital in the Statement of Changes in Stockholders’ Deficit with a corresponding credit to liabilities. Management’s best estimate of the potential value of the Excess Net Assets as of December 31, 2018, was nil. Accordingly, the Company recorded a finance income of $150,000 in its Consolidated Statements of Comprehensive Loss a result of the reversal of the relating liability.

As such, as of December 31, 2018, there were no shares of Series A Preferred Convertible Stock outstanding.

C.

On January 29, 2018, the Company ceased the DermaCompare operations of Emerald Israel and on May 2, 2018, the District Court of Lod, Israel issued a winding-up order for Emerald Israel and nominated an Israeli advocate (attorney) as a special executor for Emerald Israel. Following the cessation of the DermaCompare operations, the Company classified to discontinued operations its 2017 results of operation and balances relating to the DermaCompare operation.

Liabilities held for sale:

	December 31, 2018	December 31, 2017
Accounts payable and accrued liabilities	287,070	321,934
Accounts payable - related party	76,004	82,331
Employee payable	75,955	98,476
Short term portion of convertible notes	30,496	33,034
Total	469,525	535,775

D.	On January 17, 2018, the Company formed a new wholly-owned subsidiary in Israel, Virtual Crypto Technologies Ltd. (the “New Subsidiary” or “Virtual Crypto Israel”), to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, personal computers and/or mobile devices.

On January 24, 2018, Virtual Crypto Israel had entered into a binding term sheet (the “Chiron Term Sheet”) with Chiron Refineries Ltd. (“Chiron”), a public company listed on the Tel-Aviv Stock Exchange (TASE: CHR). Pursuant to the Chiron Term Sheet: (i) Virtual Crypto Israel agreed to appoint a wholly-owned subsidiary of Chiron, to be organized under the laws of the Turkish Republic of Northern Cyprus (the “Distributor”), as the exclusive distributor of Virtual Crypto Israel’s Products in Turkey, including the territory of Turkish Republic of Northern Cyprus (collectively, the “Territory”); and (ii) the Distributor shall have the right to appoint sub-distributors within the Territory. The appointment of the Distributor was subject to the payment by the distributor to Virtual Crypto Israel of $250,000 as an appointment fee, of which $150,000 was to be deemed an advance payment by the distributor made on account of future purchases of the Company’s Products.

Virtual Crypto Israel further granted the Distributor an option, exercisable by the Distributor within 12 months from the date on which the ATM Product, including the related software and hardware, was fully tested and ready for installation and operation, to be appointed as an exclusive distributor of the Products for the Federal Republic of Nigeria. If the option was exercised, the Distributor was required to pay Virtual Crypto Israel an appointment fee not more than $250,000. In November 2018, Chiron reported that it had encountered financial difficulties and as such the Company will no longer pursue the transactions contemplated by the Chiron Term Sheet.

To date, $100,000 was paid by the Distributor to Virtual Crypto Israel, which has been recognized as revenues for the year ended December 31, 2018.

E.	Going Concern:

The Company has incurred significant operating losses and negative cash flows from operating activities in relation to its operations, since inception. While the Company raised approximately $1.9 million in the year ended December 31, 2018 to fund the operations of its New Subsidiary, the Company will require additional capital resources in order to support the commercialization of the New Subsidiary’s technology and operations and maintain its research and development activities related to the New Subsidiary’s technology. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the Company’s short and long-term requirements, or at all these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Use of estimates in the preparation of consolidated financial statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to (i) the going concern assumptions, (ii) measurement of Convertible Note.

Functional currency

The functional currency of the Company and its subsidiary is the US dollar, which is the currency of the primary economic environment in which it operates. In accordance with ASC 830, “Foreign Currency Matters” (ASC 830), balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used. Gains or losses arising from changes in the exchange rates used in the translation of such transactions are carried as financing income or expenses.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Group considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents.

Marketable Securities

The Company accounts for investments in marketable securities in accordance with ASC Topic 320-10, “Investments - Debt and Equity Securities” (“ASC Topic 320-10”). Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reassesses such determination at each balance sheet date. The investments in marketable securities covered by ASC Topic 320-10 that were held by the Company during the reported periods were designated by management as trading securities. Trading securities are stated at market value. The changes in market value are charged to financing income or expenses. Trading losses for the years 2018 and 2017 amounted to approximately $ 40,160 and nil respectively.

Property and equipment

1. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the statements of operations.

2. Rates of depreciation:

%
Computers	33
Furniture and office equipment	7-15

Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. To date the Group did not incur any material impairment losses.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2018 and 2017, the carrying value of certain financial instruments (cash and cash equivalents, other current assets, accounts payable and accrued expenses and employee payable.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2018 and December 31, 2017, since all such securities have an anti-dilutive effect.

Revenue recognition

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Research and development expenses, net:

Research and development expenses are charged to the statement of operations as incurred.

Income Taxes:

We have adopted FASB ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for consolidated financial statements purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and consolidated financial statements purposes.

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

Uncertain Tax Positions:

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of FASB ASC 740-10, Accounting for Uncertain Income Tax Positions, the benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Contingencies

The Group records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Recently issued accounting pronouncements

1.	Accounting Standard Update 2014-09, “Revenue from Contracts with Customers”

Commencing January 1, 2018, the Company adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

An entity should apply the amendments in ASU 2014-09 using one of the following two methods:

1. Retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or,

2. Retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures.

During 2016, the FASB issued several Accounting Standard Updates (“ASUs”) that focus on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements, Practical Expedients and technical corrections.

In accordance with an amendment to ASU 2014-09, introduced by Accounting Standard 2015-14, “Revenue from contracts with Customers – Deferral of the Effective Date”, for a public entity, the amendments in ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company).

The adoption of ASU 2014-09 did not have a significant impact on its consolidated financial statements.

2.	Accounting Standard Update (ASU) No. 2017-11, “Earnings Per Share”

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”).

Among others, Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, which is a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Current accounting guidance creates cost and complexity for organizations that issue financial instruments with down round features by requiring, on an ongoing basis, fair value measurement of the entire instrument or conversion option.

ASU 2017-11 require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

ASU 2017-11 also addresses navigational concerns within the FASB Accounting Standards Codification related to an indefinite deferral available to private companies.

The provisions of the new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal 2019 for the Company). Early adoption is permitted for all entities.

The adoption of ASU 2017-11 did not have a significant impact on its consolidated financial statements

3.	Accounting Standard Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

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

41

4.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases”. Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases”. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment.

The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements and related disclosures.

5.

Commencing January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230):

“Restricted Cash” (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

This guidance did not have a material impact on the Company’s consolidated financial statements.

Note 3 - Convertible Notes

A.	On August 7, 2017, the Company entered into the settlement agreement with Alpha and Chi Squared Capital Inc. as a result of the fact that Alpha and Chi Squared had taken the position that certain defaults may have occurred as a result of actions and/or inactions by the Company with respect to the Company’s obligations under convertible notes (the “Notes”) issued during 2016, which the Company did not deem to be defaults (the “Settlement Agreement”).

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

The Company uses directly observable inputs as well as significant unobservable inputs in the valuation of these derivative liabilities. The inputs used in the valuation are risk free interest rate, expected volatility, expect option term, expected dividend yield and Company specific discount rate.

On January 24, 2018, Alpha Anstalt Capital (“Alpha”), Chi Squared Capital (“Chi”), Firstfire Global Opportunities Fund LTC, Goldmed Ltd, IlanMalca and Maz Partners, former holders of the Company’s convertible notes, sold their convertible notes previously issued by the Company in the aggregate amount of $958,611 (the “January 2018 Convertible Notes”) to certain new third-party accredited investors (the “New Investors”) and, in connection therewith, the Company and the New Investors agreed to: (i) amend the conversion price of the January 2018 Convertible Notes from $0.014 to $0.01; (ii) cancel the Class A warrants and Class B warrants issued together with the January 2018 Convertible Notes (see Note 4 Stockholders’ Equity for accounting treatment of the cancelled warrants); (iii) amend the interest rate from 8% to 1% per annum under the January 2018 Convertible Notes; (iv) extend the repayment/maturity date on the January 2018 Convertible Notes to January 23, 2019 (see Subsequent Events Note 10 ); and (iv) cancel the options granted to Alpha and Chi in July 2016 (the “Alpha-Chi Options”).

The change in terms of the January 2018 Convertible Notes, including the cancellation of the above-referenced warrants, was accounted for as an extinguishment of the convertible notes and the issuance of new convertible notes. The Company recorded a finance expense in the amount of $21,622,897 in the Statement of Comprehensive Loss and an increase to Additional Paid-in Capital in the Statement of Stockholders’ Deficit of $22.6 million as a result of the transaction.

The Company further concluded that the post-amended January 2018 Convertible Notes contain a -beneficial conversion feature equal to the par value of the January 2018 Convertible Notes ($958,611) and accordingly, recorded a discount on the January 2018 Convertible Notes, to be amortized to finance expense in the Statement of Comprehensive Loss over the term of the January 2018 Convertible Notes.

On January 24, 2018, $73,000 of the January 2018 Convertible Notes was converted, at the adjusted conversion price of $0.01 per share, into 7,300,000 shares of the Company’s common stock and on March 19, 2018, a further $9,218 of the January 2018 Convertible Notes were converted, at the adjusted conversion price of $0.01 per share, into 921,800 shares of the Company’s common stock and on December 9, 2018, $465,172 of the January 2018 Convertible Notes was converted, at the adjusted conversion price of $0.01 per share, into 465,172,000 shares of the Company’s common stock.

	December 31, 2018	December 31, 2017

Principle	$958,611	$890,766
Conversion of convertible notes to shares	(547,390)	-
Accrued interest	-	67,846
Discount	(13,938)	-
Total	397,283	958,612

B.	In January 2018, the Company received from certain third-party accredited investors $100,000 in consideration for the issuance of convertible promissory notes (the “$100,000 Convertible Notes”) as follows: (i) interest at the rate of 1% per annum; (ii) a conversion price of $0.01 per share of common stock; and (iii) repayable through to January 15, 2019, without penalty. The beneficial conversion feature was valued at $100,000, which resulted in a $100,000 discount recorded as a reduction of debt and an increase to additional paid in capital in the Statement of Stockholders’ Deficit. The discount is amortized to finance expenses in the consolidated statements of Comprehensive Loss over the term of the $100,000 Convertible Notes.

On January 23, 2018, $3,000 of the $100,000 Convertible Notes was converted at $0.01 per share into 300,000 shares, based upon the $100,000 Notes conversion price of $0.01 per share of common stock and On December 14 2018, $5,004 of the $100,000 Convertible Notes was converted, at the conversion price of $0.01 per share, into 504,600 shares of the Company’s common stock.

	December 31, 2018	December 31, 2017

Principle	$100,000	$-
Conversion of convertible notes to shares	(8,004)	-
Discount	(3,830)	-
Total	88,166	-

Note 4 - Stockholders’ Equity.

A.	Shares of common stock confer upon their holders the right to receive notice to participate and vote in general meetings of shareholders of the Company, the right to receive dividends, if declared, and the right to receive a distribution of any surplus of assets upon liquidation of the Company.

B.	Preferred shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis, and the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any common stock.

C.	Issuances of Common Stock and Warrants during 2018 and 2017

1.	On February 24, 2017, Publicis Groupe 90 (“Publicis 90”) invested 500,000 Euros or approximately U$526,000 and the Registrant accepted a Reg S Subscription Agreement from Publicis 90 in consideration for the issuance to Publicis 90 of 1,315,563 restricted shares of the Registrant’s common stock at a subscription price of $0.40 per share. The issuance was made in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Regulation S promulgated by the SEC under the Act.

2.	On April 25, 2017, a holder of a convertible note in the principal amount of $100,000 issued in July 2016, converted $10,400 into 74,572, shares based on an adjusted conversion price of $0.14. The conversion price was adjusted on March 22, 2017 pursuant to the provisions of the 2016 Secured Convertible Note Agreement.

3.	On June 12, 2017, certain warrant holders holding 1,100,000 Class A Warrants and 1,100,000 Class B Warrants, elected to exercise certain warrants on a cashless basis. In accordance with the 2016 Secured Convertible Note Agreement the Class A warrants and Class B warrants were increased to 5,665,626 each, based on an adjusted share price of $0.14 per share and 3,451,490 Class B Warrants were converted to 1,096,395 shares at $0.14 per share. The exercise price and number of shares issued were adjusted on March 22, 2017.

4.	On June 12, 2017, the Company completed the issuance of 125,000 shares of the Company’s common stock to Alpha pursuant to the Company’s agreement with Alpha in the prior year.

5.	In July and August 2017, the Company received $80,000 in respect of 571,429 units to two accredited investors for $0.14 per unit. Each unit consist (i) 571,429 shares at a price of $0.14 per share, (ii) 571,429 Class H warrants exercisable for a one-year period in exercise price of $0.14, and (iii) 571,429 Class I warrants exercisable for a two-year period. As of December 31, 2017, the Company had not issued the shares or the warrants to the accredited investors as such, the proceeds were recorded as Receipts on Account of shares in the Company’s shareholders equity statement.

On February 8, 2018, the Company issued 571,429 units to two accredited investors in consideration for subscription proceeds of $80,000 which proceeds were received in August 2017.

6.	Between January 2018 and April 2018, the Company received the aggregate amount of $1,940,950 in subscription proceeds from certain “accredited investors” in consideration for the issuance of 27,697,855 units (the “Units”) at an offering price of $0.07 per Unit (the “$0.07 Unit Offering”), each consisting of: (i) one (1) share of the Company’s common stock (the “Shares”); (ii) one (1) common stock purchase warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.14 per Share (the “Class F Warrants”); and (iii) one (1) common stock purchase warrant exercisable for a period of twelve months to purchase one additional Share at an exercise price of $0.28 per Share (the “Class G Warrants”).

7.	On January 26, 2018, the Company signed a two-year consulting agreement with Maz Partners, pursuant to which it will to provide investment and corporate finance advice to the Company in consideration for 200,000 Class H Warrants. Each Class H Warrant is exercisable through to January 2020 to purchase one (1) Share at an exercise price of $0.14 per Share. The fair value of these Class H Warrants at the issuance date was $39,845 and was charged to General and administration expenses in the Statement of Comprehensive Loss with a corresponding credit to Additional Paid-in Capital in the Statement of Changes in Stockholders’ Deficit. The fair value was estimated using the Black-Scholes option pricing model and the following weighted average assumptions: share price - $0.24; exercise price - $0.14; expected life - 24 months; annualized volatility - 170.7%; dividend yield - 0%; risk free rate – 0.7%, were charged to General and administration expenses in the Statement of Comprehensive Loss with a corresponding credit to Additional Paid-in Capital in the Statement of Changes in Stockholders’ Deficit.

8.	On March 9, 2018, the Company signed a consulting agreement with Ayin, Nun, Chaf, Yeuzt Ltd, pursuant to which it will to provide professional legal advice to the Company in consideration for 550,000 Class H Warrants. Each Class H Warrant is exercisable through to March 2020 to purchase one (1) Share at an exercise price of $0.14 per Share. The fair value of these Class H Warrants at the issuance date was $134,566. The fair value was estimated using the Black-Scholes option pricing model and the following weighted average assumptions: share price - $0.26; exercise price - $0.14; expected life - 24 months; annualized volatility - 244.8%; dividend yield - 0%; risk free rate – 2.4%. $106,531 were charged to General and administration expenses in the Statement of Comprehensive Loss with a corresponding credit to Additional Paid-in Capital in the Statement of Changes in Stockholders’ Deficit.

9.	On March 12, 2018, the Company issued a total of 3,629,999 restricted Shares to certain consultants, who were accredited investors, in connection with services rendered during the first quarter of 2018, which Shares were valued at $892,300, based on the closing Share price on the day prior to the issuance date. The above-mentioned amount was recorded as a charge to the Company’s Statement of Comprehensive Loss, with a corresponding credit to Additional Paid in Capital in the Company’s Consolidated Statement of Changes in Stockholders’ Deficit.

10.	On March 20, 2018, the Company issued a total of 62,500 restricted Shares in consideration for the exercise of a stock option at an exercise price of $0.01 per Share, which options were granted in connection with services rendered in October 2016. The Company recorded the proceeds on the exercise of the stock option in Additional Paid-in Capital in its Consolidated Statement of Changes in Stockholders’ Deficit.

11.	On April 20, 2018, the Company issued a total of 700,000 restricted Shares to certain consultants, who were accredited investors, in connection with services rendered during the second quarter of 2018, which Shares were valued at $112,000, based on the closing share price on the day prior to each of the issuances. The above-mentioned amount was recorded as a charge to the Company’s Statement of Comprehensive Loss, with a corresponding credit to Additional Paid in Capital in the Company’s Statement of Changes in Stockholders’ Equity.

12.	As described in Note 3 above, the Company issued a total of 55,543,600 Shares in connection with the conversion of convertible note in amount of $555,390.

13.	The following table summarizes information of outstanding warrants issued to investors and consultants in exchange for their services as of December 31, 2018 and 2017:

December 31, 2018

	Warrants	Warrant Term	Exercise Price	Exercisable
Investors – Class F Warrants	27,697,855	January 2019 -April 2019	$0.14	27,697,855
Investors – Class G Warrants	27,697,855	January 2019 -April 2019	$0.28	27,697,855
Investors - Class H Warrants	1,321,429	January 2019 -March 2020	$0.14	1,321,429
Investors - Class I Warrants	571,429	January 2020	$0.14	571,429

December 31, 2017

	Warrants	Warrant Term		Exercise Price	Exercisable
Investors - Class A Warrants	6,334,626	1 year		$0.14-0.80	6,334,626
Investors - Class B Warrants	5,400,478	5 years		$0.14	5,400,478
Alimi Ahmed - Class E Warrants (1)	900,000		(1)	$0.0001	900,000

D.	Recent Option Grants

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

A summary of the Company’s activity related to options to employees, executives, directors and consultants and related information is as follows:

	For the year ended December 31, 2018			For the year ended December 31, 2017
	Amount of options	Weighted average exercise price	Aggregate intrinsic value	Amount of options	Weighted average exercise price	Aggregate intrinsic value
		$	$		$	$
Outstanding at beginning of year	62,500	0.01		4,193,397	0.11
Granted	-	-		-	-
Exercised	(62,500)	0.01		-	-
Cancelled	-	-	-	(4,130,397)	(0.11)

Outstanding at the end of period	-	-	-	62,500	0.01
Vested and expected-to-vest at end of period	-	-	-	62,500	0.01	-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common shares on December 31, 2017 and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of December 31, 2017, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding as of December 31,	Weighted average remaining contractual life – years as of December 31,	Stock options exercisable as of December 31,
	2017	2017	2017

0.01	62,500	8.25	62,500
0.01	62,500	8.25	62,500

Compensation expense recorded by the Company in respect of its stock-based employee compensation awards in accordance with ASC 718-10 for the year ended December 31, 2018 and 2017 was nil and $76,616, respectively and are included in General and Administrative expenses in the Statements of Operations

Note 5 - Commitments and Contingencies

A.	The Company received grants to fund research and development projects from the State of Israel according to guidelines and procedures of the Office of the Chief Scientist of the Ministry of Industry and Trade. According to the agreement, the Company is obligated to pay royalties on the sale of products developed with the participation of the Chief Scientist. The royalty rate is 3.5% of sales and the total royalties will not exceed the amount of the grants received. As of December 31, 2018, total grants received amounted approximately $222 thousands.

The obligation to pay royalties is contingent upon the successful outcome of the Company’s research and development projects and the attainment of sales. The Company has no obligation to pay royalties, if sales are not generated, and if the research and development project fails.

B.	In April 2017, a lawsuit was filed with the Tel Aviv court by Emerald’s former CEO and founder, claiming certain damages to the total amount of $100,000, under the assertion of wrongful dismissal by the Company. The Company believes these claims to be unsubstantiated and wholly without merit and intends to defend itself against these claims. The Company believes that there is a less than 50% chance of his claim being successful. Accordingly, no provision was recorded in regards to this claim.

C.	In December 2017, a liquidation request was filed with the Tel Aviv court by a group of former Company’s employees under the assertion of delay of pay and insolvency. On December 20, 2017, a hearing discussion took place according to which the court decision that the Company shall settle its pension debts to the former employees within 21 days and settle its severance debts to them in 60 days, otherwise a winding-up order could be given. The amounts being claimed by the former employees are less than $96,000 and are included in current liabilities.

D.	On January 29, 2018, the Company transferred the ordinary shares of its former Israeli subsidiary, Emerald Israel, to Attorney Eviatar Knoller, Esq., with offices at 20 Lincoln, Tel Aviv-Jaffa 6713412, as trustee (the “Trustee”). The purpose of the transfer of the management shares to the Trustee, pursuant to resolution of the Registrant’s Board of Directors, was to enable the Trustee to liquidate the management shares and/or the assets of Emerald Israel to satisfy its debts and satisfy its financial obligations to former employees. As a result, the former employees of Emerald Israel commenced an action in a court of competent jurisdiction in Israel to liquidate Emerald Israel and use any assets to satisfy the debts owed to the former employees.

E.	On April 24, 2018, Emerald Israel reported to the District Court regarding the failure in contracting a buyer for its DermaCompare technology at fair market price and therefore that Emerald Israel was no longer opposed to the requested Liquidation Warrant. On May 1, 2018, the Official Receiver submitted its response to the District Court, stating that according to such announcement of Emerald Israel, it did not oppose the requested Liquidation Warrant either. Based on both the Company’s and the Official Receiver’s position, on May 2, 2018, the District Court issued a Winding-up Order and temporarily nominated Adv. Hanit Nov (attorney) as a Special Executor to Emerald Israel, who is still in the process of winding up Emerald Israel in terms of the court order.

Note 6 - General and administrative expenses.

	Year ended December 31,
	2018	2017

Professional fees	559,880	480,684
Common stock and warrants issued for services	1,150,675	76,616
Other	63,284	-
	1,773,839	557,300

Note 7 - FINANCING EXPENSES, NET

	Year ended December 31,
	2018	2017

Finance loss arising from change in terms of convertible notes (Note 3)	21,622,897	-
Amortization of debt discount	1,040,838
Losses from marketable securities	32,758	-
Cancellation of Preferred Shares	(150,000)
Other	(4,259)	307,516

	22,542,234	307,516

Note 8 - Income Taxes.

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Corporate tax rates

The Company is subject to Israeli corporate, 24% in 2017 and 23% from 2018. The maximum statutory federal tax rate in the US in 2017 and 2018 is 35%. The Company is not subject to current federal taxes, as it has incurred losses in 2017 and 2018.

As of December 31, 2018, the Company generated net operating losses in Israel of approximately $960,000, which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2018, the Company generated net operating losses for tax in the U.S. of approximately $300,000. Net operating losses in the United States are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company is still in its development stage and has not yet generated revenues, therefore, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of December 31, 2018	As of December 31, 2017
Net loss carry-forward	$19,604,852	$18,344,852

Total deferred tax assets	44,185,284	3,916,297
Valuation allowance	(4,185,284)	(3,916,297)

Net deferred tax assets	$-	$-

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

Note 9 - Related Party Transactions.

Other than transactions and balances related to cash and share based compensation to officers and directors and other than the issues of convertible debt and warrants to Alpha (see note 3), and payments in respect of consulting fees to certain shareholders with beneficial holdings of greater that 5% of $148,910 and $ nill during the years ended December 31, 2018 and 2017, the Company did not have any transactions and balances with related parties and executive officers during the years ended December 2018 and 2017.

Note 10. Subsequent Events.

On January 1, 2019, the January 2018 Convertible Notes were extended through to January 31, 2020 and the $100,000 Convertible Notes were extended through to January 14, 2020.

On February 7, 2019, Virtual Crypto Technologies, Inc. (the “Company”) entered a share exchange agreement (the “Agreement”) with Algomizer Ltd., an Israeli Corporation (“Algomizer”), pursuant to which Algomizer will assign, transfer and deliver its 99.83% holdings in Viewbix Ltd., an Israeli Corporation, to the Company in exchange for shares of restricted common stock of the Company representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis on the closing date, excluding VCT warrants to purchase shares of common stock, which will expire in 2020 and with an exercise price representing a valuation for VCT equal to $30,000,000 (“Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the U.S by Viewbix Ltd., or (b) the launch of an interactive television product to an American consumer in the U.S Viewbix Ltd., the Company will issue Algomizer additional shares of restricted common stock of the Company representing 5% of the Fully Diluted Share Capital.

Furthermore, on the closing date, the Company will issue Algomizer: (i) warrants to purchase shares of restricted common stock of the Company with an exercise price representing a valuation for the Company of $15,000,000 on Fully Diluted Share Capital basis, which will represent 10% of the Fully Diluted Share Capital immediately following the closing for a period of ten years, and (ii) warrants to purchase shares of restricted common stock of the Company with an exercise price representing a valuation for the Company of $25,000,000 on Fully Diluted Share Capital basis, which will represent 10% of the Fully Diluted Share Capital immediately following the closing for a period of ten years.

The closing of the Agreement is condition upon the Company filing an amendment to its certificate of incorporation to change the Company’s name to ViewBix Inc., effecting a reverse split of the Company’s shares of common stock at a ratio of 15:1, conversion of the Company’s outstanding debentures into restricted common stock and obtaining a tax pre-ruling from the Israeli Tax Authority relating to the Agreement to be obtained by Algomizer. In addition, the closing is subject to and conditioned upon the approval of the shareholders of the Company.

On February 26, 2019, the Majority Consenting Stockholders approved the Stockholder Consent, approving the Reverse Stock Split Certificate of Amendment in order to affect a reverse stock split of the Corporation’s Common Stock on a 1-for-15 basis. The Company will effect such reverse stock split once all approvals for such actions are obtained.

Pursuant to the Reverse Stock Split, each fifteen (15) shares of Common Stock will be automatically converted, without any further action by the stockholders, into one share of Common Stock. No fractional shares of Common Stock will be issued as the result of the Reverse Stock Split. Instead, each Stockholder will be entitled to receive one share of Common Stock in lieu of the fractional share that would have resulted from the Reverse Stock Split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2018, such disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Alon Dayan	42	CEO and Director
Eyal Ben-Ami	42	Director
Gadi Levin	46	CFO

Alon Dayan, age 42, Director: On March 14, 2018, the Registrant appointed Mr. Alon Dayan as a member of the Registrant’s Board of Directors. On January 24, 2018, Mr. Dayan was appointed as CEO of the Registrant’s wholly-owned Israeli subsidiary, Virtual Crypto Technologies Ltd. with responsibilities for the development, production, manufacture and sale of the Subsidiary’s planned ATM for the purchase and sale of crypto currencies. Mr. Dayan’s background includes business and technical experience and success in new technologies.

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

Eyal Ben-Ami, age 42, Director. On January 19, 2018, the Registrant’s Board of Directors appointed Mr. Eyal Ben-Ami as a member of the Board. From 2008 to the present, Mr. Ben-Ami has served as the Director of Employee Benefits at the IDB Bank of Israel, founded in 1935 and one of Israel’s three largest banks. IDB Bank has more than 260 branches, a staff of approximately 5,700, assets of approximately US$50 billion and international operations with branches in Israel and the United States. From 1993 through 2007, Mr. Ben-Ami was a professional soccer player and a member of Hapoel Tel-Aviv FC, a professional Israeli soccer team, and a member of Israel’s National Soccer Team.

Mr. Gadi Levin, age 45, Chief Financial Officer. On April 18, 2017, the Board of Directors appointed Mr. Levin to serve a CFO of the Registrant. Mr. Levin has over 15 years of experience working with public US, Canadian and multi-jurisdictional public companies. Mr. Levin currently serves as Chief Financial Officer of Briacell Therapeutics Corp (OTCQB: BCTXF, TSX-V: BRIA.V). Previously, Mr. Levin served as Chief Financial Officer of DarioHeath Corp (NASDAQ: DRIO), a mHealth company operating in the field diabetes management. Mr. Levin also served as the Vice President of Finance and Chief Financial Officer for two Israeli investment firms specializing in private equity, hedge funds and real estate. Mr. Levin began his CPA career at the accounting firm, Arthur Andersen, where he worked for nine years, specializing in U.S. listed companies involved in IPO’s working with US GAAP and IFRS. Mr. Levin has a Bachelor of Commerce degree in Accounting and Information Systems from the University of the Cape Town, South Africa, and a post graduate diploma in Accounting from the University of South Africa. He received his Chartered Accountant designation in South Africa and has an MBA from Bar Ilan University in Israel.

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

Section 16(a) Compliance. Section 16(a) of the Securities and Exchange Act of 1934 requires that directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant believes that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2008, except as follows: our CEO, CFO and directors have conducted late filings of their respective Forms 3.

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

For the three fiscal years ended December 31, 2018, 2017 and 2016, we did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000.

New Service Agreements

The Registrant entered into separate service agreements with Gadi Levin, CFO and Eyal Ben-Ami, a Director, respectively. The Registrant’s service agreements provide as follows: (i) the agreement with Gadi Levin for serving as CFO of the Registrant and its new Israeli subsidiary provides for monthly cash compensation of $7,500, reduced to $3,750 from October 1, 2018; and (ii) the agreement with Eyal Ben-Ami for serving as a Director provides for the payment of monthly cash compensation of $1,250, payable quarterly on the first day of each fiscal quarter.

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

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2018.

Option Grants

During the year ended December 31, 2018, the Board of Directors did not authorize the issuance of stock options to executive officers and directors to purchase shares of common stock.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2018 by our executive officers.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2018 and 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table depicts the beneficial ownership of our common stock as of March 28, 2019. The information provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)

Gadi Levin, CFO	-	0.00%
Moshav Azriel 108
Lev Hasharon, Israel

Eyal Ben-Ami, Director	-	0.00%
22 Ma’agal Shalom Street
Rishon Lezion, Israel

Alon Dayan, Director	-	0.00%
Shir Hashirim 39
Elakana, Israel

Kfir Silberman, Individually and as control person of L.I.A. Pure Capital Ltd. 20 Raoul Wallenberg St., Tel Aviv 6971916, Israel	9,680,991	8.74%

Lavi Karasny , Individually and as control person of Capitalink Ltd., 10 Pa’amoni Street Tel Aviv 6291806, Israel	9,353,064	8.45%

Amir Uziel, Individually and as control person of Amir Uziel Economic Consultant Ltd. 5 Shira Street Rishon Lezion 7580237, Israel	9,100,000	8.22%

Nir Reinhold , Individually and as control person of Buffalo Investments Ltd. Moshav Avigdor Israel 8380000	10,300,000	9.3%

Itschak Shrem, Individually and as control person of Attribute Ltd. 13 Hatikva Street Ramat Hasharon 472169, Israel	9,153,064	8.27%

(1) Applicable percentage ownership is based on 110,749,643 shares of common stock outstanding as of March 28, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Certain Related Party Transactions

Indebtedness of Management

During the year ended December 31, 2018 and 2017, we paid $148,910 and $ nil, respectively, in respect of consulting fees, to certain shareholders who beneficially own more than 5% of our Common Stock.

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2018 and 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed Halperin Ilanit as independent public accountant for the fiscal years ended December 31, 2018.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Halperin. Ilanit for the audit of the Registrant’s annual consolidated financial statements for the year ended December 31, 2018 and Brightman Almagor Zohar & Co. for the audit of the Registrant’s annual consolidated financial statements for the year ended December 31, 2017. Fees billed for other services rendered by Halperin Ilanit and Brightman Almagor Zohar & Co. during those periods.

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Audit fees (1)	$14,500	$43,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—

(1)	At 2018 Audit fees consist of audit and review services and at 2017 the Audit fees consist of audit and review services and the consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDARED FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to the Registrant's registration statement on Form S-1, filed with the SEC on August 5, 2015).
3.1(a)	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to the Registrant's registration statement on Form S-1, filed with the SEC on August 5, 2015).
3.1(b)	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to the Registrant's registration statement on Form S-1, filed with the SEC on August 5, 2015).
3.2	Bylaws, attached to the Registrant’s Form S-1 as filed with the SEC on August 5, 2015.
10.1	Share Exchange Agreement between the Registrant and Algomizer Ltd., dated February 7, 2019, filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on February 7, 2019.
10.2	2017 Employee Incentive Plan (incorporated by reference to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 17, 2018).
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

VIRTUAL CRYPTO TECHNOLOGIES, INC.

By:	/s/ Alon Dayan
Alon Dayan, Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2019

By:	/s/ Gadi Levin
Gadi Levin, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date: March 29, 2019

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alon Dayan
Alon Dayan, Chief Executive Officer

Date: March 29, 2019

