Form 10-Q
period 2019-03-31
Virtual Crypto Technologies, Inc.
filed 2019-05-15
CIK 797542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________________

Commission file number: 000-15746

VIRTUAL CRYPTO TECHNOLOGIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

11 Ha’amal Street, Rosh Ha’ayin, Israel	4809174
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +972 3-600-3375

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

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

On May 15, 2019, the registrant had 112,249,643 shares of common stock issued and outstanding.

VIRTUAL CRYPTO TECHNOLOGIES, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018	F-1
Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	F-2
Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2019 (Unaudited) and Year Ended December 31, 2018	F-3
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	F-4
Notes to Condensed Consolidated Financial Statements	F-5

3

Virtual Crypto Technologies, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$447,967	$499,919
Short term investment	-	17,242
Other receivable	12,842	41,516
Total current assets	460,809	558,677

Total assets	$460,809	$558,677

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$98,871	$13,115
Accounts payable interest payable	8,227	-
Employee payable	-	7,064
Short term portion of convertible notes (Note 2)	503,217	485,449
Liabilities held for sale	469,525	469,525
Total current liabilities	1,079,840	975,153

Total liabilities	1,079,840	975,153

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at March 2019	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 110,748,391 shares issued and outstanding at March 31, 2019 and December 31, 2018. (Note 3)	11,075	11,075
Accumulated other comprehensive income	(19,337)	(19,337)
Additional paid-in capital (Note 3)	41,100,794	41,218,691
Accumulated deficit	(41,711,563)	(41,626,905)
Total stockholders’ deficit	(619,031)	(416,476)
Total liabilities and stockholders’ deficit	$460,809	$558,677

The accompanying notes are an integral part of these interim financial statements.

Virtual Crypto Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months ended March 31, 2019 and 2018

(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018

Expenses:
Research and development	9,413	54,011
Sales and marketing	-	310,000
General and administrative	191,210	1,064,283
Total operating expenses	200,623	1,428,294
Loss from operations	(200,623)	(1,428,294)
Finance income (expense), net	115,965	(19,374,082)
Net loss	$(84,658)	$(20,802,376)
Basic and diluted net loss per share
Basic and diluted loss per share	$(0.00)	$(0.51)
Weighted average shares outstanding - basic and diluted	110,748,391	41,048,456

The accompanying notes are an integral part of these interim financial statements.

Virtual Crypto Technologies, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2019 and the Year Ended December 31, 2018

(Unaudited)

	Common		Preferred		Additional Paid-in	Receipt on Account of	Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Stock	Amount	Capital	Shares	Income	Deficit	deficit
Balance as of December 31, 2017	22,543,008	$2,255	529	$-	$14,968,925	$80,000	$(19,337)	$(16,620,419)	$(1,588,576)
Common stock and warrants issued for cash	27,697,855	2,770	-	-	1,938,180	-	-	-	1,940,950
Common stock issued for services	4,329,999	433			1,003,866				1,004,299
Warrants issued for services	-	-	-	-	146,376	-	-	-	146,376
Exercise of stock options	62,500	6	-	-	57	-	-	-	63
Issuance of new convertible note with a beneficial conversion feature	-	-	-	-	100,000	-	-	-	100,000
Change in the terms of Convertible Note	-	-	-	-	22,581,508	-	-	-	22,581,508
Partial conversion of convertible note to shares	55,543,600	5,554	-	-	549,836	-	-	-	555,390
Cancellation of Preferred Shares	-	-	(529)	-	(150,000)	-	-	-	(150,000)
Issuance of Shares in respect of proceeds received during 2017	571,429	57	-	-	79,943	(80,000)	-	-	-
Net loss for the year	-	-	-	-	-	-	-	(25,006,486)	(25,006,486)
Balance as of December 31, 2018	110,748,391	$11,075	-	$-	41,218,691	-	(19,337)	$(41,626,905)	$(416,476)
Warrants issued for services	-	-	-	-	28,035	-	-	-	28,035
Extension of convertible note	-	-	-	-	(145,932)	-	-	-	(145,932)

Net loss for the period	-	-	-	-	-	-	-	(84,658)	(84,658)
Balance as of March 31, 2019	110,748,391	$11,075	-	$-	$41,100,794	$-	$(19,337)	$(41,711,563)	$(619,031)

The accompanying notes are an integral part of these interim financial statements.

Virtual Crypto Technologies Inc

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Operating Activities:

Net loss	$(84,658)	$(20,802,376)
Shares issued for services	28,035	892,300
Finance (income) loss arising from change in terms of convertible notes	(145,932)	20,165,406
Increase in net liabilities for sale	-	445,611
Increase (decrease) in accounts payable and accrued expenses	78,692	(321,158)
Amortization of debt discount	17,768	-
Loss from marketable securities	2,635
Decrease in amounts due from related party	-	(721,530)
Increase in deferred revenues	-	50,000
Increase (decrease) in accrued interest	8,227	(65,924)
Increase in other receivables	28,674	12,122
Net cash used in operating activities	(66,559)	(345,549)
Investing Activities:
Selling of marketable securities	14,607	-
Net cash provided by investing activities	14,607	-

Financing Activities:
Proceeds from sale of common stock and warrants (net of issuance expenses)	-	1,575,072
Exercise of options	-	63
Issuance of Shares in respect of proceeds received during 2017	-	117,150
Issuance of convertible note	-	100,000
Net cash provided by financing activities	-	1,792,285

Net (decrease) increase in cash	(51,952)	1,446,736
Cash and cash equivalents - beginning of period	499,919	2,959
Cash and cash equivalents - end of period	$447,967	$1,449,695

Non-cash transactions:
Conversion to shares of convertible loans	-	85,218
Cancellation of preferred shares	-	(150,000)

The accompanying notes are an integral part of these financial statements.

Virtual Crypto Technologies, Inc.

For the Three Months Ended March 31, 2019 and 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. The Company and Significant Accounting Policies.

Organizational Background:

Virtual Crypto Technologies, Inc. (the “Company”) was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International, Inc. (“Zaxis”). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International, Inc. and the Company was reincorporated in Delaware under the name of Zaxis International, Inc. On December 30, 2014, Zaxis entered into an agreement with Emerald Medical Applications Ltd., a private limited liability company organized under the laws of the State of Israel (“Emerald Israel”).

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

Going Concern:

The Company has incurred significant operating losses and negative cash flows from operating activities in relation to its operations, since inception. While the Company raised approximately $1.9 million in the year ended December 31, 2018 to fund the operations of its New Subsidiary, the Company will require additional capital resources in order to support the commercialization of the New Subsidiary’s technology and operations and maintain its research and development activities related to the New Subsidiary’s technology. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the Company’s short and long-term requirements, or at all these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

Basis of Presentation and Significant Accounting Policies:

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

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 28, 2019 (the “Annual Report”).

F-6

Recent Accounting Standards announced

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments apply to reporting entities that are required to make disclosures about recurring or nonrecurring fair value measurements and should improve the cost, benefit, and effectiveness of the disclosures. ASU 2018-13 categorized the changes into those disclosures that were removed, those that were modified, and those that were added. The primary disclosures that were removed related to transfers between Level 1 and Level 2 investments, along with the policy for timing of transfers between levels. In addition, disclosing the valuation processes for Level 3 fair value measurements was removed. The amendments are effective for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company notes that this guidance will impact its disclosures beginning January 1, 2020.

Note 2. Convertible Notes.

The following convertible promissory notes bear interest at 1% per annually, are convertible at a price of $0.01 per share and are repayable through January 1, 2020.

	March 31, 2019	December 31, 2018

Principle	$503,217	$1,058,611
Conversion of convertible notes to shares	-	(555,394)
Accrued interest	8,227	-
Discount	-	(17,768)
Total	511,444	485,449

F-7

Note 3. Stockholders’ Equity.

The following table summarizes information of outstanding warrants issued to investors and consultants in exchange for their services as of March 31, 2019:

	Warrants	Warrant Term	Exercise Price	Exercisable
Investors – Class F (*) Warrants	2,142,857	April 2019	$0.14	2,142,857
Investors – Class G (*) Warrants	2,142,857	April 2019	$0.28	2,142,857
Investors - Class H Warrants	750,000	January 2020 -March 2020	$0.14	750,000
Investors - Class I Warrants	571,429	January 2020	$0.14	571,429

(*) Subsequent to the balance sheet date, these warrants expired.

F-8

Note 4. Related Party Transactions.

Other than transactions and balances related to cash and share based compensation to officers and directors and other than the issuances of convertible debt to certain investors, and payments in respect of consulting fees to certain shareholders with beneficial holdings of greater that 5% of $75,000 and $ nil during the three months ended March 31, 2019 and 2018, respectively, the Company did not have any transactions and balances with related parties and executive officers during these periods.

As a result of the issuance of the convertible notes in the prior years, certain may hold convertible notes allowing them to convert the notes in excess of 5% of the Company’s issued and outstanding shares of common stock. Accordingly, such investors may be deemed to be related parties under Item 404(a) of Regulation S-K. In addition, certain investors receive fees for consulting services provided to the Company, as noted above.

Note 5. Subsequent Events.

On May 2, 2019, the company issued 750,000 restricted shares to the Company’s CEO and 750,000 restricted shares to the Company’s CFO in the lieu of services provided to the Company. The fair value of the 1,500,000 restricted shares was $51,300.

F-9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of March 31, 2019 and 2018, and the related statements of comprehensive loss, statement of changes in stockholders’ equity (deficit) and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of the Company’s plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. These factors include those contained in section captioned “Risk Factors” of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019 (the “Annual Report”). The Company’s actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview and background

On January 17, 2018, Virtual Crypto Technologies, Inc. (the “Registrant” or “Company”) formed Virtual Crypto Technologies Ltd as a new wholly-owned subsidiary under the laws of the State of Israel (“Virtual Crypto Israel”) and appointed Mr. Alon Dayan, who has served as the Registrant’s Chief Executive Officer since June 30, 2018 and has been a member of the Company’s Board of Directors since March 14, 2018, as CEO of Virtual Crypto Israel. Virtual Crypto Israel was formed to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices (the “Products”).

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

Reverse Stock Split

On February 26, 2019, stockholders holding a majority of our outstanding shares of common stock approved an amendment to our certificate of incorporation in order to affect a reverse stock split of the of our common stock on a 1-for-15 basis. We intend to affect such reverse stock split once all approvals for such actions are obtained.

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

Results of Operations

Results of Operations During the Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

Our research and development expenses were $9,413 for the three months ended March 31, 2019, as compared to $54,011 during the same period in the prior year. The decrease was due to downsizing of the research and development team expenses and slowdown in the development for our virtual crypto products.

Our general and administrative expenses decreased to $191,210 for the three months ended March 31, 2019 as compared to $1,064,283 during the same period in the prior year. The significant decrease was due to non-cash consulting expenses in 2018 paid by way of issuances of the Company’s shares and warrants to certain consultants who assisted in the establishment of the new business.

Our marketing expenses decreased to $ nil for the three months ended March 31, 2019 as compared to $310,000 during the same period in the prior year. The significant decrease was due to the reduction in operations.

Interest income increased to $115,965 for the three months ended March 31, 2019, as compared to interest expenses of $19,374,082 during the same period in the prior year. The income during the period in 2019 was primarily as a result of the changes of the terms of certain convertible notes that occurred during the three months ended March 31, 2019. The significant expenses in 2018 is as a result of the changes of the terms of certain convertible notes that occurred during the three months ended March 31, 2018, primarily, the decrease in the conversion price per share from $0.14 to $0.01 per share.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2019 reflects current assets of $460,809 consisting of cash of $447,967 cash and other receivables of $12,842. We also have $1,079,840 in current liabilities consisting of $98,871 in accounts payable and accrued liabilities, $8,227 in accrued interest, short-term portion of convertible notes of $503,217 and liabilities held for sale of $469,525. As of December 31, 2018, we had current assets of $558,677 consisting of $499,919 in cash and other receivables of $41,516 and marketable securities of $17,242. As of December 31, 2018, we had $975,153 in current liabilities consisting of $13,115 in accounts payable and accrued liabilities, $7,064 employee payable, and short-term portion of convertible notes of $485,449 and liabilities held of sale in respect of our discontinued operations of $469,525.

We had negative working capital of $619,031 as of March 31, 2019, as compared to negative working capital of $416,476 at December 31, 2018. Our total liabilities as of March 31, 2019 were $1,079,840, as compared to $975,153 at December 31, 2018.

During the period ended March 31, 2019, we had negative cash flow from operations of $66,559, which was the result of a net loss of $84,658, decrease in provision for settlements of convertible loan of $145,932, increase in accrued interest and amortization of discount on convertible notes of $17,768 loss from marketable securities $2,635 and $28,035 shares and warrants issued for services, offset by net changes in working capital of $36,901.

During the period ended March 31, 2018, we had negative cash flow from continuing operations of $345,449, which was the result of a net loss of $20,802,376, increase in accrued interest and amortization of discount on convertible notes of $20,165,406 and $892,300shares and warrants issued for services, offset by net changes in working capital of $600,799.

During the three months ended March 31, 2019, we had positive cash flow from investing activities of $14,607 which was the result of selling marketable securities, as compared to nil at December 31, 2018.

During the period ended March 31, 2019, we had no cash flow effect from financing activities.

During the period ended March 31, 2018, we had positive cash flow from financing activities of $1,792,285, which was the result of $1,575,072 proceeds from issuance of equity, $117,150 of receipt on account of shares, $100,000 from the issuance of convertible notes and $63 for the eservice of options.

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

Going Concern:

The Company has incurred significant operating losses and negative cash flows from operating activities in relation to its operations, since inception. While the Company raised approximately $1.9 million in the year ended December 31, 2018 to fund the operations of its New Subsidiary, the Company will require additional capital resources in order to support the commercialization of the New Subsidiary’s technology and operations and maintain its research and development activities related to the New Subsidiary’s technology. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the Company’s short and long-term requirements, or at all these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures required by Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of March 31, 2019 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations, except as set forth below. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company, our common stock, our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect, other than as set forth below.

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

ITEM 1A. RISK FACTORS

See risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report filed on Form 10-K with the SEC March 29, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

On May 2, 2019 the Company issued 750,000 shares of its common stock to the Chief Executive Officer and 750,000 shares of its common stock to the Chief Financial Officer in consideration for services provided to the Company during the first quarter of 2019.

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

VIRTUAL CRYPTO TECHNOLOGIES, INC.

	By:	/s/ Alon Dayan
	Name:	Alon Dayan
	Title:	Chief Executive Officer
Date: May 15, 2019		(Principal Executive Officer)

	By:	/s/ Gadi Levin
	Name:	Gadi Levin
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 15, 2019

