Form 10-Q
period 2019-06-30
Viewbix Inc.
filed 2019-08-14
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________________

Commission file number: 000-15746

VIEWBIX INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

14 Aryeh Shenkar Street, Herzliya, Israel	4672514
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +972 9-774-1505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

On August 13, 2019, the registrant had 31,201,669 shares of common stock issued and outstanding.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	F-1
Condensed Consolidated Statements of Comprehensive Loss for the Six Months Ended June 30, 2019 and 2018 (Unaudited)	F-2
Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Six Months Ended June 30, 2019 (Unaudited) and Year Ended December 31, 2018	F-3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 (Unaudited)	F-4
Notes to Condensed Consolidated Financial Statements	F-5

3

Viewbix Inc. (Formerly known as Virtual Crypto Technologies, Inc.)

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$233,299	$499,919
Short term investment	-	17,242
Other receivable	18,944	41,516
Total current assets	252,243	558,677

Total assets	$252,243	$558,677

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$105,848	$13,115
Employee payable	-	7,064
Accrued interest payable	10,556	-
Short term portion of convertible notes (Note 2)	503,217	485,449
Liabilities held for sale	469,525	469,525
Total current liabilities	1,089,146	975,153

Total liabilities	1,089,146	975,153

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at June 2019	-	-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 7,485,695 shares issued and outstanding at June 30, 2019 and 7,385,695 December 31, 2018. (Note 3)	11,075	11,075
Accumulated other comprehensive income	(19,337)	(19,337)
Additional paid-in capital (Note 3)	41,152,094	41,218,691
Accumulated deficit	(41,980,735)	(41,626,905)
Total stockholders’ deficit	(836,903)	(416,476)
Total liabilities and stockholders’ deficit	$252,243	$558,677

The accompanying notes are an integral part of these interim financial statements.

Viewbix Inc. (Formerly known as Virtual Crypto Technologies, Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Six Months ended June 30, 2019	Six Months ended June 30, 2018	Three months ended June 30, 2019	Three months ended June 30, 2018

Revenues	$-	$-	$-	$-
Expenses:
Research and development	25,452	630,965	16,039	266,954
General and administrative	440,513	1,420,798	249,303	356,515
Total operating expenses	465,965	2,051,763	265,342	623,469

Loss from operations	(465,965)	(2,051,763)	(265,342)	(623,469)

Finance income (expense), net	112,135	(21,989,842)	(3,830)	(2,615,760)
Net loss	$(353,830)	$(24,041,605)	$(269,172)	$(3,239,229)
Basic and diluted net loss per share:	$(0.05)	$(6.93)	$(0.04)	$(0.77)
Weighted average shares outstanding - basic and diluted	7,416,087	3,468,745	7,448,865	4,227,972

The accompanying notes are an integral part of these interim financial statements.

Viewbix Inc. (Formerly known as Virtual Crypto Technologies, Inc.)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2019 and the Year Ended December 31, 2018

(Unaudited)

	Common		Preferred		Additional Paid-in	Receipt on Account of	Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Stock	Amount	Capital	Shares	Income	Deficit	deficit
Balance as of December 31, 2017	1,502,867	$2,255	529	$-	$14,968,925	$80,000	$(19,337)	$(16,620,419)	$(1,588,576)
Common stock and warrants issued for cash	1,846,524	2,770	-	-	1,938,180	-	-	-	1,940,950
Common stock issued for services	288,667	433			1,003,866				1,004,299
Warrants issued for services	-	-	-	-	146,376	-	-	-	146,376
Exercise of stock options	4,166	6	-	-	57	-	-	-	63
Issuance of new convertible note with a beneficial conversion feature	-	-	-	-	100,000	-	-	-	100,000
Partial conversion of convertible note to shares	3,705,376	5,554	-	-	549,836	-	-	-	555,390
Change in the terms of Convertible Note	-	-	-	-	22,581,508	-	-	-	22,581,508

Cancellation of Preferred Shares	-	-	(529)	-	(150,000)	-	-	-	(150,000)
Issuance of Shares in respect of proceeds received during 2017	38,095	57	-	-	79,943	(80,000)	-	-	-
Net loss for the year	-	-	-	-	-	-	-	(25,006,486)	(25,006,486)
Balance as of December 31, 2018	7,385,695	$11,075	-	$-	41,218,691	-	(19,337)	$(41,626,905)	$(416,476)
Common stock issued for services	100,000	-	-	-	51,300	-	-	-	51,300
Warrants issued for services	-	-	-	-	28,035	-	-	-	28,035
Extension of convertible note	-	-	-	-	(145,932)	-	-	-	(145,932)

Net loss for the period	-	-	-	-	-	-	-	(353,830)	(353,830)
Balance as of June 30, 2019	7,485,695	$11,075	-	$-	$41,152,094	$-	$(19,337)	$(41,980,735)	$(836,903)

The accompanying notes are an integral part of these interim financial statements.

Viewbix Inc. (Formerly known as Virtual Crypto Technologies, Inc.)

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Operating Activities:

Net loss	$(353,830)	$(24,041,605)
Amortization of debt discount	17,768	14,290
Interest and amortization of discount on convertible notes	-	523,481
(Profit) Loss from marketable securities	2,365	(8,323)
Shares and warrants issued for services	79,335	1,044,144
Finance loss arising from change in terms of convertible notes	(145,932)	21,472,897
Decrease in net liabilities for sale	-	(53,383)
Increase in accounts payable and accrued expenses	85,669	51,084
Increase in deferred revenues	-	50,000
Increase in accrued interest	10,556	-
Decrease in other receivables	22,572	12,222
Net cash used operating activities	(281,497)	(935,193)

Investing Activities:
Selling of marketable securities	14,877	-
Net cash provided by investing activities	14,877	-

Financing Activities:
Proceeds from sale of common stock and warrants (net of issuance expenses)	-	1,940,950
Exercise of options	-	63
Issuance of convertible note	-	100,000
Net cash provided by financing activities	-	2,041,013

Net increase in cash	(266,620)	1,105,820
Cash and cash equivalents - beginning of period	499,919	2,959
Cash and cash equivalents - end of period	$233,299	$1,108,779

Non-cash transactions:
Increase in deferred revenues against short-term investment	-	50,000
Issuance of shares in respect of proceeds received during 2017	-	(80,000)
Common stock issued pursuant to convertible note	-	85,218

The accompanying notes are an integral part of these financial statements.

Viewbix Inc. (Formerly known as Virtual Crypto Technologies, Inc.)

For the Three and Six Months Ended June 30, 2019 and 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. The Company and Significant Accounting Policies.

Organizational Background:

Viewbix Inc. (formerly known as Virtual Crypto Technologies, Inc.) (the “Company”) was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International, Inc. (“Zaxis”). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International, Inc. and the Company was reincorporated in Delaware under the name of Zaxis International, Inc. On December 30, 2014, Zaxis entered into an agreement with Emerald Medical Applications Ltd., a private limited liability company organized under the laws of the State of Israel (“Emerald Israel”).

On March 16, 2015, Zaxis and Emerald Israel executed a share exchange agreement, which closed on July 14, 2015, and Emerald Israel became the Company’s wholly-owned subsidiary. Emerald Israel was engaged in the business of developing Emerald Israel’s DermaCompare technology and the development, sale and service of imaging solutions utilizing its DermaCompare software for use in derma imaging and analytics for the detection of skin cancer.

On January 17, 2018, the Company formed a new wholly-owned subsidiary under the laws of the State of Israel, Virtual Crypto Technologies Ltd. (the “Subsidiary”), to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, personal computers (“PCs”) and/or mobile devices.

On February 7, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Algomizer Ltd. (TASE:ALMO), a company organized under the laws of the State of Israel (“Algomizer”), pursuant to which on the Closing Date, as defined below, Algomizer assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd. (“Viewbix Israel”) to the Company in exchange for shares of restricted common stock of the Company, representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis as of the Closing Date, following the conversion of convertible notes of the Company into shares of the Company’s restricted common stock, and which excludes warrants to purchase shares of the Company’s common stock expiring in 2020, with an exercise price representing a valuation of the Company equal to at least $30,000,000 (“Fully Diluted Share Capital”), and additional warrants as further described below. In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Algomizer an additional 1,642,193 shares of restricted common stock of the Company representing 5% of the Fully Diluted Share Capital immediately following the Closing Date.

On February 26, 2019, stockholders holding a majority of our outstanding shares of common stock approved to effect a reverse stock split of the of Company’s common stock on a 1-for-15 basis (“Reverse Stock Split”). The Reverse Stock Split became effective on May 20, 2019, upon which each fifteen (15) shares of company’s common stock were automatically converted, without any further action by stockholders, into one share of common stock. No fractional shares were issued as the result of the reverse stock split. Instead, each stockholder was entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the reverse stock split. All stock information in this Quarterly Report have been restated retroactively to reflect the effect of the Reverse Stock Split.

On July 24, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware reflecting its name change from Virtual Crypto Technologies, Inc. to Viewbix Inc. to reflect its new operations and business focus and, effective on August 7, 2019, FINRA approved the Registrant’s name change and its trading symbol was changed from VRCP to VBIX on the OTCQB.

On July 25, 2019 (the “Closing Date”), the Company issued 20,281,085 shares of its common stock to Algomizer in consideration for 99.83% holdings in Viewbix Israel, and 3,434,889 shares of its common stock to holders of convertible notes of which were converted upon the Closing Date. The shares of common stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to Algomizer to purchase the Company’s common stock, whereby (i) 3,649,318 of such warrants have an exercise price of $0.48, and (ii) 3,649,318 of such warrants have an exercise price of $0.80.

Going Concern:

The Company has incurred significant operating losses and negative cash flows from operating activities in relation to its operations, since inception. While the Company raised approximately $1.9 million in the year ended December 31, 2018 to fund the operations, the Company will require additional capital resources in order to support the commercialization of its products and operations and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the Company’s short and long-term requirements, or at all these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

Basis of Presentation and Significant Accounting Policies:

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

Note 2. Convertible Notes.

The following convertible promissory notes bear interest at 1% per annually, are convertible at a price of $0.15 per share and are repayable through January 1, 2020.

	June 30, 2019	December 31, 2018

Principle	$503,217	$1,058,611
Conversion of convertible notes to shares	-	(555,394)
Accrued interest	10,556	-
Discount	-	(17,768)
Total	513,773	485,449

As noted above, subsequent to the balance sheet date, on July 26, 2019, all the convertible notes were converted into 3,434,889 shares of the Company.

Note 3. Stockholders’ Equity.

On May 2, 2019, the Company issued 50,000 restricted shares to the Company’s CEO and 50,000 restricted shares to the Company’s CFO in the lieu of payment for services provided to the Company. The fair value of the 100,000 restricted shares was $51,300.

There were no issuances of warrants or options during the six month ended June 30, 2019.

The following table summarizes information of outstanding warrants as of June 30, 2019:

	Warrants	Warrant Term	Exercise Price	Exercisable
Investors – Class G Warrants	142,857	April 2020	$4.2	142,857
Investors - Class H Warrants	50,000	January 2020 - March 2020	$2.1	50,000
Investors - Class I Warrants	38,095	January 2020	$2.1	38,095

Note 4. Related Party Transactions.

Other than transactions and balances related to cash and share based compensation to officers and directors and other than the issuances of convertible debt to certain investors, and payments in respect of consulting fees to certain shareholders with beneficial holdings of greater that 5% of $150,000 and $ nil during the six months ended June 30, 2019 and 2018, respectively, the Company did not have any transactions and balances with related parties and executive officers during these periods.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of June 30, 2019 and 2018, and the related statements of comprehensive loss, statement of changes in stockholders’ equity (deficit) and statements of cash flows for the three and six months periods then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of the Company’s plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. These factors include those contained in section captioned “Risk Factors” of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019 (the “Annual Report”). The Company’s actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview and background

On January 17, 2018, Viewbix Inc. (formerly known as Virtual Crypto Technologies, Inc.) (“we”, “us”, “our”, the “Registrant” or the “Company”) formed Virtual Crypto Technologies Ltd. as a wholly-owned subsidiary under the laws of the State of Israel (“Virtual Crypto Israel”) and appointed Mr. Alon Dayan, who has served as the Registrant’s Chief Executive Officer since June 30, 2018 and has been a member of the Company’s Board of Directors since March 14, 2018, as CEO of Virtual Crypto Israel. Virtual Crypto Israel was formed to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices (the “Products”).

During the year ended December 31, 2018 and through the Closing Date of the Share Exchange Agreement (as defined below), the Company continued its development of the Products.

Recent Developments

Share Exchange Agreement

On February 7, 2019, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Algomizer Ltd., an Israeli Corporation (“Algomizer”), pursuant to which on the Closing Date, as defined below, Algomizer assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd., an Israeli corporation (“Viewbix Israel”), to us in exchange for shares of restricted common stock representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis, excluding certain warrants to purchase shares of common stock, which will expire in 2020 and with an exercise price representing a valuation equal to $30,000,000 (“Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the U.S by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the U.S. by Viewbix Israel, we will issue to Algomizer additional shares of restricted common stock of the Company representing 5% of the Fully Diluted Share Capital.

Furthermore, on the Closing Date, we issued to Algomizer: (i) warrants to purchase shares of restricted common stock with an exercise price representing a valuation for the Company of $15,000,000 on Fully Diluted Share Capital basis, representing 10% of the Fully Diluted Share Capital immediately following the Closing Date, which warrants will be exercisable for a period of ten (10) years, and (ii) warrants to purchase shares of restricted common stock with an exercise price representing a valuation for the Company of $25,000,000 on Fully Diluted Share Capital basis, representing 10% of the Fully Diluted Share Capital immediately following the Closing Date, which latter warrants will be exercisable for a period of ten (10) years.

The closing of the Share Exchange Agreement was conditioned upon us filing an amendment to our certificate of incorporation to change the Company’s name to Viewbix Inc. (the “Name Change”), effecting a reverse split of our shares of common stock at a ratio of 1:15 (the “Reverse Stock Split”), converting our outstanding convertible notes into shares of restricted common stock, and Algomizer obtaining a tax pre-ruling from the Israeli Tax Authority relating to the Share Exchange Agreement (“Israeli Tax Ruling”).

On February 26, 2019, stockholders holding a majority of our outstanding shares of common stock approved an amendment to our certificate of incorporation in order to effect the Reverse Stock Split. The Reverse Stock Split became effective on May 20, 2019, upon which each fifteen (15) shares of our common stock were automatically converted, without any further action by our stockholders, into one share of common stock. No fractional shares were issued as the result of the reverse stock split. Instead, each stockholder was entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the reverse stock split. All stock information in this Quarterly Report have been restated retroactively to reflect the effect of the Reverse Stock Split.

On July 24, 2019, the Registrant filed a separate Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware to effect the Name Change, thereby reflecting our new operations and business focus and, effective on August 7, 2019, FINRA approved the Registrant’s Name Change and its trading symbol was changed from VRCP to VBIX on the OTCQB.

On July 25, 2019 (the “Closing Date”), the Company completed the transaction and issued 20,281,085 shares of its common stock to Algomizer in consideration for 99.83% holdings in Viewbix Israel, and 3,434,889 shares of its common stock to holders of convertible notes of which were converted upon the Closing Date. The shares of common stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to Algomizer to purchase the Company’s common stock, whereby (i) 3,649,318 of such warrants have an exercise price of $0.48, and (ii) 3,649,318 of such warrants have an exercise price of $0.80.

Viewbix Israel, through its ViewBix Studio, provides its clients with a video engagement platform designed to add enhanced branding and interactive elements – from call-to-action buttons to email captures – to digital videos. ViewBix Studio is simple, intuitive and requires no coding experience, thereby enabling clients to enhance videos and publish them across any platform, for any device in just minutes. Videos enhanced by Viewbix Israel are compatible with existing ad serving, measurement and analytics platforms and easily work within existing agency or client processes for launching advertising campaigns. Beyond adding interactions to video, Viewbix Israel uses second-by-second measurement of engagements to uncover contextual insights as to what, when and how users are engaging or responding to brand messaging.

On July 25, 2019, Mr. Eyal Ben Ami notified the Company that he resigns from the Company’s board of directors effective immediately prior to and contingent upon the Closing. Mr. Ben Ami’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On July 25, 2019, Mr. Alon Dayan, the Company’s currently serving chief executive officer, and Mr. Gadi Levin, the Company’s currently serving chief financial officer, each tendered their resignations from their respective positions effective immediately prior to and contingent upon the Closing. Mr. Dayan will continue to serve the Company as a member of the Company’s board of directors and Mr. Levin will transition to the role of senior accounting consultant.

On July 25, 2019, Mr. Noam Band, 48, was appointed to the Company’s board of directors, where he will assume the role of chairman of the board of directors. Since 2013, Mr. Band has served as Algomizer’s chief executive officer and chairman of its board of directors. Mr. Band holds both a B.A. in economics and an MBA from the Hebrew University in Jerusalem.

On July 25, 2019, Mr. Jonathan Stefansky, 47, was elected to the Company’s board of directors and appointed as the Company’s chief executive officer. Mr. Stefansky previously co-founded Viewbix Israel and currently serves as its chief executive officer. Mr. Stefansky holds a B.A. in management information systems from Yeshiva University, New York, and an MBA from Baruch College’s Zicklin School of Business, New York.

On July 25, 2019, Mr. Amihay Hadad, 42, was appointed by the Company’s board of directors to serve as the Company’s chief financial officer. From 2011 until 2018, Mr. Hadad served as the chief financial officer of Yedioth Internet and thereafter was appointed as chief financial officer of Algomizer. Mr. Hadad holds both a B.A. and an MBA from the College of Management Academic Studies in Rishon LeZion, Israel, and an M.A. in law from Bar-Ilan University, Israel. Mr. Hadad is also a certified public accountant in Israel.

On July 25, 2019, Mr. Hillel Scheinfeld, 48, was appointed by the Company’s board of directors to serve as the Company’s chief operating officer. Mr. Scheinfeld co-founded Viewbix Israel in 2007, and thereafter served as its chief operating officer. Mr. Scheinfeld holds a B.S. in finance from Yeshiva University, New York.

There are no arrangements or understandings between Mr. Band, Mr. Stefansky, Mr. Hadad or Mr. Scheinfeld, respectively, and any other persons, pursuant to which each of them was selected as a director or officer of the Company. There are no additional current or proposed transactions between the Company and Mr. Band, Mr. Stefansky, Mr. Hadad or Mr. Scheinfeld, respectively, or any of their immediate family members that would require disclosure under Item 404(a) of Regulation S-K.

Pursuant to the Israeli Tax Ruling, the Registrant ceased the options of Virtual Crypto Israel upon the Closing Date of the Share Exchange Agreement.

No new compensatory arrangements were entered into in connection with the aforementioned leadership changes.

The appointment of the new directors came into effect ten (10) days subsequent to the Closing Date.

Results of Operations

Results of Operations During the Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018

Our research and development expenses were $16,039 for the three months ended June 30, 2019, as compared to $266,954 during the same period in the prior year. The decrease was due to downsizing of the research and development team expenses and slowdown in the development for our virtual crypto products.

Our general and administrative expenses decreased to $249,303 for the three months ended June 30, 2019 as compared to $356,515 during the same period in the prior year. The decrease in 2019 was due to non-cash consulting expenses in 2018 paid by way of issuances of the Company’s shares and warrants to certain consultants who assisted in the establishment of the virtual crypto business.

Interest expense decreased to $3,830 for the three months ended June 30, 2019, as compared to interest expenses of $2,615,760 during the same period in the prior year. The income during the period in 2019 was primarily as a result of the changes of the terms of certain convertible notes that occurred during the three months ended June 30, 2019. The significant expenses in 2018 is as a result of the changes of the terms of certain convertible notes that occurred during the three months ended June 30, 2018, primarily, the decrease in the conversion price per share from $2.1 to $0.15 per share.

Results of operations during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018

Our research and development expenses were $25,452 for the six months ended June 30, 2019, as compared to $630,965 during the same period in the prior year. The increase was due to research and development expenses incurred as a result of the development for our virtual crypto products.

Our general and administrative expenses decreased to $440,513 for the six months ended June 30, 2019, as compared to $1,420,798 during the same period in the prior year. The decrease in 2019 was due to non-cash consulting expenses paid via the issuances of the Company’s shares of common stock and warrants in 2018 to certain consultants who assisted in the establishment of our virtual crypto operations.

Interest income increased to $112,135 for the six months ended June 30, 2019, as compared to an expense of $21,989,842 during the same period in the prior year. The income during the period in 2019 was primarily as a result of the changes of the terms of certain convertible notes that occurred during the six months ended June 30, 2019. The significant expenses in 2018 is as a result of the changes of the terms of certain convertible notes that occurred during the six months ended June 30, 2018, primarily, the decrease in the conversion price per share from $0.14 to $0.01 per share.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2019 reflects current assets of $252,243 consisting of cash of $233,299 cash and other receivables of $18,944. We also have $1,089,146 in current liabilities consisting of $105,848 in accounts payable and accrued liabilities, $10,556 in accrued interest payable, short-term portion of convertible notes of $503,217 and liabilities held for sale of $469,525. As of December 31, 2018, we had current assets of $558,677 consisting of $499,919 in cash and other receivables of $41,516 and short-term investment of $17,242. As of December 31, 2018, we had $975,153 in current liabilities consisting of $13,115 in accounts payable and accrued liabilities, $7,064 employee payable, short-term portion of convertible notes of $485,449 and liabilities held of sale in respect of our discontinued operations of $469,525.

We had negative working capital of $836,903 as of June 30, 2019, as compared to negative working capital of $416,476 at December 31, 2018. Our total liabilities as of June 30, 2019 were $1,089,146, as compared to $975,153 at December 31, 2018.

During the period ended June 30, 2019, we had negative cash flow from operations of $281,497, which was the result of a net loss of $353,830, decrease in provision for settlements of convertible loan of $145,932, increase in accrued interest and amortization of discount on convertible notes of $17,768 loss from marketable securities $2,635 and $79,335 shares and warrants issued for services, offset by net changes in working capital of $118,797.

During the period ended June 30, 2018, we had negative cash flow from operations of $935,193, which was the result of a net loss of $24,041,605, depreciation expense of $14,290, increase in accrued interest and amortization of discount on convertible notes of $523,481, increase in provision for settlements of convertible loan of $21,472,897, $1,044,144 worth of shares and warrants issued for services, $50,000 in proceeds from deferred revenues, and gain from marketable securities of $8,323, offset by net changes in working capital of $9,923.

During the three months ended June 30, 2019, we had positive cash flow from investing activities of $14,607 which was the result of selling marketable securities, as compared to nil at June 30, 2018.

During the period ended June 30, 2019, we had no cash flow effect from financing activities.

During the period ended June 30, 2018, we had positive cash flow from financing activities of $2,041,013, which was the result of $1,940,950 received from sale of common stock and related warrants (net of issuance expenses), $100,000 received from the issuance of short-term convertible notes, and $63 from the exercise of options.

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

Going Concern:

The Company has incurred significant operating losses and negative cash flows from operating activities in relation to its operations, since inception. While the Company raised approximately $1.9 million in the year ended December 31, 2018 to fund the operations, the Company will require additional capital resources in order to support the commercialization of the its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the Company’s short and long-term requirements, or at all these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures required by Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of June 30, 2019 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2019, Viewbix Israel was named as a co-defendant in a civil lawsuit filed with the Jerusalem District Court by three shareholders of Viewbix Israel (the “Shareholders”), alleging that they were entitled to receive certain preferred shares in Viewbix Israel, pursuant to a certain 2007 loan agreement by and between Viewbix Israel and the petitioning shareholders, following the sale of Viewbix Israel shares to Algomizer (the “Conversion”). The Shareholders have sought declaratory recourse from the Court, through which the Shareholders demand, inter alia, shares in Algomizer on a post-Conversion basis or a form of alternative compensation.

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

On January 29, 2018, the Registrant transferred the ordinary shares of the Registrant’s former Israeli subsidiary, Emerald IL to Attorney Eviatar Knoller, Esq., with offices at 20 Lincoln, Tel Aviv-Jaffa 6713412, as trustee (the “Trustee”). The purpose of the transfer of the management shares to the Trustee, pursuant to resolution of the Registrant’s Board of Directors, was to enable the Trustee to liquidate the management shares and/or the assets of Emerald IL to satisfy its debts and satisfy its financial obligations to former employees. As a result, the former employees of Emerald IL commenced an action in a court of competent jurisdiction in Israel to liquidate Emerald IL and use any assets to satisfy the debts owed to the former employees.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

On May 2, 2019 the Company issued 50,000 shares of its common stock to the Chief Executive Officer and 50,000 shares of its common stock to the Chief Financial Officer in consideration for services provided to the Company during the first quarter of 2019.

On July 25, 2019, the Closing Date of the Share Exchange Agreement, the Company issued 20,281,085 shares of its common stock to Algomizer in consideration for 99.83% holdings in Viewbix Israel, and 3,434,889 shares of its common stock to holders of convertible notes of which were converted upon the Closing Date. The shares of common stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to Algomizer to purchase the Company’s common stock, whereby (i) 3,649,318 of such warrants have an exercise price of $0.48, and (ii) 3,649,318 of such warrants have an exercise price of $0.80.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.INS	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

	By:	/s/ Jonathan Stefansky
	Name:	Jonathan Stefansky
	Title:	Chief Executive Officer
Date: August 14, 2019		(Principal Executive Officer)

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 14, 2019

