Form 10-Q
period 2019-09-30
Viewbix Inc.
filed 2019-11-13
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

On November 13, 2019, the registrant had 31,201,669 shares of common stock issued and outstanding.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

Viewbix Inc. (Formerly known as Virtual Crypto Technologies, Inc.)

Condensed Consolidated Balance Sheets

U.S. dollars in thousands (except share and per share data)

		As of September 30	As of December 31
	Note	2019	2018
		Unaudited

ASSETS

CURRENT ASSETS
Cash and cash equivalents		$166	$51
Restricted cash		-	2
Trade receivables		-	15
Prepaid expenses		3	7
Other accounts receivable	2	61	78

Total current assets		$230	$153

NON CURRENT ASSETS
Property and equipment, net	3	$5	$5

Total assets		$235	$158

Viewbix Inc. (Formerly known as Virtual Crypto Technologies, Inc.)

Condensed Consolidated Balance Sheets (continued)

U.S. dollars in thousands (except share and per share data)

		As of September 30	As of December 31
	Note	2019	2018
		Unaudited
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables		$43	$19
Payable to parent company	6	1,336	789
Other accounts payables and accrued liabilities	4	167	25

Total current liabilities		$1,546	$833

Commitments and contingencies	7

TEMPORARY EQUITY (Viewbix Ltd, pre - Recapitalization Transaction)(**)
Preferred A-1 shares of NIS 0.01 par value - Authorized: 199,929 shares as of September 30, 2019 and December 31, 2018; Issued and outstanding: None and 199,870 shares as of September 30, 2019 and December 31, 2018, respectively		$-	$ *
Preferred A-2 shares of NIS 0.01 par value - Authorized: 4,881,762 shares as of September 30, 2019 and December 31, 2018; Issued and outstanding: None and 4,881,654 shares as of September 30, 2019 and December 31, 2018, respectively		-	10
Preferred B shares of NIS 0.01 par value - Authorized: 4,556,154 shares as of September 30, 2019 and December 31, 2018; Issued and outstanding: None and 4,556,094 shares as of September 30, 2019 and December 31, 2018, respectively		-	9
Preferred C shares of NIS 0.01 par value: Authorized: 12,141,116 shares as of September 30, 2019 and December 31, 2018; Issued and outstanding: None and 7,222,305 shares as of September 30, 2019 and December 31, 2018, respectively		-	15
Preferred C-1 shares of NIS 0.01 par value: Authorized: 2,756,158 shares as of September 30, 2019 and December 31, 2018; Issued and outstanding: None and 2,755,706 shares as of September 30, 2019 and December 31, 2018, respectively		-	11
Preferred C-2 shares of NIS 0.01 par value: Authorized: 454,383 shares as of September 30, 2019 and December 31, 2018; Issued and outstanding: None and 392,407 shares as of September 30, 2019 and December 31, 2018, respectively		-	1
Total temporary equity		$-	$46

STOCKHOLDERS’ DEFICIT	5

Share Capital (**)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2019		$-	$-
Common stock, $0.0001 par value; 490,000,000 shares authorized; 31,201,669 shares issued and outstanding at September 30, 2019 and 273,049 December 31, 2018		3	1
Additional paid-in capital		13,015	12,872
Accumulated deficit		(14,329)	(13,594)

Total stockholders’ deficit		$(1,311)	$(721)

Total liabilities, temporary equity and stockholders’ deficit		$235	$158

(*) Represents an amount less than $1.

(**) The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Viewbix Inc. (Formerly known as Virtual Crypto Technologies, Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

U.S. dollars in thousands (except share and per share data)

	Note	Nine months ended September 30, 2019	Nine months ended September 30, 2018	Three months ended September 30, 2019	Three months ended September 30, 2018
		Unaudited		Unaudited

Revenues		$139	$193	$63	$44
Cost of revenues		4	65	1	9
Gross profit		135	128	62	35
Expenses:
Research and development		170	193	82	93
Sales and marketing		199	144	57	64
General and administrative		422	101	190	53
Total operating expenses		791	438	329	210

Loss from operations		(656)	(310)	(267)	(175)
Finance income	8	4	-	1	-
Finance expense	8	(64)	(1)	(22)	(15)
Loss Before taxes on income		(716)	(311)	(288)	(190)
Taxes on income		19	-	(4)	-
Net Loss		$(735)	$(311)	$(284)	$(190)
Basic and diluted net loss per share:		$(0.09)	$(1.14)	$(0.01)	$(0.70)
Weighted average shares outstanding - basic and diluted(*)		7,891,496	273,049	23,044,670	273,049

(*) The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Viewbix Inc. (Formerly known as Virtual Crypto Technologies, Inc.)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the nine months ended September 30, 2019

U.S. dollars in thousands (except share and per share data)

(Unaudited)

	(pre Recapitalization Transaction Viewbix Ltd)													Total			Additional	Accumulated
	Preferred A-1			Preferred A-2		Preferred B		Preferred C		Preferred C-1		Preferred C-2		temporary	Ordinary shares		paid-in	stockholders’	Total
	Number	Amount		Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	equity	Number	Amount	capital	deficit	deficit
Balance as of January 1, 2019	199,870	$	*	4,881,654	$10	4,556,094	$9	7,222,305	$15	2,755,706	$11	$1	392,407	$46	273,049	$1	$12,872	(13,594)	$(721)

Net loss for the period	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$(451)	$(451)

Balance as of June 30, 2019	199,870	$	*	4,881,654	$10	4,556,094	$9	7,222,305	$15	2,755,706	$11	$1	392,407	$46	273,049	$1	$12,872	$(14,045)	$(1,172)

Effect of reverse recapitalization	(199,870)		(*)	(4,881,654)	(10)	(4,556,094)	(9)	(7,222,305)	(15)	(2,755,706)	(11)	(1)	(392,407)	(46)	30,928,620	2	143	-	$145

Net loss for the period	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(284)	(284)

Balance as of September 30, 2019 (unaudited)	-		-	-	-	-	-	-	-	-	-	-	-	-	31,201,669	$3	$13,015	$(14,329)	$(1,311)

	(pre Recapitalization Transaction Viewbix Ltd)													Total			Additional	Accumulated
	Preferred A-1			Preferred A-2		Preferred B		Preferred C		Preferred C-1		Preferred C-2		temporary	Ordinary shares		paid-in	stockholders’	Total
	Number	Amount		Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	equity	Number	Amount	capital	deficit	deficit
Balance as of January 1, 2018	199,870	$	*	4,881,654	$10	4,556,094	$9	7,222,305	$15	2,755,706	$11	-	392,407	$45	273,049	$1	$12,623	$(13,019)	$(395)

Net loss for the period	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(121)	(121)

Balance as of June 30, 2018	199,870	$	*	4,881,654	$10	4,556,094	$9	7,222,305	$15	2,755,706	$11	-	392,407	$45	273,049	$1	$12,623	$(13,140)	$(516)

Net loss for the period	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(190)	(190)

Balance as of September 30, 2018 (unaudited)	199,870	$	*	4,881,654	$10	4,556,094	$9	7,222,305	$15	2,755,706	$11	-	392,407	$45	273,049	$1	$12,623	$(13,330)	$(706)

(*) The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Viewbix Inc. (Formerly known as Virtual Crypto Technologies, Inc.)

Condensed Consolidated Statements of Cash Flows

For the three and nine months ended September 30, 2019 and 2018

U.S. dollars in thousands (except share and per share data)

(Unaudited)

	For the nine months ended September 30		For the three months ended September 30
	2019	2018	2019	2018
	Unaudited		Unaudited

Cash flows from operating activities

Net loss for the period	$(735)	$(311)	$(284)	$(190)

Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation	1	2	-	1

Changes in assets and liabilities:
Decrease in trade receivables and prepaid expenses	19	28	3	7
Decrease (increase) in other accounts receivable	37	-	(2)	-
Increase (decrease) in trade payables	13	(46)	(17)	(25)
Increase (decrease) in other accounts payables and accrued liabilities	58	(62)	(6)	(14)
Increase in payable to parent company	547	437	262	223

Net cash provided by (used in) operating activities	(60)	48	(44)	2

Cash flows from investing activities

Purchase of property and equipment	(2)	-	(2)	-
Proceeds from sale of property and equipment	1	-	1	-

Net cash used in investing activities	(1)	-	(1)	-

Cash flows from financing activities

Cash acquired in connection with the reverse recapitalization	174	-	174	-

Net cash provided by financing activities	174	-	174	-

Increase in cash and cash equivalents and restricted cash	113	48	130	2

Cash and cash equivalents and restricted cash at the beginning of the period	53	24	36	70

Cash and cash equivalents and restricted cash at the end of the period	$166	$72	$166	$72

The accompanying notes are an integral part of these condensed consolidated financial statements.

Viewbix Inc. (Formerly known as Virtual Crypto Technologies, Inc.)

Condensed Consolidated Statements of Cash Flows

For the Three and nine months Ended September 30, 2019 and 2018

U.S. dollars in thousands (except share and per share data)

(Unaudited)

Supplemental information for Cash Flow:

As of July 25, 2019

Assets acquired (liabilities assumed):

Current assets excluding cash and cash equivalents	$20
Current liabilities	(95)
Reverse recapitalization effect on equity	(99)

Cash acquired in connection with Recapitalization Transaction	$174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Viewbix Inc. (Formerly known as Virtual Crypto Technologies, Inc.)

For the Three and nine months Ended September 30, 2019 and 2018

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

(Unaudited)

Note 1. The Company and Significant Accounting Policies.

Organizational Background:

Viewbix Inc. (formerly known as Virtual Crypto Technologies, Inc.) (the “Company” or the “Registrant”) was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International, Inc. (“Zaxis”). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International, Inc. and the Company was reincorporated in Delaware under the name of Zaxis International, Inc. On December 30, 2014, Zaxis entered into an agreement with Emerald Medical Applications Ltd., a private limited liability company organized under the laws of the State of Israel (“Emerald Israel”).

On March 16, 2015, Zaxis and Emerald Israel executed a share exchange agreement, which closed on July 14, 2015, and Emerald Israel became the Company’s wholly-owned subsidiary. Emerald Israel was engaged in the business of developing Emerald Israel’s DermaCompare technology and the development, sale and service of imaging solutions utilizing its DermaCompare software for use in derma imaging and analytics for the detection of skin cancer. On January 29, 2018, the Company ceased the DermaCompare operations of its former subsidiary.

On January 17, 2018, the Company formed a new wholly-owned subsidiary under the laws of the State of Israel, Virtual Crypto Technologies Ltd. (the “Subsidiary”), to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, personal computers (“PCs”) and/or mobile devices.

Transaction with Algomizer Ltd (the “Recapitalization Transaction”)

On February 7, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Algomizer Ltd. (TASE:ALMO), a company organized under the laws of the State of Israel (“Algomizer”), pursuant to which on the Closing Date, as defined below, Algomizer assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd. (“Viewbix Israel”) to the Company in exchange for shares of restricted common stock of the Company, representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis as of the Closing Date excluding certain warrants to purchase shares of the Company’s common stock expiring in 2020 and additional warrants as further described below. In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Algomizer an additional 1,642,193 shares of restricted common stock of the Company representing 5% of the Fully Diluted Share Capital immediately following the Closing Date.

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

On July 25, 2019 (the “Closing Date”), the Company issued 20,281,085 shares of its common stock to Algomizer in consideration for 99.83% holdings in Viewbix Israel, and 3,434,889 shares of its common stock to holders of convertible notes which were converted upon the Closing Date. The shares of common stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to Algomizer to purchase the Company’s common stock, whereby (i) 3,649,318 of such warrants have an exercise price of $0.48, and (ii) 3,649,318 of such warrants have an exercise price of $0.80.

As a result of the Recapitalization Transaction, Viewbix Israel became a wholly owned subsidiary of the Company. As the shareholders of Viewbix Israel received the largest ownership interest in the Company, Viewbix Israel was determined to be the “accounting acquirer” in the Recapitalization Transaction. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Viewbix Israel. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

The Company and its subsidiaries are collectively referred to as the “Company”. Viewbix Israel was incorporated on February 2006 in Israel. The Company has developed an interactive video platform based on Software as a Service (“SaaS”) business model with interactive elements, and the ability to collect and analyze information about each interactive action performed during the viewing of the video clip. The interactive elements and information gathered, allowing the advertiser to analyze user viewing habits and optimize real-time throughout the campaign while increasing the effectiveness of online and live video advertising.

Going Concern:

The Company has incurred $735 in net loss for the nine months ended September 30, 2019, has $1,311 stockholders’ deficit as of September 30, 2019 and $721 in total stockholders’ deficit as of December 31, 2018 and $60 in negative cash flows from operations for the nine months ended September 30, 2019. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes raising funds from outside potential investors. However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

Basis of Presentation and Significant Accounting Policies:

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. The financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes of Viewbix Israel for the year ended December 31, 2018.

The result of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other future period.

Note 2.	Other Accounts receivables

Composition:

	As of September 30	As of December 31
	2 0 1 9	2 0 1 8
	Unaudited

Government authorities	$44	$78
Other	17	-
	$61	$78

Note 3	Property and equipment

Composition:

	As of September 30	As of December 31
	2 0 1 9	2 0 1 8
	Unaudited

Cost:
Computers and related equipment	$36	$34
Office furniture and equipment	8	9
	44	43

Accumulated depreciation	39	38

Net book value	$5	$5

Note 4	Other accounts payable and accrued liabilities

Composition:

	As of September 30	As of December 31
	2 0 1 9	2 0 1 8
	Unaudited

Other payables and deferred revenues	$62	$25
Other	105	-
	$167	$25

Note 5. Temporary Equity and Stockholders’ deficit.

Composition

	As of September 30		As of December 31
	2019		2018(*)
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	Unaudited
	Number of shares

Ordinary shares	490,000,000	31,201,669	490,000,000	273,049

Temporary Equity

Preferred A-1 shares	-	-	199,929	199,870
Preferred A-2 shares	-	-	4,881,762	4,881,654
Preferred B shares	-	-	4,556,154	4,556,094
Preferred C shares	-	-	12,141,116	7,222,305
Preferred C-1 shares	-	-	2,756,158	2,755,706
Preferred C-2 shares	-	-	454,383	392,407
	-	-	24,989,502	20,008,036

(*) The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

Voting rights:

Ordinary shares confer the right to participate in the general meetings, to one vote per share for any purpose, to an equal part, on share basis, in distribution of dividends and to equally participate, on share basis, in distribution of excess of assets and funds from the Company and they shall not confer other privileges unless stated hereunder or in the Companies Law otherwise. Some investors have standard anti-dilutive rights, registration rights, and information and representation rights.

A preferred shareholder shall have one vote for each ordinary share that would have been received if preference shares had been converted into ordinary shares.

Preferred shares:

Preferred shares may be converted into ordinary shares at any time. The preferred shares shall be automatically converted into ordinary shares if (a) the holders of at least (i) 67% (sixty seven percent) of the issued and outstanding Preferred C/C-1 shares, (ii) a majority of the issued and outstanding Preferred B shares, and (iii) a majority of the issued and outstanding Preferred A shares, so agree in writing; or (b) in the event of an IPO.

The conversion price for any class or series of preferred share shall be subject to adjustment, as follows: at any time, upon each issuance or deemed issuance by the Company of any new securities at a price per share less than the applicable conversion price in effect on the date of and immediately prior to the issuance of such new securities, the conversion price shall be reduced.

Preferred shares have priority in the distribution of dividends and upon liquidation in accordance with the Company’s Articles of Association (“AOA”). These rights may be changed if a meeting of the Company’s stockholders gather up and decides on a change of regulations in this context.

The preference mechanism for liquidation and the distribution of dividends gives priority to the most recent preferred stockholders.

The preferred shares are convertible into 16,199,520 ordinary shares of the Company.

Redemption

The Company’s AOA do not provide redemption rights to the holders of the preferred shares. In the event of a liquidation event, all the funds and assets of the Company available for distribution among all the stockholders shall be distributed based on a certain mechanism as described in the Company’s AOA. Although the preferred shares are not redeemable, in the event of certain “deemed liquidation events” that are not solely within the Company’s control (including merger, acquisition, or sale of all or substantially all of the Company’s assets), the holders of the preferred shares would be entitled to preference amounts paid before distribution to other stockholders (as explained in the previous paragraph) and hence effectively redeeming the preference amount. In accordance with ASR 268 and ASC 480 “Distinguishing Liabilities from Equity”, the Company’s preferred shares are classified outside of stockholders’ deficit as a result of these in-substance contingent redemption rights. As of December 31, 2018 and 2017, the Company did not adjust the carrying values of the convertible preferred shares to the deemed liquidation values of such shares since a liquidation event was not probable of occurring.

Share Exchange

As detailed in Note 1, as part of the Recapitalization Transaction in July 2019, the Company issued 30,928,620 common shares in exchange for 99.83% of the issued and outstanding ordinary shares and all the preferred shares of Viewbix Israel. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

Warrants

The following table summarizes information of outstanding warrants as of September 30, 2019:

	Warrants	Warrant Term	Exercise Price	Exercisable
Class G Warrants	142,857	April 2020	$4.2	142,857
Class H Warrants	50,000	January 2020 - March 2020	$2.1	50,000
Class I Warrants	38,095	January 2020	$2.1	38,095
Class J Warrants	3,649,318	July 2029	$0.48	3,649,318
Class K Warrants	3,649,318	July 2029	$0.80	3,649,318

In connection with the Share Exchange Agreement, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Algomizer an additional 1,642,193 shares of restricted common stock of the Company.

Note 6.	Related Party Transactions.

Balances:

	September 30,	December 31,
	2 0 1 9	2 0 1 8

Algomizer - Payable	$1,336	$789

In May, 2018, Viewbix Israel and Algomizer entered into an agreement, pursuant to which the parties agreed to have the Viewbix Israel’s operations outsourced to Algomizer from the date of the agreement (the “Algomizer Agreement”). The following terms were included in the agreement:

(a)	As of May 2018 all of the Company’s employees became employees of Algomizer.

(b)	Between the periods of May 2018 to October 2018, Algomizer charged Viewbix all the expenses incurred in respect of these employees (see (a) above) as well as other related expenses.

(c)	From November 2018 until the Closing Date, the employees that transferred from the Company to Algomizer dedicated half of their time to the Company’s operations and correspondingly 50% of the costs are to be incurred by Algomizer in respect of these employees are to be charged to the Company.

(d)	From the Closing Date, 100% of the costs will be dedicated to the Company and 100% of the costs will be incurred by Viewbix in respect of these employees

No amounts were paid by the Company to Algomizer during 2019 and 2018 in respect of the above, which resulted in a parent company payable of $789 as of December 31, 2018 and $1,336 as of September 30, 2019.

Note 7.	Commitments, contingencies and legal proceedings

On August 7, 2019, Viewbix Israel was named as a co-defendant in a civil lawsuit filed with the Jerusalem District Court by three Shareholders of Viewbix Israel (the “Shareholders”), alleging that they were entitled to receive certain preferred shares in Viewbix Israel, pursuant to a certain 2007 loan agreement by and between Viewbix Israel and the petitioning Shareholders, following the sale of Viewbix Israel shares to Algomizer (the “Conversion”). The Shareholders have sought declaratory recourse from the Court, through which the Shareholders demand, inter alia, shares in Algomizer on a post-Conversion basis or a form of alternative compensation. In the opinion of the Company’s management, the plaintiffs’ claims are based on incorrect assumptions and deals with the distribution of shares between the plaintiffs and the other former stockholders of the Company before the Recapitalization Transaction, resulting in a consideration coming to the applicants following the Recapitalization Transaction. Therefore, management of the Company and its legal advisers believe the any material exposure to the Company is remote.

In April 2017, a lawsuit was filed with the Tel Aviv District Court (the “District Court”) by Mr. Wayn claiming certain damages to the total amount of $100,000, under the assertion of wrongful dismissal by the Company and Emerald Israel. The Registrant believes these claims to be unsubstantiated and wholly without merit and intends to defend itself against these claims. Following the Liquidation Order, as defined below, the District Court dismiss the case against the Registrant.

In December 2017, a liquidation request was filed with the District Court by a group of former employees of Emerald Israel, under the assertion of delay of pay and insolvency. On December 20, 2017, at a hearing before the court, it was ordered that the Emerald Israel shall settle its pension debts to the former employees under applicable Israeli law within 21 days and settle its other debts to them in 60 days, the failure of which would result in a winding-up order (the equivalent of a liquidation) could be given. On May 2, 2018, the District Court gave an order to liquidate Emerald Israel (“Liquidation Order”) and appointed a special executor for this purpose. The amounts being claimed by the former employees was less than $96,000 and will be awarded by the special executor to the extent that assets of Emerald Israel can be sold. The Company has not made a provision for any payments in respect of the above-mentioned claim, as any payments awarded by the Trustee to the former employees of Emerald Israel will be paid of the assets in Emerald Israel.

Note 8.	Financial expenses (income), net

Composition:

	For the nine months ended September 30			For the three months ended September 30
	2019	2018		2019	2018
	Unaudited			Unaudited

Bank fees	$4	$	*	$3	$	*
Exchange rate differences	60		1	19		15
Other financial income	(4)		-	(1)		-
	$60		$1	$21		$15

(*) Represents an amount less than $1.

Note 9:	Taxes on Income

Tax rates applicable to the income of the Company:

Viewbix Inc. is taxed according to U.S. tax laws. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.

Viewbix Israel and Israeli subsidiaries are taxed according to Israeli tax laws. The Israeli corporate tax rate was 25% in the year 2016, 23% in year 2018, 2019 and onwards. Such corporate tax rate changes have no significant impact on the Company’s financial statements.

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of September 30	As of December 31
	2 0 1 9	2 0 1 8
	Unaudited

Deferred R&D expenses	$249	$271
Operating loss carryforward	31,761	10,784
	$32,010	$11,055

Net deferred tax asset before valuation allowance	$6,995	$2,543
Valuation allowance	(6,995)	(2,543)
Net deferred tax asset	$-	$-

As of September 30, 2019, the Company has provided valuation allowances of $6,995 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

Available carryforward tax losses:

As of September 30, 2019, the Company generated carryforward tax losses in the U.S. of approximately $32,010 of tax losses in the U.S. which generally can be carried forward and offset against taxable income indefinitely. Utilization of U.S. net operating tax losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating tax losses before utilization.

Loss (income) from continuing operations, before taxes on income, consists of the following:

	For the nine months ended September 30		For the three months ended September 30
	2019	2018	2019	2018
	Unaudited		Unaudited

USA	$58	$(9)	$9	$3
Israel	658	320	279	187
	$716	$311	$288	$190

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of September 30, 2019 and 2018, and the related statements of comprehensive loss, statement of changes in stockholders’ equity (deficit) and statements of cash flows for the three and nine months periods then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2018 included in Item 9.01(ii) of our Report on Form 8-K/A filed on September 23, 2019. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term “Viewbix Israel” refers to Viewbix Ltd, prior to the consummation of the Recapitalization Transaction. Unless otherwise indicated, references to the terms the “Viewbix”, the “Company”, “we”, “our” and “us” refer to Viewbix Ltd, prior to the consummation of the Recapitalization Transaction and Viewbix Inc. (formerly known as Virtual Crypto Technologies, Inc), upon the consummation of the Recapitalization Transaction described herein. The term “VRCP” refers to Viewbix Inc. (formerly known as Virtual Crypto Technologies, Inc) prior to the Recapitalization Transaction.

Overview and background

On January 17, 2018, Viewbix Inc. (formerly known as Virtual Crypto Technologies, Inc.) (“we”, “us”, “our”, the “Registrant” or the “Company”) formed Virtual Crypto Technologies Ltd. as a wholly-owned subsidiary under the laws of the State of Israel (“Virtual Crypto Israel”) and appointed Mr. Alon Dayan, who has served as the Registrant’s Chief Executive Officer since September 30, 2018 and has been a member of the Company’s Board of Directors since March 14, 2018, as CEO of Virtual Crypto Israel. Virtual Crypto Israel was formed to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, PCs and/or mobile devices (the “Products”).

During the year ended December 31, 2018 and through the Closing Date of the Share Exchange Agreement (as defined below), the Company continued its development of the Products.

Recent Developments

Share Exchange Agreement

On February 7, 2019, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Algomizer Ltd., an Israeli Corporation (“Algomizer”), pursuant to which on the Closing Date, as defined below, Algomizer assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd., an Israeli corporation (“Viewbix Israel”), to us in exchange for shares of restricted common stock representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis, excluding certain warrants to purchase shares of common stock, which will expire in 2020 and with an exercise price representing a valuation equal to $30,000,000 (“Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the U.S by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the U.S. by Viewbix Israel, we will issue to Algomizer additional shares of restricted common stock of the Company representing 5% of the Fully Diluted Share Capital (the foregoing the “Recapitalization Transaction”).

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

On February 26, 2019, stockholders holding a majority of our outstanding shares of common stock approved an amendment to our certificate of incorporation in order to effect the Reverse Stock Split. The Reverse Stock Split became effective on May 20, 2019, upon which each fifteen (15) shares of our common stock were automatically converted, without any further action by our stockholders, into one share of common stock. No fractional shares were issued as the result of the reverse stock split. Instead, each stockholder was entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the reverse stock split. All stock information in this Quarterly Report have been restated retroactively to reflect the effect of the Reverse Stock Split. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

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

On July 25, 2019, Mr. Eyal Ben Ami notified the Company of his resignation from the Company’s board of directors which became effective immediately prior to the Closing. Mr. Ben Ami’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On July 25, 2019, Mr. Alon Dayan, the Company’s then serving chief executive officer, and Mr. Gadi Levin, the Company’s then serving chief financial officer, each tendered their resignations from their respective positions effective immediately prior to and contingent upon the Closing. Mr. Dayan continued to serve the Company as a member of the Company’s board of directors and Mr. Levin transitioned to the role of senior accounting consultant.

On July 25, 2019, Mr. Noam Band, 48, was appointed to the Company’s board of directors, where he assumed the role of chairman of the board of directors. Since 2013, Mr. Band has served as Algomizer’s chief executive officer and chairman of its board of directors. Mr. Band holds both a B.A. in economics and an MBA from the Hebrew University in Jerusalem.

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

Results of Operations

Results of Operations During the Three Months Ended September 30, 2019 as Compared to the Three Months Ended September 30, 2018

Our revenues were $63 thousand for the three months ended September 30, 2019, as compared to $44 thousand during the same period in the prior year. The increase is due to a number of new customers who signed agreements during the third quarter of 2019.

Our cost of revenues were $1 thousand for the three months ended September 30, 2019, as compared to $9 thousand during the same period in the prior year. The decrease is due to a change in the company’s business strategy, with the new strategy focused mainly on marketing and advertising.

Our research and development expenses were $82 thousand for the three months ended September 30, 2019, as compared to $93 thousand during the same period in the prior year. The decrease is due the fact that certain expenses in 2019 were incurred and paid for by Algomizer in accordance with the Algomizer Agreement.

Our selling and marketing expenses were $57 thousand for the three months ended September 30, 2019, as compared to $64 thousand during the same period in the prior year. The decrease is due the fact that certain expenses in 2019 were incurred and paid for by Algomizer in accordance with the Algomizer Agreement.

Our general and administrative expenses increased to $190 thousand for the three months ended September 30, 2019 as compared to $53 thousand during the same period in the prior year. The increase is due to consultants’ expenses related to the Share Exchange Agreement and the fact that certain expenses in 2019 were incurred and paid for by Algomizer in accordance with the Algomizer Agreement and the consolidation of the additional subsidiaries, which incurred certain general and administrative expenses, following the Recapitalization Transaction.

Results of operations during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018

Our revenues were $139 thousand for the nine months ended September 30, 2019, as compared to $193 thousand during the same period in the prior year. The decrease is due to one of our customers reducing their budget for the use of our product in 2019 as compared to 2018.

Our cost of revenues were $4 thousand for the nine months ended September 30, 2019, as compared to $65 thousand during the same period in the prior year. The decrease is due to a change in the company’s business strategy, with the new strategy focused mainly on marketing and advertising.

Our research and development expenses were $170 thousand for the nine months ended September 30, 2019, as compared to $193 thousand during the same period in the prior year. The decrease is due the fact that certain expenses in 2019 were incurred and paid for by Algomizer in accordance with the Algomizer Agreement.

Our selling and marketing expenses were $199 thousand for the nine months ended September 30, 2019, as compared to $144 thousand during the same period in the prior year. The increase is due to a change in the company’s business strategy, with the new strategy focused mainly on marketing and advertising, and the hiring of an additional l marketing employee.

Our general and administrative expenses increase to $422 thousand for the nine months ended September 30, 2019, as compared to $101 thousand during the same period in the prior year. The increase is due to consultants’ expenses related to the Share Exchange Agreement and the consolidation of the additional subsidiaries, which incurred certain general and administrative expenses, following the Recapitalization Transaction.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2019 reflects current assets of $230 thousand consisting of cash and cash equivalents of $166 thousand and other accounts receivable of $64 thousand. We also have $1,546 thousand in current liabilities consisting of $43 thousand in trade payables, $167 thousand in accounts payable and accrued liabilities and $1,336 thousand in payables to a related party.

As of December 31, 2018, we had current assets of $153 thousand consisting of cash and cash equivalents and restricted cash of $53 thousand, trade receivables of $15, prepaid expenses of $7 thousand and other accounts receivable of $78 thousand. We also have $833 thousand in current liabilities consisting of $19 thousand in trade payables, $25 thousand in accounts payable and accrued liabilities and $789 thousand in payables to a related party.

We had negative working capital of $1,316 thousand as of September 30, 2019, as compared to negative working capital of $680 thousand at December 31, 2018. Our total liabilities as of September 30, 2019 were $1,546, as compared to $833 thousand at December 31, 2018.

During the nine month period ended September 30, 2019, we had negative cash flow from operating activities of $60 thousand, which was the result of a net loss of $735 thousand, decrease in accounts receivable and prepaid expenses of $19 thousand, increase in other receivables of $37 thousand, increase in other accounts payable of $58 thousand, an increase in trade payables of $13 thousand and an increase in amounts owing to related parties of $547 thousand and depreciation expanses of $1.

During the nine month period ended September 30, 2018, we had positive cash flow from operating activities of $48 thousand, which was the result of a net loss of $311 thousand, decrease in accounts receivable and prepaid expenses of $28 thousand, decrease in other accounts payable of $62 thousand, an decrease in trade payables of $46 thousand and an increase in amounts owing to related parties of $437 thousand and depreciation expanses of $2.

During the nine month period ended September 30, 2019 we had negative cash effects from investing activities as compared to no effect in the prior period. The current period related to the net purchase of property and equipment.

During the nine month period ended September 30, 2018, we had no cash flow effect from investing activities.

During the nine month period ended September 30, 2019, we had positive cash flow from financing activities of $174 thousand which related to the cash acquired in connection with the Recapitalization Transaction. During the same period in 2018, there were no cash flow effects from financing activities.

During the nine month period ended September 30, 2018, we had no cash flow effect from financing activities.

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

Going Concern:

The Company has incurred $735 in net losses for the nine months ended September 30, 2019, has $1,311 stockholders’ deficit as of September 30, 2019 and $721 in total stockholders’ deficit as of December 31, 2018 and $60 in negative cash flows from operations for the nine months ended September 30, 2019. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes raising funds from outside potential investors. However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures required by Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of September 30, 2019 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2019, Viewbix Israel was named as a co-defendant in a civil lawsuit filed with the Jerusalem District Court by three shareholders of Viewbix Israel (the “Shareholders”), alleging that they were entitled to receive certain preferred shares in Viewbix Israel, pursuant to a certain 2007 loan agreement by and between Viewbix Israel and the petitioning Shareholders, following the sale of Viewbix Israel shares to Algomizer (the “Conversion”). The Shareholders have sought declaratory recourse from the Court, through which the Shareholders demand, inter alia, shares in Algomizer on a post-Conversion basis or a form of alternative compensation. In the opinion of the Company’s management, the plaintiffs’ claims are based on incorrect assumptions and deals with the distribution of shares between the plaintiffs and the other former Shareholders of the Company before the Recapitalization Transaction, resulting in a consideration coming to the applicants following the Recapitalization Transaction. Therefore, management of the Company and its legal advisers believe the any material exposure to the Company is remote.

In April 2017, a lawsuit was filed with the Tel Aviv District Court (the “District Court”) by Mr. Wayn claiming certain damages to the total amount of $100,000, under the assertion of wrongful dismissal by the Registrant and Emerald Israel. The Registrant believes these claims to be unsubstantiated and wholly without merit and intends to defend itself against these claims. Following the Liquidation Order, as defined below, the District Court dismiss the case against the Registrant.

In December 2017, a liquidation request was filed with the District Court by a group of former employees of Emerald Israel, under the assertion of delay of pay and insolvency. On December 20, 2017, at a hearing before the court, it was ordered that the Emerald Israel shall settle its pension debts to the former employees under applicable Israeli law within 21 days and settle its other debts to them in 60 days, the failure of which would result in a winding-up order (the equivalent of a liquidation) could be given. On May 2, 2018, the District Court gave an order to liquidate Emerald Israel (“Liquidation Order”) and appointed a special executor for this purpose. The amounts being claimed by the former employees was less than $96,000 and will be awarded by the special executor to the extent that assets of Emerald Israel can be sold.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

On May 2, 2019, the Company issued 50,000 shares of its common stock to the former Chief Executive Officer and 50,000 shares of its common stock to the former Chief Financial Officer in consideration for services provided to the Company during the first quarter of 2019.

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

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.INS	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

	By:	/s/ Jonathan Stefansky
	Name:	Jonathan Stefansky
	Title:	Chief Executive Officer
Date: November 13, 2019		(Principal Executive Officer)

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 13, 2019

