Form 10-K
period 2019-12-31
Viewbix Inc.
filed 2020-03-20
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number 000-15746

VIEWBIX INC.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

14 Aryeh Shenkar Street, Herzliya, Israel	4672514
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: 1 (855) 879-8439

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001	VBIX	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2019) was $5.5 million.

As of March 16, 2020, there were 31,201,669 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[X]	Smaller reporting company	[X]

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview and recent developments

Viewbix Inc. (f/k/a Virtual Crypto Technologies, Inc., f/k/a Emerald Medical Applications Corp.) (the “Registrant” or the “Company”) was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International, Inc. (“Zaxis”). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International, Inc. and the Company was reincorporated in Delaware under the name of Zaxis International, Inc. On December 30, 2014, Zaxis entered into an agreement with Emerald Medical Applications Ltd., a private limited liability company organized under the laws of the State of Israel (“Emerald Israel”).

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

On January 17, 2018, the Company formed a new wholly-owned subsidiary under the laws of the State of Israel, Virtual Crypto Technologies Ltd. (the “VCT Israel”), to develop and market software and hardware products facilitating and supporting the purchase and/or sale of cryptocurrencies through ATMs, tablets, personal computers (“PCs”) and/or mobile devices. On February 12, 2018, the Registrant filed a definitive information statement to change its name from Emerald Medical Applications Corp. to Virtual Crypto Technologies, Inc. to reflect its new operations and business focus, and, effective as of March 7, 2018, the Financial Industry Regulatory Authority (“FINRA”) approved the Registrant’s name change and its trading symbol was changed from “MRLA” to “VRCP” on the OTCQB.

During the period commencing January 16, 2018 through March 23, 2018, the Registrant raised $1.9 million in equity capital through the offering of units (the “Unit Offering”) at a price of $0.07 per unit, each unit consisting of: (i) one (1) share of the Company’s common stock, par value $0.0001 (the “Shares”); (ii) one (1) warrant to purchase a share of the Company’s common stock, par value $0.0001 exercisable for a period of twelve months at an exercise price of $0.14 per Share (the “Class F Warrants”); and (iii) one (1) warrant to purchase a share of the Company’s common stock, par value $0.0001 exercisable for a period of twelve months at an exercise price of $0.28 per Share (the “Class G Warrants”).The proceeds of the Unit Offering were utilized by the Registrant to fund the operations of Virtual Crypto Israel including, but not limited to the costs associated with the development of the products. Reference is made to the disclosure under Item 5. “Market For Registrant’s Common Stock, Related Stockholder Matters And Issuer Purchase Of Equity” and under the sub-caption “Sale of Unregistered Securities in 2018” with respect to the Unit Offering from the sale of units in 2018.

Transaction with Algomizer Ltd.

On February 7, 2019, the Registrant entered into a share exchange agreement (the “Share Exchange Agreement”) with Algomizer Ltd. (TASE:ALMO), a company organized under the laws of the State of Israel (“Algomizer”), pursuant to which on July 25, 2019 (the “Closing Date”) Algomizer assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd. (“Viewbix Israel”) to the Company in exchange for shares of restricted common stock, par value $0.0001 per share of the Company (the “Common Stock”), representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis as of the Closing Date, following the conversion of certain convertible notes of the Company and excluding certain warrants to purchase shares of the Common Stock expiring in 2020 and additional warrants as further described below (the “Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Algomizer an additional 1,642,193 shares of restricted common stock of the Company representing 5% of the Fully Diluted Share Capital immediately following the Closing Date.

On July 24, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware reflecting its name change from Virtual Crypto Technologies, Inc. to Viewbix Inc. to reflect its new operations and business focus and, effective on August 7, 2019, FINRA approved the Registrant’s name change and its trading symbol was changed from “VRCP” to “VBIX” on the OTCQB.

On the Closing Date, (i) the Company issued 20,281,085 shares of its common stock to Algomizer in exchange for consideration consisting of 99.83% holdings in Viewbix Israel, and (ii) convertible notes representing 3,434,889 shares of Common Stock then currently issued to holders were converted. The shares of Common Stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to Algomizer to purchase shares of Common Stock, whereby (i) 3,649,318 of such warrants were issued with an exercise price of $0.48, and (ii) 3,649,318 of such warrants were issued with an exercise price of $0.80.

Following the Closing Date, Viewbix Israel became a subsidiary of the Registrant. Viewbix Israel was incorporated in February 2006 in Israel.

On January 27, 2020, VCT Israel was sold to a third party for NIS 50,000 ($14,459).

Viewbix Business Overview

Viewbix is an interactive video technology and data platform that provides its client with deep insights into their video marketing performance as well as the effectiveness of its messaging. Viewbix allow companies to add a layer with interactive content on top of a video that allows viewers to engage and interact with the video. The platform measures exactly when a view takes an action while watching a video and collects and reports the results to the client.

Viewbix developed the interactive video platform based on Software as a Service (“SaaS”) business model with interactive elements, and the ability to collect and analyze information about each interactive action performed during the viewing of the video clip. The interactive elements and information gathered allows the client to analyze user viewing habits and optimize real-time throughout the campaign while increasing the effectiveness of online and live video marketing.

Viewbix has adapted its technology platform to work on most nonproprietary platforms on the Internet, including, but not limited to, online video campaigns, brand and image videos, online tutorials, live and real-time video streaming (e.g. music concerts and sporting events), video presentations, and more. Using the Viewbix platform, video creators can integrate advances features into their videos, specifically the inclusion of “click” buttons that trigger a particular action, into a given video, like the insertion of a smart form for retrieving the contact information of the viewer. Viewbix then collects all the data around the cross section of the viewing data and engagement data and offers its clients the opportunity to download and analyze the results. Viewbix also offers a full service option where the Viewbix account managers will analyze the data and report results and suggestions to its clients.

Certain of Viewbix’s customers include H&R Block, Avaya and the University of Indiana, and each of which uses its platform in a number of ways, including on its own web properties, email campaigns and twitter, in order to increase the efficiency of their video content.

Notwithstanding the foregoing, the Company has recently initiated certain cost-reduction measures and it remains unclear how and to what extent this decision will impact the future business and operating success of Viewbix.

Industry Overview

Video marketing remains one of the fastest growing industries, and, accordingly is increasingly crowded with competition. According to a study published by Cisco, by 2020 online videos will represent more than 80% of online consumer traffic, and 85% in the United States alone. Today, 78% of online surfers watch online videos weekly, and 55% of such watch online videos daily. On YouTube alone, more than 500 million hours of online video are watched by viewers each day. The amount of video content that has been uploaded to the internet over the past 30 days represents the equivalent of television programming over the past 30 years.

Competition

While there are many companies that offer hosting and streaming services, Viewbix focuses on providing expanded value to its clients that reaches beyond the hosting and streaming platforms. Viewbix has several direct competitions, including Hapyak, which operates primarily via websites, and Innovid, which focuses on advertisements. Additionally, video hosting companies, such as Wistia and Vidyard, both offer certain interactive elements similar to Viewbix. However, Viewbix’s proprietary component is its focus on interactivity and deep data, which results can thereafter be analyzed and applied.

Intellectual Property and Other Proprietary Rights

Our commercial success depends, in part, on obtaining and maintaining patent and other intellectual property protection, in the United States and internationally, for the technologies used in our products. We cannot be sure that any of our patents will be commercially useful in protecting our technology. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. The patent positions can be highly uncertain and involve complex and evolving legal and factual questions.

We have four patents that have been granted to us in the U.S. which we consider material to our business and operating success, including the following:

●	U.S. Patent No. 10,467,684: the granted patent relates to novel techniques implemented by Viewbix which enables businesses to configure their video players to incorporate interactivity functions, such as call-to-actions, into their video publishing and delivery workflows;
●	U.S. Patent No. 8,706,562: the granted patent relates to video e-commerce networking, modules and methods used to configure a video or playlist that is delivered to viewers where the content displayed in the video player is dynamic and can be automatically customized based on the publisher site;
●	U.S. Patent No. 8,706,558: the granted patent relates video e-commerce networking, modules and methods to display a video or playlist that is delivered to a viewer where the content displayed in the video player is dynamic and automatically customized based on the publisher site; and
●	U.S. Patent No. 9,792,645: the granted patent provides a unique method to facilitate video interactions between a publisher and end users, and measures the data produced through that interaction.

We also protect our proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. We also rely on trade secrets to protect our product candidates. However, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Product Development

Viewbix has been focusing its R&D efforts on the expansion of its interactive live capabilities also collecting the engagement data for each session and relating back to a live stream. This would greatly enhance our client’s feedback on its stream for both real time and future stream optimizations.

Marketing

Viewbix marketing activities consist of targeted industry conferences, proactive email campaigns and direct client outreach.

Employees

As of December 31, 2019, Viewbix employs five employees in Israel as well as one consultant in the US and one consultant in the UK.

ITEM 1A. RISK FACTORS

The shares of our Common Stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose their entire amount invested in the Common Stock. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any shares of Common Stock. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of your investment. You should carefully consider the risks described below and the other information in this Prospectus before investing in our Common Stock.

Risks Associated with Our Business and Industry

Because we have sustained significant turnover to key management positions, we may not have the leadership and personnel with expertise to guide us to profitable operations.

We have recently sustained significant turnover to our management team. Our success depends in part upon our ability to retain the services of certain executive officers and other key employees, in addition to the skills, experience and performance of senior management and certain other key personnel.

We are presently dependent to a great extent upon the experience, abilities and continued services of Amihay Hadad, our sole officer. If he should resign, or otherwise leave the Company, we will be left without any exeutive officers to naviate our business and operations onward. If that should occur, and until we find another person to serve in those capacities, our operations could be suspended, or be otherwise adversely affected.

The loss of the services of our executive officers or other key employees would have a material adverse effect on our business, operating results and financial condition.

We have recently initiated certain cost-reduction measures that could have long-term adverse effects on our business and we may not realize the operational or financial benefits from such actions.

We have recently initiated certain cost-reduction measures, and we may engage in similar activities in the future. This decision may distract management, could slow improvements in our platform and limit our ability to attract customers. It remains unclear how and to what extent this decision will impact our future business and operating success.

Our success depends, in part, upon the continued demand of video as an integral part of corporate marketing and internal communications plans and the continued growth and acceptance of videos as effective alternatives to traditional online and offline marketing products and services.

We provide a platform that allows companies to understand what messages are resonating with their video viewers and how to leverage that data to enrich and empower a more effective video experience. Our revenues are derived from the sale of our platform. If the demand for video advertising does not continue to grow or customers do not embrace our platform, this could have a material adverse effect on our business and financial condition.

Our success also depends, in part, on our ability to compete for a share of available video advertising/marketing expenditures as more traditional offline and emerging media companies continue to enter the online advertising/marketing market, as well as on the continued growth and acceptance of online advertising generally. If for any reason online advertising is not perceived as effective (relative to traditional advertising), web browsers, software programs and/or other applications that limit or prevent advertising from being displayed become commonplace and/or the industry fails to effectively manage click fraud, the market for online advertising will be negatively impacted. Any lack of growth in the market for online advertising/marketing (particularly for paid listings) could adversely affect our business, financial condition and results of operations.

Due to our evolving business model and rapid changes in the Internet and the nature of services, it is difficult to accurately predict our future performance and may be difficult to increase revenue or profitability.

We developed our platform based on Software as a Service (“SaaS”) business model. We do not have an extensive history of ongoing operations in using our business model from which to predict our future performance, and making such predictions, particularly with regard to the effect of our efforts to aggressively increase the distribution and profitability is very complex and challenging. If we are unable to continuously improve our platform, this could have a negative effect on our competitiveness and ability to service and attract customers. If we are unsuccessful in doing so in a timely fashion, we may not be able to achieve revenue growth or increase our profitability.

Our customers may reduce or terminate their business relationship with us at any time. If customers representing a significant portion of our revenue reduce or terminate their relationship with us, it could have a material adverse effect on our business, results of operations and financial condition.

We generally engage with two types of customers: small companies who change from time to time and a number of large companies with whom the engagement is for shorter periods of time. We do not enter into long-term contracts with our customers, and such customers do business with us on a non-exclusive basis. Accordingly, our business is highly vulnerable to adverse economic conditions, market evolution and development of new or more compelling offerings by our competitors, which could either lead to reduced advertising spend generally or motivate our current or potential customers to migrate to our competitors. Any reduction in spending by, or loss of, existing or potential customers would negatively impact our revenue and operating results.

Furthermore, the discretionary, non-exclusive nature of our relationships with customers subjects us to increased pricing pressure. Although we believe our rates are competitive, our competitors may be able to offer more favorable pricing or other advantageous terms. As a result, we may be compelled to reduce our rates or offer other incentives in order to maintain our current customers and attract new customers. If a significant number of customers are able to compel us to charge lower rates or provide rate concessions or incentives, there is no assurance that we would be able to compensate for such price reductions or conserve our profit margins.

Large and established internet and technology companies, such as Google and Facebook, play a substantial role in the digital advertising market and may significantly impair our ability to operate in this industry.

Google is a substantial player in the digital advertising market along with other players such as Microsoft. In addition, a small number of social network companies, such as Facebook, account for a large portion of digital advertising budgets. The high concentration of power among Google, Facebook and some other large market participants causes us to be subject to any unilateral changes they may make with respect to advertising on their respective platforms, which may be more lucrative than alternative methods of advertising or partnerships with other publishers that are not subject to such changes. Furthermore, we could have limited ability to respond to, and adjust for, changes implemented by large market participants.

These companies, along with other large and established Internet and technology companies, may also leverage their power to make changes to their web browsers, operating systems, platforms, networks or other products or services in a way that impacts the entire digital advertising marketplace.

The advertising/marketing industry is highly competitive. If we cannot compete effectively in this market, our revenues are likely to decline.

We face intense competition in the marketplace. We operate in a dynamic market that is subject to rapid development and introduction of new technologies, products and solutions, changing branding objectives, evolving customer demands and industry guidelines, all of which affect our ability to remain competitive. There are a large number of companies and advertising technology companies that offer products or services similar to ours and that compete with us for finite advertising budgets. There is also a large number of niche companies that are competitive with us, as they provide a subset of the services that we provide. Some of our existing and potential competitors may be better established, benefit from greater name recognition, may offer solutions and technologies that we do not offer or that are more evolved than ours, and may have significantly more financial, technical, sales and marketing resources than we do. In addition, some competitors, particularly those with a larger and more diversified revenue base and a broader offering, may have greater flexibility than we do to compete aggressively on the basis of price and other contract terms as well as respond to market changes. Additionally, companies that do not currently compete with us in this space may change their services to be competitive if there is a revenue opportunity, and new or stronger competitors may emerge through consolidations or acquisitions. If our platform is not perceived as competitively differentiated or we fail to develop adequately to meet market evolution, we could lose customers and market share or be compelled to reduce our prices and harm our operational results.

We may not be able to protect our systems, technology and infrastructure from cyberattacks and cyberattacks.

We may be under attack by perpetrators of malicious technology-related events, such as the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and other similar malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide. While we continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our platform, we have invested (and continue to invest) heavily in these efforts These efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated.

Any event of this nature that we experience could damage our systems, technology and infrastructure, prevent us from providing our services, compromise the integrity of our services, damage our reputation and/or be costly to remedy, as well as subject us to investigations by regulatory authorities, fines and/or litigation that could result in liability to third parties.

Our business depends on our ability to collect and use data, and any limitation on the collection and use of this data could significantly diminish the value of our platform and cause us to lose customers and revenue.

Our platform receives, collects, stores, processes, transfers and uses certain data about how viewers engaged with videos and helps companies to leverage that data to become a better story teller and optimize the videos. Our ability to access and utilize such data is crucial.

Our ability to either collect or use data could be restricted by new laws or regulations. We are subject to numerous federal, state, local, and international laws, directives and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection and data security. We strive to comply with our applicable policies and applicable laws, regulations, contractual obligations and other legal obligations relating to privacy, data protection and data security to the extent possible. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

If we were found in violation of any applicable laws or regulations relating to privacy, data protection or security, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features available through our platform. In addition, these laws and regulations could impose significant costs on us and could constrain our ability to use and process data in manners that may be commercially desirable. In addition, if a breach of data security were to occur or to be alleged to have occurred, if any violation of laws and regulations relating to privacy, data protection or data security were to be alleged, or if we had any actual or alleged defect in our safeguards or practices relating to privacy, data protection, or data security, our solutions may be perceived as less desirable and our business, prospects, financial condition and results of operations could be materially and adversely affected.

We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. For example, the European Union’s (“EU”), data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risks to our business. The EU has adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Failure to comply with the GDPR could result in penalties for noncompliance.

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated.

Additionally, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies. Specifically, the CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA became operative January 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Further in March 2017, the United Kingdom (“U.K.”) formally notified the European Council of its intention to leave the EU pursuant to Article 50 of the Treaty on European Union (“Brexit”). The U.K. ceased to be an EU Member State on January 31, 2020, but enacted, a Data Protection Act substantially implementing the GDPR, effective in May 2018, which was further amended to align more substantially with the GDPR following Brexit. It is unclear how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

In addition, failure to comply with the Israeli Privacy Protection Law 1981, and its regulations as well as the guidelines of the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. Current pending legislation may result in a change of the current enforcement measures and sanctions.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection or data security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

If we cannot enforce and protect our intellectual property rights, our business could be adversely affected.

We rely on patents, copyright, trademark, domain name and trade secret laws in the United States and similar laws in other countries, as well as licenses and other agreements with our employees, and other parties, to establish and maintain our intellectual property rights in the technology, products and services used in our operations. These laws and agreements may not guarantee that our intellectual property rights will be protected and our intellectual property rights could be challenged or invalidated. Amendments to or interpretations of U.S. patent laws or new rulings around U.S. patent laws may adversely impact our ability to protect our new technologies, content, products and services and to defend against claims of patent infringement. In addition, such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of offerings, decreased traffic and associated revenue or otherwise adversely affect our business.

We may in the future be, subject to claims of intellectual property infringement that could adversely affect our business.

Many companies (including patent holding companies) and individuals own patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we develop and offer our platform through various distribution channels we may experience an increase in the number of intellectual property claims against us. These claims, whether meritorious or not, may result in litigation, may be time-consuming and costly to resolve, and may require expensive changes in our methods of doing business. These intellectual property infringement claims may require us to enter into royalty or licensing agreements on unfavorable terms or to incur substantial monetary liability. Additionally, these claims may result in our being enjoined preliminarily or permanently from further use of certain intellectual property or may require us to cease or significantly alter certain of our operations.

Some of our commercial agreements may require us to indemnify third parties against intellectual property infringement claims, which may require us to use substantial resources to defend against or settle such claims or, potentially, to pay damages. These third parties may also discontinue the use of our platform, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact our business. Additionally, we may be exposed to liability or substantially increased costs if a commercial partner does not honor its contractual obligation to indemnify us for intellectual property infringement claims made by third parties or if any amounts received are not adequate to cover our liabilities or the costs associated with defense of such claims. The occurrence of any of these events could adversely affect our business.

Patent terms may be inadequate to protect our competitive position for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional or international patent application filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may incur losses as a result of unforeseen or catastrophic events, including the recent outbreak of the novel coronavirus (COVID-19).

The occurrence of unforeseen or catastrophic events such as terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency), could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our business. In particular, the current outbreak of novel coronavirus (COVID-19) that was first reported from Wuhan, China, on December 31, 2019, including the resulting travel restrictions and quarantines already imposed by several countries, present concerns that may dramatically affect our ability to conduct our business effectively. The trajectory of the coronavirus remains uncertain and it is becoming increasingly plausible that our business, including the livelihood of our employees and customers upon both of which our business relies, may be directly afflicted.

Risks Related to Our Common Stock

Shares of Common Stock issuable upon the conversion of warrants may substantially increase the number of shares of Common Stock available for sale in the public market and depress the price of our Common Stock.

As of December 31, 2019, we had outstanding: (i) Class G Warrants exercisable to purchase 142,857 shares of Common Stock at an exercise price of between $4.20 per share of Common Stock; (ii) Class H Warrants exercisable to purchase 50,000 shares of Common Stock at an exercise price of $2.10 per share of Common Stock; (iii) Class I Warrants exercisable to purchase 38,095 shares of Common Stock, at an exercise price of $2.10 per share of Common Stock; (iv) Class J Warrants exercisable to purchase 3,649,318 shares of Common Stock at an exercise price between $0.48 per share of Common Stock; and (v) Class K Warrants exercisable to purchase 3,649,318 shares of Common Stock, at an exercise price of $0.80 per share of Common Stock.

To the extent any of these warrants are exercised and any additional warrants are issued and subsequently exercised, there will be further dilution to our stockholders. Until the warrants expire, these warrant holders will have an opportunity to profit from any increase in the market price of our Common Stock without assuming the risks of ownership. Holders of options and warrants may exercise these securities at a time when we could obtain additional capital on terms more favorable.

The exercise price of the warrants will dilute the voting interest of the owners of presently outstanding shares of Common Stock by adding a substantial number of additional shares of our Common Stock. We have reserved shares of Common Stock for issuance upon the exercise of the warrants and may increase the shares reserved for these purposes in the future.

The shares of our Common Stock, which are issuable upon the exercise of any outstanding warrants may be sold in the public market pursuant to Rule 144, if applicable. The sale of our Common Stock issued or issuable upon the exercise of the warrants and options described above, or the perception that such sales could occur, may adversely affect the market price of our Common Stock.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our Common Stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”) as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the U.S. Securities and Exchange Commission (the “SEC”) and state securities agencies.

The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 490,000,000 shares of Common Stock, of which, as of December 31, 2019, 31,201,669 shares of Common Stock were outstanding. Additional shares of Common Stock may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares of Common Stock may adversely affect the market price of our Common Stock.

Our Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, $0.0001 par value per share of which none were issued and outstanding as of December 31, 2019. The board of directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which may convert into large numbers of shares of common stock and consequently lead to further dilution of other stockholders.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock.

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

Since our common stock is thinly traded, sale of your holding may take a considerable amount of time.

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

Shares of Common Stock eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock.

If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

We identified a material weakness in our period and our financial reporting process. Our internal control over financial reporting may have material weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our Common Stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify material weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.

We expect to incur expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting. In the event that our Chief Executive Officer and Chief Financial Officer, which currently is the same individual, determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how the market prices of our shares of Common Stock will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

Our stock price could be volatile, and our trading volume may fluctuate substantially.

The price of our Common Stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $.025 to a high of $1.12 since January 1, 2018. Many factors could have a significant impact on the future price of our common shares, including:

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

We are also subject to the anti-takeover provisions of the Delaware General Corporation Law (the “DGCL”). Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” is, generally, a stockholder who owns 15% or more of our outstanding voting stock or an affiliate of ours who has owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.

Risks Related to our Operations in Israel

Political, economic and military instability in Israel may impede our ability to operate and harm our financial results.

Our principal executive offices are located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region could directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors, Hamas (an Islamist militia and political group in the Gaza Strip) and Hezbollah (an Islamist militia and political group in Lebanon). Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. Ongoing and revived hostilities or other Israeli political or economic factors, could prevent or delay shipments of our products, harm our operations and product development and cause any future sales to decrease. In the event that hostilities disrupt the ongoing operation of our facilities or the airports and seaports on which we depend to import and export our supplies and products, our operations may be materially adverse affected. Furthermore, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries, principally those in the Middle East, still restrict business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continues or increases. These restrictive laws and policies may seriously limit our ability to sell our products in these countries and may have an adverse impact on our operating results, financial conditions or the expansion of our business.

In addition, political uprisings and conflicts in various countries in the Middle East are affecting the political stability of those countries. This instability has raised concerns regarding security in the region and the potential for armed conflict. In Syria, a country bordering Israel, a civil war is taking place. In addition, there are concerns that Iran, which has previously threatened to attack Israel, may step up its efforts to achieve nuclear capability. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon, as well as a growing presence in Syria. Additionally, the Islamic State of Iraq and Levant, or ISIL, a violent jihadist group whose stated purpose is to take control of the Middle East, remains active in areas within close proximity to Israeli borders. The tension between Israel and Iran and/or these groups may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any potential future conflict could also include missile strikes against parts of Israel, including our offices and facilities. Such instability may lead to deterioration in the political and trade relationships that exist between the State of Israel and certain other countries. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may be disinclined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Our insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East or for any resulting disruption in our operations. Although the Israeli government has in the past covered the reinstatement value of direct damages that were caused by terrorist attacks or acts of war, we cannot be assured that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred and the government may cease providing such coverage or the coverage might not suffice to cover potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving or threatening Israel would likely negatively affect business conditions generally and could harm our results of operations.

On Israel’s domestic front, there is currently a level of unprecedented political instability. The Israeli government has been in a transitionary phase since December 2018, when the Israeli Parliament, or the Knesset, first resolved to dissolve itself and call for new general elections. In 2019, Israel held general elections twice, in April and September, and a third general election took place on March 2, 2020. The Knesset, for reasons related to this extended political transition, has failed to pass a budget for the year 2020, and certain government ministries, which may be critical to the operation of our business, are without necessary resources and may not receive sufficient funding moving forward. Given the likelihood that the current political stalemate may not be resolved during the next calendar year, our ability to conduct our business effectively may be adversely materially affected.

Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings.

Our reporting and functional currency is the U.S. dollar. Our revenues are currently primarily payable in U.S. dollars and Euros and we expect our future revenues to be denominated primarily in U.S. dollars and Euros. However, certain amount of our expenses are in NIS and as a result, we are exposed to the currency fluctuation risks relating to the recording of our expenses in U.S. dollars. We may, in the future, decide to enter into currency hedging transactions. These measures, however, may not adequately protect us from material adverse effects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDING

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations, except as set forth below. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, threatened against or affecting the Company, our Common Stock, our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect, other than as set forth below.

On August 7, 2019, Viewbix Israel was named as a co-defendant in a civil lawsuit filed with the Jerusalem District Court (the “Jerusalem Court”) by three shareholders of Viewbix Israel (in this section, the “Shareholders”), alleging that they were entitled to receive certain preferred shares in Viewbix Israel, pursuant to a certain 2007 loan agreement by and between Viewbix Israel and the petitioning Shareholders, following the sale of Viewbix Israel shares to Algomizer (the “Conversion”). The Shareholders sought declaratory recourse from the Jerusalem Court, pursuant to which the Shareholders demanded, inter alia, shares in Algomizer on a post-Conversion basis or in a form of alternative compensation. On February 27, 2020, the parties presented their respective arguments before the Jerusalem Court, and the Jerusalem Court determined that the Company is entitled to file a motion for dismissal of the claims by the Shareholders by March 31, 2020.

In June 2017, a lawsuit was filed with the Tel Aviv District Court (the “Tel Aviv Court”) against Emerald Israel, and other defendants, claiming certain damages in the total amount of approximately $100,000, under the assertion of wrongful termination by Emerald Israel. The Registrant believes these claims to be unsubstantiated and wholly without merit and accordingly filed its response with the Tel Aviv Court in October of 2017. The dispute was initially heard by the Tel Aviv Court on February 13, 2020 and a supplemental hearing has been set for March 19, 2020.

In December 2017, a liquidation request was filed with the Tel Aviv Court by a group of former employees of Emerald Israel (the “Employees”), which included claims of insolvency and the failure to make timely payments to the Employees. On December 20, 2017, at a hearing before the Tel Aviv Court, Emerald Israel was ordered to settle its pension debts to the Employees under the applicable Israeli law within 21 days and settle its other debts with the Employees within 60 days, the failure of which would require the winding up of the Company. On May 2, 2018, the Tel Aviv Court gave an order to liquidate Emerald Israel and appointed a special executor for this purpose. The amounts claimed by the Employees is less than $96,000 and will be awarded by the special executor upon the sale of Emerald Israel’s assets.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY

Market Information

Our Common Stock is currently quoted on the OTCQB market under the symbol VBIX. The following table sets forth for the respective periods indicated the prices of our Common Stock in the OTC Link Alternative Trading System. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

During the years ended December 31, 2019 and 2018, we had the following trading history:

	Fiscal 2019				Fiscal 2018[1]
	High		Low		High	Low
First Quarter ended March 31	$0.05	[1]	$0.03	[1]	$0.34	$0.04
Second Quarter ended June 30	$1.12		$0.04		$0.19	$0.11
Third Quarter ended September 30	$0.86		$0.12		$0.15	$0.05
Fourth Quarter ended December 31	$0.12		$0.03		$0.06	$0.02

[1]	Adjusted for a one-for-fifteen (1:15) reverse split that became effective on May 20, 2019 (prior to the Recapitalization Transaction).

Holders of Common Stock

As of December 31, 2019, there were approximately 2,694 stockholders of record of our Common Stock and 31,201,669 shares of our Common Stock outstanding.

Our transfer agent is Transfer Online, 512 SE Salmon Street, Portland, OR 97214-3444, Phone: (503) 227-2950.

Dividends

Holders of Common Stock are entitled to dividends if declared by our board of directors, out of funds legally available therefore. We have never declared cash dividends on our Common Stock and our board of directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses.

Rule 144 Shares

As of December 31, 2019, we do not have any significant number of shares of our Common Stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Outstanding Warrants

The following table summarizes information of outstanding warrants as of December 31, 2019:

	Warrants	Warrant Term	Exercise Price	Exercisable
Class G Warrants	142,857	April 2020	$4.20	142,857
Class H Warrants	50,000	January 2020- March 2020	$2.10	50,000
Class I Warrants	38,095	January 2020	$2.10	38,095
Class J Warrants	3,649,318	July 2029	$0.48	3,649,318
Class K Warrants	3,649,318	July 2029	$0.80	3,649,318

In connection with the Share Exchange Agreement, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, we will issue to Algomizer an additional 1,642,193 shares of restricted Common Stock of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information of outstanding options as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders 2017 Employee Incentive Plan	-	-	133,333

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

Organizational Background

The Registrant was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International, Inc. On August 25, 1995, Zaxis International, Inc. merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International, Inc. and the Company was reincorporated in Delaware under the name of Zaxis International, Inc. On December 30, 2014, Zaxis entered into an agreement with Emerald Medical Applications Ltd., a private limited liability company organized under the laws of the State of Israel.

Emerald Medical Applications Ltd.

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

On January 29, 2018, the Company ceased the DermaCompare operations of Emerald Israel and on May 2, 2018, the District Court of Lod, Israel issued a winding-up order for Emerald Israel and appointed an Israeli attorney to serve as special executor for Emerald Israel.

Virtual Crypto Technologies Ltd.

On January 17, 2018, the Company formed VCT Israel to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, personal computers (“PCs”) and/or mobile devices.

On January 24, 2018, VCT Israel entered into a binding term sheet (the “Chiron Term Sheet”) with Chiron Refineries Ltd. (“Chiron”), a public company listed on the Tel-Aviv Stock Exchange (TASE: CHR). Pursuant to the Chiron Term Sheet: (i) VCT Israel agreed to appoint a wholly-owned subsidiary of Chiron, to be organized under the laws of the Turkish Republic of Northern Cyprus (the “Distributor”), as the exclusive distributor of VCT Israel’s Products in Turkey, including the territory of Turkish Republic of Northern Cyprus (collectively, the “Territory”); and (ii) the Distributor shall have the right to appoint sub-distributors within the Territory. The appointment of the Distributor was subject to the payment by the distributor to VCT Israel of $250 thousand as an appointment fee, of which $150 thousand was to be deemed an advance payment by the distributor made on account of future purchases of the Company’s products.

VCT Israel further granted the Distributor an option, exercisable by the Distributor within 12 months from the date on which the ATM product, including the related software and hardware, was fully tested and ready for installation and operation, to be appointed as an exclusive distributor of the products for the Federal Republic of Nigeria. If the option was exercised, the Distributor was required to pay VCT Israel an appointment fee not more than $250 thousand. In November 2018, Chiron reported that it had encountered financial difficulties and as such the Company will no longer pursue the transactions contemplated by the Chiron Term Sheet.

To date, $100 thousand was paid by the Distributor to VCT Israel, which has been recognized as revenues for the year ended December 31, 2018.

On January 27, 2020, VCT Israel was sold to a third party for NIS 50,000 ($14,459).

Transaction with Algomizer (the “Recapitalization Transaction”)

On February 7, 2019, the Registrant entered into the Share Exchange Agreement with Algomizer, pursuant to which on the Closing Date Algomizer assigned, transferred and delivered its 99.83% holdings in Viewbix Israel to the Company in exchange for shares of restricted common stock of the Company, representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis as of the Closing Date, following the conversion of certain convertible notes of the Company and excluding certain warrants to purchase shares of the Common Stock expiring in 2020 and additional warrants as further described below (the “Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Algomizer an additional 1,642,193 shares of restricted common stock of the Company representing 5% of the Fully Diluted Share Capital immediately following the Closing Date.

On July 24, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware reflecting its name change from Virtual Crypto Technologies, Inc. to Viewbix Inc. to reflect its new operations and business focus and, effective on August 7, 2019, FINRA approved the Registrant’s name change and its trading symbol was changed from “VRCP” to “VBIX” on the OTCQB.

On the Closing Date, the Company (i) issued 20,281,085 shares of its Common Stock to Algomizer in exchange for consideration consisting of for its 99.83% holdings in Viewbix Israel, and (ii) convertible notes representing 3,434,889 shares of Common Stock then currently issued to holders were converted. The shares of common stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to Algomizer to purchase the Company’s Common Stock, whereby (i) 3,649,318 of such warrants were issued with an an exercise price of $0.48, and (ii) 3,649,318 of such warrants were issued with an exercise price of $0.80.

Following the Closing Date, and as a result of the Recapitalization Transaction, Viewbix Israel became a subsidiary of the Registrant.

As the shareholders of Viewbix Israel received the largest ownership interest in the Company, Viewbix Israel was determined to be the “accounting acquirer” in the Recapitalization Transaction. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Viewbix Israel. The number of shares of Common Stock prior to the Recapitalization Transaction have been retroactively adjusted based on the equivalent number of shares of Common Stock received by the accounting acquirer in the Recapitalization Transaction.

Viewbix Israel was incorporated in Israel in February 2006. Viewbix Israel developed an interactive video platform based on Software as a Service (“SaaS”) business model with interactive elements, and the ability to collect and analyze information about each interactive action performed during the viewing of the video clip. The interactive elements and information gathered, allowing the advertiser to analyze user viewing habits and optimize real-time throughout the campaign while increasing the effectiveness of online and live video advertising.

On July 25, 2019, the following changes were made to the Company’s management: (i) Mr. Eyal Ben Ami resigned from the Company’s board of directors; (ii) Mr. Alon Dayan resigned as the Company’s chief executive officer, however remained a member of the board of directors; (iii) Mr. Gadi Levin resigned as the Company’s chief financial officer, and transitioned to the role of senior accounting consultant; (iv) Mr. Noam Band was appointed to the board of directors; (v) Mr. Jonathan Stefansky was appointed as chief executive officer of the Company and elected as a member of the board of directors; (vi) Mr. Amihay Hadad was appointed as chief financial officer of the Company; and (vii) Mr. Hillel Scheinfeld was appointed as chief operating officer of the Company.

On July 25, 2019, the Company ceased the operations of VCT Israel.

Pursuant to a Tax Ruling issued by the Israeli Tax Authority, the Registrant ceased the options of VCT Israel on the Closing Date.

In connection with certain cost reduction measures that the Company is currently exploring, on January 1, 2020, Mr. Jonathan Stefansky tendered his resignation from the board of directors. On the same date, the Company and Mr. Stefansky reached a mutual understanding that Mr. Stefansky will step down as the Company’s chief executive officer, which entered into effect on March 1, 2020. Similarly, on January 1, 2020, the Company and Mr. Hillel Scheinfeld reached a similar mutual understanding and agreed Mr. Scheinfeld will step down as the Company’s chief operating officer, which also entered into effect on March 1, 2020.

On January 1, 2020, Mr. Amihay Hadad, the Company’s current chief financial officer, was appointed to serve as a member of the board of directors, and on February 20, 2020, Mr. Hadad was appointed to serve as chief executive officer of the Company.

No new compensatory arrangements were entered into in connection with the aforementioned leadership changes.

Results of Operations during the year ended December 31, 2019 as compared to the year ended December 31, 2018

Revenues for the year ended December 31, 2019 was $208 thousand as compared to $252 thousand for the year end December 31, 2018. The reason for the decrease in 2019 is due to one of our customers reducing their budget for the use of our product in 2019 as compared to 2018.

Cost of revenues for the year ended December 31, 2019 was $2 thousand as compared to $75 thousand for the year end December 31, 2018. The decrease is due to a change in the company’s business strategy, with the new strategy focused mainly on marketing and advertising.

Research and development costs for the year ended December 31, 2019 was $233 thousand as compared to $258 thousand for the year end December 31, 2018. The reason for the decrease in 2019 is due to the fact that certain expenses in 2019 were incurred and paid for by Algomizer in accordance with the Share Exchange Agreement.

Sales and marketing expenses for the year ended December 31, 2019 was $257 thousand as compared to $180 thousand for the year end December 31, 2018. The reason for the increase in 2019 is primarily due to a change in the Company’s business strategy, with the new strategy focused mainly on marketing and advertising, and the hiring of an additional marketing employee.

General and Administration expenses for the year ended December 31, 2019 was $720 thousand as compared to $317 thousand for the year end December 31, 2018. The reason for the increase in 2019 is due to and the consolidation of the additional subsidiaries, which incurred certain general and administrative expenses, following the Recapitalization Transaction and consultants’ and related expenses related to the Share Exchange Agreement.

Liquidity and Capital Resources

On December 31, 2019, we have had current assets of $225 thousand consisting of $89 thousand in cash and cash equivalents and restricted cash and other receivables and prepaid expenses of $136 thousand. We had $1,923 thousand in current liabilities consisting of $246 in accounts payable and accrued liabilities, $66 trade payable, and payable to parent company of $1,611.

On December 31, 2018, we have had current assets of $153 thousand consisting of $53 thousand in cash and cash equivalents and restricted cash and trade receivables $15 and other receivables and prepaid expenses of $85. We had $833 in current liabilities consisting of $25 in accounts payable and accrued liabilities, $19 trade payable, and payable to parent company of $789.

We had negative working capital of $1,698 thousand and $680 thousand as of December 31, 2019 and December 31, 2018, respectively.

Our total liabilities as of December 31, 2019 were $1,923 thousand compared to $833 thousand on December 31, 2018.

During the year ended December 31, 2019, we had negative cash flow from operations of $135 thousand which was mainly the result of a net loss of $1,117 thousand, depreciation expense of $1 thousand, offset by decrease in working capital of $981.

During the year ended December 31, 2018, we had positive cash flow from operations of $30 thousand which was mainly the result of a net loss of $575 thousand, depreciation expense of $2 thousand, offset by decrease in working capital of $603 thousand.

During the year ended December 31, 2019, we had negative cash flow effect from investing activities of $1 thousand as compared to nil as during the year ended December 31, 2018, we had no cash flow effect from investing activities

During the year ended December 31, 2019, we had positive cash flow from financing activities of $174 thousand which related to the cash acquired in connection with the reverse recapitalization. During the same period in 2018, there were no cash flow effects from financing activities.

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

Until such time as the Company can generate substantial revenues, the Company expects to finance its cash needs through a combination of the sale of its equity and/or convertible debt securities, debt financing and strategic alliances and collaborations. The Company does not have any committed external source of funds. To the extent that the Company raises additional capital through the sale of its equity and/or convertible debt securities, the ownership interest of its shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business. If the Company raises funds through additional collaborations or strategic alliances with third parties, we may have to relinquish valuable rights to our future revenue streams and/or distribution arrangements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. If the Company is unable to raise additional funds through equity and/or debt financings when needed or on attractive terms, the Company may be required to delay, limit, reduce or terminate the operations of some or all of its business segments.

Going Concern

The Company has incurred $1,117 thousand in net losses for the year ended December 31, 2019, has $1,693 shareholders’ deficit as of December 31, 2019 and $721 thousand in total shareholders’ deficit as of December 31, 2018 and $135 in negative cash flows from operations for the year ended December 31,2019 and $30 thousand positive cash flows from operations for the year ended December 31, 2018. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued an unqualified audit opinion for the year ended December 31, 2019 with an explanatory paragraph on going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2019, and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations

As of December 31, 2019, we did not have any contractual obligations.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to (i) the going concern assumptions, and (ii) measurement of convertible note.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viewbix Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s substantial net losses, stockholders’ deficit and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 19, 2020

We have served as the Company’s auditor since 2019.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Consolidated Balance Sheets

U.S. dollars in thousands (except share and per share data)

		As of December 31,	As of December 31
	Note	2019	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$87	$51
Restricted cash		2	2
Trade receivables		-	15
Other accounts receivable	3	119	78
Prepaid expenses		17	7

Total current assets		$225	$153

NON CURRENT ASSETS
Property and equipment, net	4	$5	$5

Total assets		$230	$158

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables		$66	$19
Payable to parent company	7	1,611	789
Other accounts payable and accrued liabilities	5	246	25

Total current liabilities		$1,923	$833

Commitments and contingencies	8

TEMPORARY EQUITY (Viewbix Ltd, pre - Recapitalization Transaction)(**)
Preferred A-1 shares of NIS 0.01 par value - Authorized: 199,929 shares; Issued and outstanding: None and 199,870 shares as of December 31, 2019 and December 31, 2018, respectively		$-	$ *
Preferred A-2 shares of NIS 0.01 par value - Authorized: 4,881,762 shares; Issued and outstanding: None and 4,881,654 shares as of December 31, 2019 and December 31, 2018, respectively		-	10
Preferred B shares of NIS 0.01 par value - Authorized: 4,556,154 shares; Issued and outstanding: None and 4,556,094 shares as of December 31, 2019 and December 31, 2018, respectively		-	9
Preferred C shares of NIS 0.01 par value: Authorized: 12,141,116 shares; Issued and outstanding: None and 7,222,305 shares as of December 31, 2019 and December 31, 2018, respectively		-	15
Preferred C-1 shares of NIS 0.01 par value: Authorized: 2,756,158 shares; Issued and outstanding: None and 2,755,706 shares as of December 31, 2019 and December 31, 2018, respectively		-	11
Preferred C-2 shares of NIS 0.01 par value: Authorized: 454,383 shares; Issued and outstanding: None and 392,407 shares as of December 31, 2019 and December 31, 2018, respectively		-	1
Total temporary equity		$-	$46

STOCKHOLDERS’ DEFICIT	6

Share Capital (**)
Preferred stock, $0.0001 par value; Authorized:10,000,000 shares; Issued and outstanding: None as of December 31, 2019		$-	$-
Common stock, $0.0001 par value; Authorized: 490,000,000 shares; Issued and outstanding: 31,201,669 shares as of December 31, 2019 and 273,049 as of December 31, 2018		3	1
Additional paid-in capital		13,015	12,872
Accumulated deficit		(14,711)	(13,594)

Total stockholders’ deficit		$(1,693)	$(721)

Total liabilities, temporary equity and stockholders’ deficit		$230	$158

(*) Represents an amount less than $1.

(**) The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands (except share and per share data)

	Note	Year ended December 31, 2019	Year ended December 31, 2018

Revenues	9	$208	$252
Cost of revenues		2	75
Gross profit		206	177
Expenses:
Research and development	10	233	258
Sales and marketing	11	257	180
General and administrative	12	720	317
Total operating expenses		1,210	755

Loss from operations		(1,004)	(578)
Finance income	13	(12)	(22)
Finance expense	13	110	4
Loss before taxes on income		(1,102)	(560)
Taxes on income	14	15	15
Net loss		$(1,117)	$(575)
Basic and diluted net loss per share:		$(0.08)	$(2.11)
Weighted average shares outstanding - basic and diluted(*)		13,746,064	273,049

(*) The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

U.S. dollars in thousands (except share and per share data)

	(pre Recapitalization Transaction Viewbix Ltd)													Total			Additional	Accumulated
	Preferred A-1			Preferred A-2		Preferred B		Preferred C		Preferred C-1		Preferred C-2		temporary	Ordinary shares		paid-in	stockholders’	Total
	Number	Amount		Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	equity	Number	Amount	capital	deficit	deficit
Balance as of January 1, 2019	199,870	$	*	4,881,654	$10	4,556,094	$9	7,222,305	$15	2,755,706	$11	$392,407		$46	273,049	$1	$12,872	(13,594)	$(721)

Effect of reverse recapitalization	(199,870)		(*)	(4,881,654)	(10)	(4,556,094)	(9)	(7,222,305)	(15)	(2,755,706)	(11)	(392,407)		(46)	30,928,620	2	$643	-	$394

Net loss for the period	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,117)	(1,117)

Balance as of December 31, 2019	-		-	-	-	-	-	-	-	-	-	-	-	-	31,201,669	$3	$13,015	$(14,711)	$(1,693)

	(pre Recapitalization Transaction Viewbix Ltd)													Total			Additional	Accumulated
	Preferred A-1			Preferred A-2		Preferred B		Preferred C		Preferred C-1		Preferred C-2		temporary	Ordinary shares		paid-in	stockholders’	Total
	Number	Amount		Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	equity	Number	Amount	capital	deficit	deficit
Balance as of January 1, 2018	199,870	$	*	4,881,654	$10	4,556,094	$9	7,222,305	$15	2,755,706	$11	-	-	$45	273,049	$1	$12,623	$(13,019)	$(395)

Conversion of convertible loan into Preferred C-2 Shares	-		-	-	-	-	-	-	-	-	-	392,407		1			249	-	249

Net loss for the period	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(575)	(575)

Balance as of December 31, 2018	199,870	$	*	4,881,654	$10	4,556,094	$9	7,222,305	$15	2,755,706	$11	392,407		$46	273,049	$1	$12,872	$(13,594)	$(721)

(*) Represents an amount less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Consolidated Statements of Cash Flows

U.S. dollars in thousands (except share and per share data)

	For the year ended December 31
	2019	2018

Cash flows from operating activities

Net loss for the period	$(1,117)	(575)

Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation	1	2

Changes in operating assets and liabilities:
Decrease in trade receivables	15	28
Increase in other accounts receivable	(21)	(68)
Increase in prepaid expenses	(10)	-
Increase (decrease) in trade payables	36	(29)
Increase in payable to parent company	822	739
Increase (decrease) in other accounts payables and accrued liabilities	139	(67)

Net cash used in operating activities	(135)	30

Cash flows from investing activities

Purchase of property and equipment	(2)	-
Proceeds from sale of property and equipment	1	-

Net cash used in investing activities	(1)	-

Cash flows from financing activities

Cash acquired in connection with the reverse recapitalization	174	-

Net cash provided by financing activities	174	-

Increase (decrease) in cash and cash equivalents and restricted cash	38	29

Cash and cash equivalents and restricted cash at the beginning of the period	51	24

Cash and cash equivalents and restricted cash at the end of the period	$89	$53

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

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 1. General

Organizational Background

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

Emerald Medical Applications Ltd.

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

On May 2, 2018, the District Court of Lod, Israel issued a winding-up order for Emerald Israel and appointed an Israeli attorney as special executor for Emerald Israel.

Virtual Crypto Technologies Ltd.

On January 17, 2018, the Company formed a new wholly-owned subsidiary under the laws of the State of Israel, Virtual Crypto Technologies Ltd. (the “VCT Israel”), to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, personal computers (“PCs”) and/or mobile devices.

VCT Israel ceased its business operation prior to consummation of the Recapitalization Transaction. On January 27, 2020, Virtual Crypto Israel was sold to a third party for NIS 50,000 ($14,459).

Transaction with Algomizer Ltd. (the “Recapitalization Transaction”)

On February 7, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Algomizer Ltd. (TASE:ALMO), a company organized under the laws of the State of Israel (“Algomizer”), pursuant to which on July 25, 2019 (the “Closing Date”), Algomizer assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd. (“Viewbix Israel”) to the Company in exchange for shares of restricted common stock of the Company, representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis as of the Closing Date following the conversion of certain convertible notes of the Company and excluding certain warrants to purchase shares of the Common Stock expiring in 2020 and additional warrants as further described below (the “Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Algomizer an additional 1,642,193 shares of restricted common stock of the Company representing 5% of the Fully Diluted Share Capital immediately following the Closing Date.

On July 24, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware reflecting its name change from Virtual Crypto Technologies, Inc. to Viewbix Inc. to reflect its new operations and business focus and, effective on August 7, 2019, FINRA approved the Registrant’s name change and its trading symbol was changed from “VRCP” to “VBIX” on the OTCQB.

On the Closing Date, the Company (i) issued 20,281,085 shares of its common stock to Algomizer in exchange for consideration consisting of consideration for its 99.83% holdings in Viewbix Israel, and (ii) 3,434,889 shares of its common stock to holders of convertible notes, which were issued by the Company prior to the Reverse Recapitalization, and which were converted upon the Closing Date. The shares of common stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to Algomizer to purchase the Company’s common stock, whereby (i) 3,649,318 of such warrants were issued with an exercise price of $0.48, and (ii) 3,649,318 of such warrants were issued with an exercise price of $0.80.

As a result of the Recapitalization Transaction, Viewbix Israel became a subsidiary of the Company. As the shareholders of Viewbix Israel received the largest ownership interest in the Company, Viewbix Israel was determined to be the “accounting acquirer” in the Recapitalization Transaction. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Viewbix Israel. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

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

Going Concern

The Company has incurred $1,117 in net loss for the year ended December 31, 2019, has $1,693 stockholders’ deficit as of December 31,2019 and $721 in total stockholders’ deficit as of December 31,2018 and $135 in negative cash flows from operations for the year ended December 31,2019. On July 25, 2019, the Company ceased the operations of VCT Israel and subsequent to the balance sheet date, the Company has significantly reduced its operations and expenses of Viewbix Israel. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

Use of estimates in the preparation of consolidated financial statements

The financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Functional currency

The functional currency of the Company and its subsidiary is the US dollar, which is the currency of the primary economic environment in which it operates. In accordance with ASC 830, “Foreign Currency Matters” (ASC 830), balances denominated or linked to foreign currencies other than US dollar are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the Consolidated Statements of Comprehensive Loss, the exchange rates applicable on the relevant transaction dates are used. Gains or losses arising from changes in the exchange rates used in the translation of such transactions are carried as financing income or expenses.

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

Impairment of long-lived assets

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. To date the Group did not incur any material impairment losses.

Earnings per Common Share

Earnings or loss per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to ASC 260-10-45. Pursuant to ASC 260-10-45-10 through 260-10-45-16 Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Revenue recognition

The Company applies the provisions of Accounting Standards Codification (or “ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted the provisions of ASC 606 effective January 1, 2018 using the modified retrospective application method for all uncompleted contracts as of that date. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements. In addition, the adoption of ASC 606 had no impact on the Company’s trade receivables, deferred revenues and accumulated deficit balances balance as of December 31, 2018 or on the Company’s revenues, cost of revenues or its operating expenses during 2018, compared to ASC 605.

The Company generates revenues primarily by granting customers the right to access software products through the Company’s cloud-based SaaS subscription offerings. Under a SaaS subscription agreement, the customer receives a right to access the software for a specified period of time in an environment hosted, supported, and maintained by the Company. SaaS subscription services are a single performance obligation satisfied over time, and associated revenue is generally recognized ratably over the contract term once the software is made available to the customer. The SaaS subscription offerings are typically sold with one year subscription terms, generally invoiced in advance of each annual subscription period, and are non-cancelable during the committed subscription term.

Research and development expenses, net:

Research and development expenses are charged to the statement of operations as incurred.

Income Taxes:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”, and (“ASC 740”). ASC 740 prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and for carry forward tax losses. Deferred taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized.

In addition, ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The first step is to evaluate the tax position taken or expected to be taken in a tax return. This is done by determining if the weight of available evidence indicates that it is more-likely-than-not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

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

Recently issued accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715- 20).” The guidance focuses on additional disclosure of reasons for significant gains and losses to changes in the benefit obligation for the period, in addition to removal and clarification of existing disclosures. The guidance will be effective for the Company’s fiscal year beginning January 1, 2021, on a retrospective basis. The Company is currently evaluating the potential effect of the adoption of ASU 2018-04 on our financial position and results of operations. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” The guidance focuses on modification of disclosures, which includes the consideration of costs and benefits. The guidance will be effective for the Company’s fiscal year beginning January 1, 2020, including interim periods within that year. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

In June 2018, the FASB issued, ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718).” The guidance focuses on expansion of scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance will be effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that year. The Company is currently evaluating the potential effect of the adoption of ASU 2018-07 on our financial position and results of operations. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2019-10, “Intangibles—Goodwill and Other (Topic 350).” The new guidance reduces the complexity of goodwill impairment tests by no longer requiring entities to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance will be effective for the Company’s fiscal year beginning January 1, 2023, including interim periods within that year on a prospective basis. The Company is currently evaluating the potential effect of the adoption of ASU 2019-10 on our financial position and results of operations. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326).” The guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for the Company’s fiscal year beginning January 1, 2023, including interim periods within that year. The Company is currently evaluating the potential effect of the adoption of ASU 2019-10 on our financial position and results of operations. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

Note 3.	Other accounts receivables

Composition:

	As of December 31,	As of December 31,
	2019	2018

Government authorities	$118	$78
Other	1	-
	$119	$78

Note 4.	Property and equipment

Composition:

	As of December 31,	As of December 31,
	2019	2018

Cost:
Computers and related equipment	$34	$34
Office furniture and equipment	9	9
	43	43

Accumulated depreciation	38	38

Net book value	$5	$5

Note 5.	Other accounts payable and accrued liabilities

Composition:

	As of December 31,	As of December 31,
	2019	2018

Other payables and deferred revenues	$91	$25
Accrued liabilities	149	-
Other	6	-
	$246	$25

Note 6.	Temporary Equity and Stockholders’ deficit.

Voting rights:

Common shares confer the right to participate in the general meetings, to one vote per share for any purpose, to an equal part, on share basis, in distribution of dividends and to equally participate, on share basis, in distribution of excess of assets and funds from the Company and they shall not confer other privileges unless stated hereunder or in the Companies Law otherwise. Some investors have standard anti-dilutive rights, registration rights, and information and representation rights.

A preferred shareholder shall have one vote for each ordinary share that would have been received if preference shares had been converted into common shares.

Preferred shares (relating to Viewbix Ltd prior to the Recapitalization Transaction):

Preferred shares may have been converted into ordinary shares of Viewbix Ltd at any time. The preferred shares would have automatically converted into ordinary shares if (a) the holders of at least (i) 67% (sixty seven percent) of the issued and outstanding Preferred C/C-1 shares, (ii) a majority of the issued and outstanding Preferred B shares, and (iii) a majority of the issued and outstanding Preferred A shares, so agree in writing; or (b) in the event of an IPO.

The conversion price for any class or series of preferred would have been subject to adjustment, as follows: at any time, upon each issuance or deemed issuance by the Company of any new securities at a price per share less than the applicable conversion price in effect on the date of and immediately prior to the issuance of such new securities, the conversion price shall be reduced.

Preferred shares had priority in the distribution of dividends and upon liquidation in accordance with the Company’s Articles of Association (“AOA”). These rights may be changed if a meeting of the Company’s stockholders gather up and decides on a change of regulations in this context.

The preference mechanism for liquidation and the distribution of dividends gave priority to the most recent preferred stockholders.

The preferred shares were convertible into 16,199,520 ordinary shares of the Company.

Redemption

The Company’s AOA do not provide redemption rights to the holders of the preferred shares. In the event of a liquidation event, all the funds and assets of the Company available for distribution among all the stockholders shall be distributed based on a certain mechanism as described in the Company’s AOA. Although the preferred shares are not redeemable, in the event of certain “deemed liquidation events” that are not solely within the Company’s control (including merger, acquisition, or sale of all or substantially all of the Company’s assets), the holders of the preferred shares would be entitled to preference amounts paid before distribution to other stockholders (as explained in the previous paragraph) and hence effectively redeeming the preference amount. In accordance with ASR 268 and ASC 480 “Distinguishing Liabilities from Equity”, the Company’s preferred shares are classified outside of stockholders’ deficit as a result of these in-substance contingent redemption rights. As of December 31, 2019 and 2018, the Company did not adjust the carrying values of the convertible preferred shares to the deemed liquidation values of such shares since a liquidation event was not probable of occurring.

Share Exchange

As detailed in Note 1, as part of the Recapitalization Transaction in July 2019, the Company issued 20,281,085 shares of common stock to Algomizer in exchange for its 99.83% holdings in Viewbix Israel. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

Warrants

The following table summarizes information of outstanding warrants as of December 31, 2019:

	Warrants	Warrant Term	Exercise Price	Exercisable
Class G Warrants	142,857	April 2020	$4.20	142,857
Class H Warrants	50,000	January 2020 - March 2020	$2.10	50,000
Class I Warrants	38,095	January 2020	$2.10	38,095
Class J Warrants	3,649,318	July 2029	$0.48	3,649,318
Class K Warrants	3,649,318	July 2029	$0.80	3,649,318

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

All of the Company’s warrants were concluded to meet the US GAAP criteria for equity classification and are accordingly are classified in equity.

Note 7.	Related Party Transactions.

Balances:

	December 31,	December 31,
	2019	2018

Algomizer – Parent Company Payable	$1,611	$789

In May, 2018, Viewbix Israel and Algomizer entered into an agreement, pursuant to which the parties agreed to have the Viewbix Israel’s operations outsourced to Algomizer from the date of the agreement (the “Algomizer Agreement”). The following terms were included in the agreement:

(a)	As of May 2018 all of the Company’s employees became employees of Algomizer.

(b)	Between the periods of May 2018 to October 2018, Algomizer charged Viewbix all the expenses incurred in respect of these employees (see (a) above) as well as other related expenses.

(c)	From November 2018 until the Closing Date, the employees that transferred from the Company to Algomizer dedicated half of their time to the Company’s operations and correspondingly 50% of the costs to be incurred by Algomizer in respect of these employees are to be charged to the Company.

(d)	From the Closing Date, 100% of the all employee costs incurred by Algomizer that relate to the Company will be charged to the Company.

No amounts were paid by the Company to Algomizer during 2019 and 2018 in respect of the above, which resulted in a parent company payable of $789 as of December 31, 2018 and $1,611 as of December 31, 2019.

Note 8.	Commitments and Contingencies

During August 2019, a law suit was filed against the Company and, the parent company. Algomizer claiming that the applicants were entitled to receive shares of the Company as part of the consideration in the Company’s acquisition by Algomizer. In the opinion of the Company’s management, the applicants’ claims are based on incorrect assumptions and deals with the distribution of the internal shares between the applicants and the other former shareholders of the Company before the acquisition transaction, resulting in a consideration coming to the applicants following the acquisition transaction. The understanding of the Company and its legal advisers is that the claim may not create financial exposure to the Company.

In April 2017, a lawsuit was filed by a former CEO of the Company with the Tel Aviv District Court (the “Tel Aviv Court”) against the Company claiming certain damages in the total amount of $100,000, under the assertion of wrongful termination by the Company and Emerald Israel. The Company believes these claims to be unsubstantiated and wholly without merit and accordingly filed its response with the Tel Aviv Court in October of 2017. The dispute was initially heard by the Tel Aviv Court on February 13, 2020 and a supplemental hearing has been set for March 19, 2020. As of December 31, 2019, the company’s management, in consultation with its legal advisors, believes that their claim will be successful and should the plaintiff be successful, they will be awarded an insignificant amount and therefore no amount has been provided for in these financial statements.

Note 9.	Revenues.

	Year ended December 31,
	2019	2018
Individual subscriptions	17	18
Enterprise subscriptions	191	234
	208	252

Note 10.	Research and development expenses.

	Year ended December 31,
	2019	2018

Salaries and related expense	219	253
Others	14	5
	233	258

Note 11.	Sales and marketing expenses.

	Year ended December 31,
	2019	2018

Salaries and related expense	110	147
Others	147	33
	257	180

Note 12.	General and administrative expenses.

	Year ended December 31,
	2019	2018

Wages, salaries and related expenses	276	223
Professional fees	213	30
Depreciation	1	2
Recapitalization Transaction costs	112	-
Other	118	62
	720	317

Note 13.	Financing (income) expenses, net

	Year ended December 31,
	2019	2018

Bank fees	3	2
Exchange rate differences	107	(22)
Other financial income	(12)	2
	98	(18)

Note 14.	Income Taxes.

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Tax rates applicable to the income of the Company:

Viewbix Inc. is taxed according to U.S. tax laws. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.

Viewbix Israel and Israeli subsidiaries are taxed according to Israeli tax laws. The Israeli corporate tax rate is 23% in the years 2018, 2019 and onwards.

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,	As of December 31,
	2019	2018

Deferred R&D expenses	$239	$271
Operating loss carryforward	32,443	10,784
	$32,682	$11,055

Net deferred tax asset before valuation allowance	$7,149	$2,543
Valuation allowance	(7,149)	(2,543)
Net deferred tax asset	$-	$-

As of December 31, 2019, the Company has provided valuation allowances of $7,149 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

Available carryforward tax losses:

As of December 31, 2019, the Virtual Crypto Israel and Viewbix Israel incurred operating losses in Israel of approximately $1,229 and $13,075, respectively, which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2019, the Company generated net operating losses in the U.S. of approximately $18,378. Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Loss before taxes on income, consists of the following:

	For the year ended December 31
	2019	2018

USA	$113	$(9)
Israel	989	569
	$1,102	$560

Reconciliation of Income Taxes:

The following is a reconciliation of the taxes on income assuming that all income is taxed at the ordinary statutory corporate tax rate in Israel and tax incurred in income statement:

	For the year ended December 31
	2019	2018

Net loss before tax on income	$1,102	$560
Statutory tax rate	23%	23%
Tax under statutory tax rate	253	129
Change in valuation allowance	(238)	(114)
Taxes on income	$15	$15

Note 15.	Subsequent Events.

On January 1, 2020, the Company announced certain cost reduction measures due the Company not achieving certain revenues goals. On January 1, 2020, Mr. Jonathan Stefansky, the Company’s then chief executive officer and member of the Company’s board of directors, tendered his resignation from the Board, and on the same date the sides reached a mutual understanding whereby Mr. Stefansky would step down as chief executive officer, effective March 1, 2020. On the same date, the Company and Mr. Hillel Scheinfeld, the Company’s then chief operating officer, reached a similar mutual understanding and agreed he would step down, also effective March 1, 2020. Effective March 1, 2020, Mr. Amihay Hadad was appointed as the Chief Executive Officer and Chief Financial Officer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, due to the material weakness discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the design and operating effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on this evaluation, management concluded that our internal control over financial reporting as of December 31, 2019 was not effective due to the material weakness described below.

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we have identified a material weakness in our internal control over financial reporting.  The material weakness was identified in the period-end financial reporting process, and is associated with our history as a private company and A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

We are evaluating and implementing additional procedures in order to remediate this material weakness, however, we cannot assure you that these or other measures will fully remediate the material weakness in a timely manner.

Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company, as a non-accelerated filer, to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Amihay Hadad	42	Director, Chief Executive Officer and Chief Financial Officer
Alon Dayan	42	Director

Amihay Hadad has served as our chief executive officer since February 20, 2020, chief financial officer since July 25, 2019, and was appointed as a member of our board of directors on January 1, 2020. From 2011 until 2018, Mr. Hadad served as the chief financial officer of Yedioth Internet. As of January 30, 2020, Mr. Hadad serves as the chief executive officer of Algomizer, a controlling stockholder of the Company, in addition to his existing role as Algomizer’s chief financial officer. Mr. Hadad holds both a B.A. and an MBA from the College of Management Academic Studies in Rishon LeZion, Israel, and an M.A. in law from Bar-Ilan University, Israel. Mr. Hadad is also a certified public accountant in Israel.

Alon Dayan has served as a member of our board of directors since March 14, 2018, and from January 24, 2018 until July 25, 2019, he served as our chief executive officer. From July 2014 to the present, Mr. Dayan served as the chief executive officer and founder of L1 Systems Ltd., an Israeli based company engaged in the business of providing the public and private sectors with advanced security solutions. Since July 2013, Mr. Dayan has served as chief executive officer and was the founder of Polaris Star, an Israeli-based company which is engaged in providing advanced cyber security telecommunication for utilities world-wide. Mr. Dayan earned his B.Tech. degree in electronic engineering from Ariel University in Israel.

Involvement in Certain Legal Proceedings

Our director, officers or affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Compliance with Section 16(a) Compliance.

Section 16(a) of the Securities and Exchange Act of 1934 requires that directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). The Registrant’s officers and directors are current in their filings are required under Section 16(a).

Director Independence.

The Company does not currently have any independent directors.

Directors’ Term of Office.

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the board.

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee.

We do not have any of the above mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our officers or board of directors.

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

Board’s Role in Risk Oversight.

Our board of directors assess on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, since the Company does not have an audit committee, the board of directors is also responsible for the assessment and oversight of the Company’s financial risk exposures.

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

The following table sets out the compensation paid for the fiscal years ended December 31, 2019, 2018 and 2017, as applicable, to the following Named Executive Officers:

●	Mr. Amihay Hadad, our current Chief Executive Officer and Chief Financial Officer;

●	Mr. Jonathan Stefansky, our former Chief Executive Officer, who resigned from such role on January 1, 2020;

●	Mr. Alon Dayan, our current director and former Chief Executive Officer, who resigned from such role on July 25, 2019;

●	Mr. Gadi Levin, our former Chief Financial Officer, who resigned from such role on July 25, 2019; and

●	Mr. Hillel Scheinfeld, our former Chief Operating Officer, who resigned from such role on January 1, 2020.

The table is in U.S. dollars Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Mr. Amihay Hadad	2019	-	-	-	-	-	-
Current Chief Executive Officer, Chief Financial Officer	2018	-	-	-	-	-	-
	2017	-	-	-	-	-	-

Mr. Jonathan Stefansky	2019	134,838					134,838
Former Chief Executive Officer	2018	160,370	-	-	-	-	160,370
	2017	146,057	-	-	-	-	146,057

Mr. Alon Dayan(1)	2019	18,703	-	-	-	-	18,703
Former Chief Executive Officer	2018	71,127	-	-	-	-	71,127
	2017	-	-	-	-	-	-

Mr. Gadi Levin(2)	2019	42,595	2,805	-	-	-	45,400
Former Chief Financial Officer	2018	82,500	-	-	-	-	82,500
	2017	-	-	-	-	-	-

Mr. Hillel Scheinfeld	2019	134,876	-	-	-	-	134,876
Former Operating Officer	2018	160,458	-	-	-	-	160,458
	2017	146,065	-	-	-	-	146,065

(1)	Mr. Dayan served as the Registrant’s Chief Executive Officer until the consummation of the Recapitalization Transaction that occurred in July 2019. In light of the accounting treatment of the Recapitalization Transaction, the cost of employment of Mr. Dayan is not recorded in the financial statements included in this annual report, which are the financial statements of Viewbix Ltd., the “accounting acquirer”.

(2)	Mr. Levin served as the Registrant’s Chief Financial Officer until the consummation of the Recapitalization Transaction that occurred in July 2019. In light of the accounting treatment of the Recapitalization Transaction, the cost of employment of Mr. Levin is not recorded in the financial statements included in this annual report, which are the financial statements of Viewbix Ltd., the “accounting acquirer”.

New Service Agreements

On May 2, 2019, we issued 50,000 shares of our Common Stock to our former chief executive officer, Mr. Alon Dayan, and 50,000 shares of our Common Stock to our former chief financial officer, Mr. Gadi Levin, in consideration of services provided to the Company during the first quarter of 2019.

Director’s Compensation

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

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2019.

Option Grants

During the year ended December 31, 2019, the board of directors did not authorize the issuance of stock options to executive officers and directors to purchase shares of Common Stock.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2019 by our executive officers.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to named executive officers in the last completed fiscal year under any LTIP.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2019 and 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below provides information regarding the beneficial ownership of our Common Stock as of December 31, 2019, of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and officers as a group, and (iv) each person or entity known to us who owns more than 5% of our common stock.

The percentage of Common Stock beneficially owned is based on 31,201,669 shares of Common Stock outstanding as of December 31, 2019. The number and percentage of shares of Common Stock beneficially owned by a person or entity also include shares of Common Stock issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days of December 31, 2019. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Algomizer Ltd.(2)	Common Stock	27,579,721	88.39%
Alon Dayan	Common Stock	50,000	0.16%
Amihay Hadad	Common Stock	-	-
Directors and officers as a group (2 individuals)	Common Stock	50,000	0.16%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners named in the table have, to our knowledge, direct ownership of and sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

(2)	Includes 20,281,085 of shares of Common Stock, (ii) warrants to purchase up to 3,649,318 shares of restricted Common Stock with an exercise price of $0.48 per share, and (iii) warrants to purchase up to 3,649,318 shares of restricted Common Stock with an exercise price of $0.80 per share, which are owned by Algomizer Ltd.which are currently exercisable or will become exercisable within 60 days of December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Certain Related Party Transactions

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed Brightman Almagor Zohar & Co. as independent public accountant for the fiscal years ended December 31, 2019. Halperin had served as the Company’s independent registered public accounting firm for the fiscal periods beginning July 6, 2018 through November 7, 2019.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by (a) (i) Halperin Ilanit CPA and (ii) Brightman Almagor Zohar & Co. for the audit of the Registrant’s annual financial statements for the year ended December 31, 2019; (b) fees billed for other services rendered by (i) Halperin Ilanit CPA for the Registrant’s fiscal period beginning July 6, 2018 and ending November 7, 2019 and (ii) Brightman Almagor Zohar & Co. for the Registrant’s fiscal period beginning November 7, 2019 and ending December 31, 2019; and (c) the aggregate fees billed in each of the last two fiscal years as pertaining to, among others, tax compliance, tax advice and tax planning conferred to the Registrant.

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
Audit fees (1)	42,500	(2)	14,260	(3)
Audit-related fees (4)	60,000	(5)	-
Tax -related fees (6)	20,500		-

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit Fees consists of $12,500 in connection with the services rendered by Halperin Ilanit CPA, and $30,000 in connection with the services rendered by Brightman Almagor Zohar & Co Audit-related fees.

(3)	Consists of $14,260 in connection with the services rendered by Halperin Ilanit CPA.

(4)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues in connection with the share Exchange agreement.

(5)	Consists of $ 2,000 in connection with the services rendered by Halperin Ilanit CPA, and $58,000 in connection with the services rendered by Brightman Almagor Zohar & Co.

(6)	Tax fees consist of, among other items, preparation of federal and state tax returns, review of quarterly estimated tax payments, Israeli tax rulings, consultation concerning tax compliance issues, and services rendered for purposes of a tax ruling filed with government agencies and institutions in connection with the Recapitalization Transaction rendered by Brightman Almagor Zohar & Co.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No. Description

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to the our registration statement on Form S-1 filed with the SEC on August 5, 2015)
3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 25, 2019)
3.3	Bylaws (incorporated by reference to our registration statement on Form S-1 filed with the SEC on August 5, 2015)
4.1	Description of Registrant’s Securities
4.2	Form of Warrant by and between the Company and Algomizer Ltd., dated July 25, 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 25, 2019)
10.1	Share Exchange Agreement between the Company and Algomizer Ltd., dated February 7, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 7, 2019)
10.2	First Amendment to the Share Exchange Agreement between the Company and Algomizer Ltd., dated July 24, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2019)
10.3	2017 Employee Incentive Plan (incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 17, 2018)
21.1*	Subsidiaries of the Registrant
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

VIEWBIX INC.

Date: March 19, 2020	By:	/s/ Amihay Hadad
Amihay Hadad
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 19th day of March 2020 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ Amihay Hadad	Chief Executive Officer
Amihay Hadad	(Principal Executive Officer)

/s/ Amihay Hadad	Chief Financial Officer and Director
Amihay Hadad	(Principal Financial Officer)

/s/ Amihay Hadad	Chief Financial Officer and Director
Amihay Hadad	(Principal Accounting Officer)

/s/ Amihay Hadad	Director
Amihay Hadad

/s/ Alon Dayan	Director
Alon Dayan

