Form 10-Q
period 2020-03-31
Viewbix Inc.
filed 2020-05-15
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

On March 31, 2020, the Registrant had 31,201,669 shares of common stock issued and outstanding.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2020

CONTENTS

Page

Condensed Consolidated Balance Sheets for the and Three Months ended March 31, 2020 and Year Ended December 31, 2019 (Unaudited)	2- 3

Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended March 31, 2020 and 2019 (Unaudited)	4

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficit for the Three Months Ended March 31, 2020 and 2019 (Unaudited)	5 - 6

Condensed Consolidated Statements of Cash Flows for Three Months Ended March 31, 2020 and 2019 (Unaudited)	7 - 8

Notes to Condensed Consolidated Financial Statements	9 - 17

VIEWBIX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of March 31	As of December 31
	Note	2 0 2 0	2 0 1 9

ASSETS

CURRENT ASSETS
Cash and cash equivalents		110	87
Restricted cash		-	2
Prepaid expenses		12	17
Other accounts receivables	3	38	119

Total current assets		160	225

NON CURRENT ASSETS
Property and equipment, net	4	-	5

Total non-current assets		-	5

Total assets		160	230

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of March 31	As of December 31
	Note	2 0 2 0	2 0 1 9

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables		1	66
Payable to parent company	11	1,795	1,611
Other accounts payables and accrued liabilities	5	231	246

Total current liabilities		2,027	1,923

Commitments and contingencies

STOCKHOLDERS’ DEFICIT	6

Share Capital
Ordinary shares of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 31,201,669 shares as of December 31, 2019; and March 31, 2020		3	3
Additional paid-in capital		13,015	13,015
Accumulated deficit		(14,885)	(14,711)

Total stockholders’ deficit		(1,867)	(1,693)

Total liabilities and stockholders’ deficit		160	230

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

U.S. dollars in thousands (except share data)

		For the three months ended March 31
	Note	2 0 2 0	2 0 1 9

Revenues		37	34
Cost of revenues		4	2

Gross profit		33	32

Operating expenses:
Research and development		59	36
Selling and marketing		7	80
General and administrative		175	121
Gain from sale of a subsidiary	1	(8)	-

Operating loss		200	205

Financial expenses (income), net	8	(28)	24

Loss before tax		172	229

Taxes on income	9	2	20

Net loss		174	249

Loss per share - basic and diluted	10	0.006	0.91

Weighted average number of ordinary shares outstanding used in the computations of loss per share (in thousands) (*)		31,201,669	273,049

(*) The number of shares prior to the reverse recapitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction. Refer to Note 1 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT (Unaudited)

U.S. dollars in thousands (except share data)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2020	31,201,669	3	13,015	(14,711)	(1,693)

Net loss for the period	-	-	-	(174)	(174)
Balance as of March 31, 2020	31,201,669	3	13,015	(14,885)	(1,867)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT Unaudited)

U.S. dollars in thousands (except share data)

	Preferred A-1		Preferred A-2		Preferred B		Preferred C		Preferred C-1		Preferred C-2		Total temporary	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	equity	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2019 (*)	199,870	*	4,881,654	10	4,556,094	9	7,222,305	15	2,755,706	11	392,407	1	46	273,049	1	12,872	(13,594)	(721)

Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(249)	(249)
Balance as of March 31, 2019 (*)	199,870	*	4,881,654	10	4,556,094	9	7,222,305	15	2,755,706	11	392,407	1	46	273,049	1	12,872	(13,843)	(970)

(*) The number of shares prior to the reverse recapitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction. Refer to Note 1 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the three months ended March 31
	2 0 2 0	2 0 1 9

Cash flows from operating activities

Net loss for the period	(174)	(249)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain from sale of a subsidiary	(8)	-
Depreciation	5	1

Changes in current assets and liabilities:

Decrease in trade receivables	6	14
Decrease (Increase) in prepaid expenses and other receivables	82	(19)
Increase (decrease) in trade payables	(71)	19
Increase (decrease) in other accounts payables and accrued liabilites	(16)	52
Increase in payable to parent company	186	146

Net cash provided by (used in) operating activities	10	(36)

Cash flows from investing activities

Cash received from sale of a subsidiary	13	-
Net cash provided by Investing activities	13	-

Increase (decrease) in cash and cash equivalents and restricted cash	23	(36)

Cash and cash equivalents and restricted cash at the beginning of the year	87	53

Cash and cash equivalents and restricted cash at the end of the year	110	17

The accompanying notes are an integral part of these condensed consolidated financial statements.

7

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

Supplemental Cash Flow Information:

As of February 31
2 0 2 0

Current assets excluding cash and cash equivalents	6
Current liabilities	(1)
Gain from sale of a subsidiary	8
Cash received from the sale of a subsidiary	13

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 1:	GENERAL

Organizational Background

Viewbix Inc. (formerly known as Virtual Crypto Technologies, Inc.) (the “Company””) was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International, Inc. (“Zaxis”). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International, Inc. and the Company was reincorporated in Delaware under the name of Zaxis International, Inc. On December 30, 2014, Zaxis entered into an agreement with Emerald Medical Applications Ltd., a private limited liability company organized under the laws of the State of Israel (“Emerald Israel”).

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

VCT Israel ceased its business operation During the beginning of Q1 2020. On January 27, 2020, VCT Israel was sold to a third party for NIS 50 ($14). The effective closing date of the transaction was February 12, 2020. The gain from the sale of the company was $8.

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

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 1:	GENERAL (Cont.)

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

As a result of the Recapitalization Transaction, Viewbix Israel became a subsidiary of the Company. As the shareholders of Viewbix Israel received the largest ownership interest in the Company, Viewbix Israel was determined to be the “accounting acquirer” in the Recapitalization Transaction. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Viewbix Israel. The number of shares prior to the reverse recapitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

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

Going Concern

The Company has incurred $174 in net loss for the period ended March 31, 2020, has $1,867 stockholders’ deficit as of March 31, 2020 and $1,863 in total stockholders’ deficit as of December 31, 2019 .Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation:

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 20, 2020 (the “2019 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented .The results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

As of March 31, 2020, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2019 Annual Report.

NOTE 3:	OTHER ACCOUNTS RECEIVABLES

Composition:

	As of March 31	As of December 31
	2 0 2 0	2 0 1 9

Government authorities	37	118
Other	1	1
	38	119

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 4:	PROPERTY AND EQUIPMENT

Composition:

	As of March 31	As of December 31
	2 0 2 0	2 0 1 9

Cost:
Computers and related equipment	34	34
Office furniture and equipment	9	9
	43	43

Accumulated depreciation	43	38

Net book value	-	5

NOTE 5:	OTHER ACCOUNTS PAYABLES

Composition:

	As of March 31	As of December 31
	2 0 2 0	2 0 1 9

Other payables and deferred revenues	86	91
Accrued liabilities	144	149
Other	1	6
	231	246

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6:	STOCKHOLDERS DEFICT

Composition:

	As of March 31		As of December 31
	2 0 2 0		2 0 1 9
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Unaudited
Number of shares

Ordinary shares	490,000,000	31,201,669	490,000,000	31,201,669

Ordinary Shares:

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

Redemption

The Company’s AOA do not provide redemption rights to the holders of the preferred shares. In the event of a liquidation event, all the funds and assets of the Company available for distribution among all the stockholders shall be distributed based on a certain mechanism as described in the Company’s AOA. Although the preferred shares are not redeemable, in the event of certain “deemed liquidation events” that are not solely within the Company’s control (including merger, acquisition, or sale of all or substantially all of the Company’s assets), the holders of the preferred shares would be entitled to preference amounts paid before distribution to other stockholders (as explained in the previous paragraph) and hence effectively redeeming the preference amount. In accordance with ASR 268 and ASC 480 “Distinguishing Liabilities from Equity”, the Company’s preferred shares are classified outside of stockholders’ deficit as a result of these in-substance contingent redemption rights

As of December 31, 209 the preferred shares were no longer outstanding

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6:	STOCKHOLDERS DEFICT (Cont.)

Share Exchange

As detailed in Note 1, as part of the Recapitalization Transaction in July 2019, the Company issued 20,281,085 shares of common stock to Algomizer in exchange for its 99.83% holdings in Viewbix Israel. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.As Part of the transaction all preferred shares were converted into ordinary shares

Warrants

The following table summarizes information of outstanding warrants as of March 31, 2020:

	Warrants	Warrant Term	Exercise Price	Exercisable
Class G Warrants	142,857	April 2020	$4.20	142,857
Class J Warrants	3,649,318	July 2029	$0.48	3,649,318
Class K Warrants	3,649,318	July 2029	$0.80	3,649,318

Additionally In connection with the Share Exchange Agreement, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Algomizer an additional 1,642,193 shares of restricted common stock of the Company.

All of the Company’s warrants meet the US GAAP criteria for equity classification

During January and March 2020, 50,000 class H warrants expired.

During January 2020, 38,095 class I warrants expired.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

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

In April 2017, a lawsuit was filed by a former CEO of the Company with the Tel Aviv District Court (the “Tel Aviv Court”) against the Company claiming certain damages in the total amount of $100,000, under the assertion of wrongful termination by the Company and Emerald Israel. The Company believes these claims to be unsubstantiated and wholly without merit and accordingly filed its response with the Tel Aviv Court in October of 2017. The dispute was initially heard by the Tel Aviv Court on February 13, 2020 and a supplemental hearing has been set for March 19, which has subsequently been postponed to September 29, 2020.

As of March 31, 2020, the company’s management, in consultation with its legal advisors, believes that their claim will be successful and should the plaintiff be successful, they will be awarded an insignificant amount and therefore no amount has been provided for in these financial statements.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 8:	FINANCIAL EXPENSES (INCOME), NET

Composition:

	For the three months ended March 31
	2 0 2 0	2 0 1 9
	Unaudited

Bank fees	2	2
Exchange rate differences	(49)	22
Other	19	-
	(28)	24

NOTE 9:	TAXES ON INCOME

A.	Tax rates applicable to the income of the Company:

Viewbix Israel are taxed according to Israeli tax laws. The Israeli corporate tax rate is 23% in the years2019 and onwards.

Viewbix Inc. is taxed according to U.S. tax laws. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.

B.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of March 31	As of December 31
	2 0 2 0	2 0 1 9

Deferred R&D expenses	59	239
Operating loss carryforward	31,627	32,443
	31,686	32,682

Net deferred tax asset before valuation allowance	6,931	7,149
Valuation allowance	(6,931)	(7,149)
Net deferred tax asset	-	-

As of March 31, 2020, the Company has provided valuation allowances of $6,931 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 9:	TAXES ON INCOME (Cont.)

C.	Available carryforward tax losses:

As of March 31, 2020 Viewbix Israel incurred operating losses in Israel of approximately $13,237 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of March 31, 2020 the Company generated net operating losses in the U.S. of approximately $18,390 Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

D.	Loss (income) from continuing operations, before taxes on income, consists of the following:

	For the three months ended March 31
	2 0 2 0	2 0 1 9

USA	10	60
Israel	162	169
	172	229

NOTE 10:	LOSS PER SHARE-BASIC AND DILUTED

Composition:

	For the three months ended March 31
	2 0 2 0	2 0 1 9
	Unaudited

Basic and diluted:

Net loss attributable to ordinary stockholders	174	249

Weighted-average ordinary shares	31,201,669	273,049

Loss per share-basic and diluted	0.006	0.91

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 11:	TRANSACTION AND BALANCES WITH PARENT COMPANY

Balances:

	As of March 31	As of December 31
	2 0 2 0	2 0 1 9

Payable to parent company	1,795	1,611

As part of the agreement with Algomizer, the parties agreed to have the Company’s operations outsourced to Algomizer from the agreement date and until the acquisition is consummated. The following term were included in the agreement pursuant to the above:

(a)	From May 2018 all of the Company’s employees will become employees of Algomizer.

(b)	Between the periods of May 2018 to October 2018, Algomizer will pay the full expenses of the employees (see A above) as well as other related expenses.

(c)	From the Closing Date, the employees transferred from the Company to Algomizer will dedicate half of their time to the Company’s operations and correspondingly 50% of the costs to be incurred by Algomizer in respect of these employees are to be charged to the Company.

No amounts were paid by the Company to Algomizer during 2020 and 2019 in respect of the above, which resulted in a parent company payable of $1,611 as of December 31, 2019 and $1,795 as of March 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of March 31, 2020 and 2019, and the related statements of comprehensive loss, statement of changes in stockholders’ equity (deficit) and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of the Company’s plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. These factors include those contained in section captioned “Risk Factors” of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2020 (the “Annual Report”). The Company’s actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview and background

Viewbix Inc. (f/k/a Virtual Crypto Technologies, Inc., f/k/a Emerald Medical Applications Corp.) (the “Registrant” or the “Company”) is an interactive video technology and data platform that provides its clients with deep insights into their video marketing performance as well as the effectiveness of its messaging.

Recent Developments

Share Exchange Agreement

On February 7, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Algomizer Ltd. (TASE:ALMO), a company organized under the laws of the State of Israel (“Algomizer”), pursuant to which on July 25, 2019 (the “Closing Date”), Algomizer assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd. (“Viewbix Israel”) to the Company in exchange for shares of restricted common stock, par value $0.0001 per share of the Company (the “Common Stock”), representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis as of the Closing Date, following the conversion of certain convertible notes of the Company and excluding certain warrants to purchase shares of Common Stock expiring in 2020 and additional warrants as further described below (the “Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company agreed to issue to Algomizer an additional 1,642,193 shares of restricted Common Stock representing 5% of the Fully Diluted Share Capital immediately following the Closing Date.

On July 24, 2019, and in connection with the Share Exchange Agreement, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware reflecting its name change from Virtual Crypto Technologies, Inc. to Viewbix Inc. to reflect its new operations and business focus. On August 7, 2019, FINRA approved the Registrant’s name change and its trading symbol was changed from “VRCP” to “VBIX” on the OTCQB.

On the Closing Date, (i) the Company issued 20,281,085 shares of Common Stock to Algomizer in exchange for consideration consisting of 99.83% holdings in Viewbix Israel, and (ii) convertible notes representing 3,434,889 shares of Common Stock then currently issued to holders were converted. The shares of Common Stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to purchase shares of Common Stock to Algomizer, whereby (i) 3,649,318 of such warrants to purchase shares of Common Stock were issued with an exercise price of $0.48, and (ii) 3,649,318 of such warrants to purchase shares of Common Stock were issued with an exercise price of $0.80.

Following the Closing Date, Viewbix Israel became a subsidiary of the Registrant. Viewbix Israel was incorporated in February 2006 in Israel.

On January 1, 2020, the Company announced certain cost reduction measures due the Company not achieving certain revenues goals. In connection with these cost reduction measures, on January 1, 2020, Mr. Jonathan Stefansky, the Company’s then chief executive officer and member of the Company’s board of directors, tendered his resignation from the Board, and on the same date the sides reached a mutual understanding whereby Mr. Stefansky would step down as chief executive officer, effective March 1, 2020. On the same date, the Company and Mr. Hillel Scheinfeld, the Company’s then chief operating officer, reached a similar mutual understanding and agreed he would step down, also effective March 1, 2020. Mr. Amihay Hadad, the Company’s chief financial officer, was appointed to the Company’s board of directors on January 1, 2020, and, effective as of March 1, 2020, he was also appointed as the Company’s chief executive officer as well.

On January 27, 2020, the Company entered into an agreement with a third-party to sell Virtual Crypto Technologies Ltd. for NIS 50,000 ($14, 459), which transaction was consummated on February 12, 2020.

Results of Operations

Results of Operations During the Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019

Our revenues were $37 thousand for the three months ended March 31, 2020, with a slight increase compared to $34 thousand during the same period in the prior year.

Our cost of revenues were $4 thousand for the three months ended March 31, 2020, with a slight increase as compared to $2 thousand during the same period in the prior year.

Our research and development expenses were $59 thousand for the three months ended March 31, 2020, as compared to $36 thousand during the same period in the prior year. The reason for the increase in the three months ended March 31, 2020 is due to the fact that certain expenses during the same period in the prior year were incurred and paid for by Algomizer in accordance with the Share Exchange Agreement.

Our selling and marketing expenses were $7 thousand for the three months ended March 31, 2020, as compared to $80 thousand during the same period in the prior year. The reason for the decrease in the three months ended March 31, 2020 is due to the fact that on January 1, 2020, the Company announced a certain cost reduction measures.

Our general and administrative expenses increased to $175 thousand for the three months ended March 31, 2020 as compared to $121 thousand during the same period in the prior year. The reason for the increase in the three months ended March 31, 2020 is due to the consolidation of the additional subsidiaries as a result of the consummation of the Share Exchange Agreement, which generated certain general and administrative expenses. Furthermore, in contrast to the three month period during the prior year, during the three months ended March 31, 2020, the Company incurred various fees and expenses related to its status as a public company, including certain compliance and consultancy related fees and expenses.

Our financial income was $28 thousand for the three months ended March 31, 2020, compared to financial expenses of $24 thousand during the same period in the prior year. The reason for the financial income in the three months ended March 31, 2020 is due to the US dollar exchange rate increase during the three months ended March 31, 2020 as compared to a decrease during the same period in the prior year.

Our tax on income was $2 thousand for the three months ended March 31, 2020, as compared to $20 thousand during the same period in the prior year. The reason for the decrease in the three months ended March 31, 2020 is due to the fact that during the same period in the prior year the Company recognized one-time tax expenses for prior years.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2020 reflects current assets of $160 thousand, consisting of $110 thousand cash and cash equivalents and other receivables of $50. We also have $2,027 thousand in current liabilities, consisting of $232 thousand in other accounts payables and payable to Algomizer of $1,795 thousand. As of December 31, 2019, we had current assets of $225 thousand mainly consisting of $87 thousand in cash, other receivables of $138 thousand and restricted cash of $2. As of December 31, 2019, we had $1,923 thousand in current liabilities consisting of $312 thousand in other accounts payables and $1,611 thousand payable to Algomizer.

We had negative working capital of $1,867 thousand as of March 31, 2020, as compared to negative working capital of $1,693 thousand on December 31, 2019. Our total liabilities as of March 31, 2020 were $2,027 thousand, as compared to $1,923 thousand on December 31, 2019.

During the period ended March 31, 2020, we had positive cash flow from operations of $10 thousand, which was the result of a net loss of $174 thousand, an increase in payable to Algomizer in the amount of $186 thousand, decrease in other payables of $55 thousand and decrease in prepaid expenses and other receivables of $88 thousand.

During the period ended March 31, 2019, we had negative cash flow from operations of $36 thousand, which was the result of a net loss of $249 thousand, increase in payable to Algomizer in the amount of $146 thousand and decrease in trade payables of $71 thousand and increase in prepaid expenses and other receivables of $14 thousand .

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

Going Concern:

The Company has incurred $174 in net losses for the three months ended March 31, 2020, has $1,867 stockholders’ deficit as of March 31, 2020 and $1,693 in total stockholders’ deficit as of December 31, 2019. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, the Company’s Chief Executive Officer and Chief Financial Officer, which is currently the same individual, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of March 31, 2020, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2019, Viewbix Ltd. was named as a co-defendant in a civil lawsuit filed with the Jerusalem District Court (the “Jerusalem Court”) by three shareholders of Viewbix Ltd. (in this section, the “Shareholders”), alleging that they were entitled to receive certain preferred shares in Viewbix Ltd., pursuant to a certain 2007 loan agreement by and between Viewbix Ltd. and the petitioning Shareholders, following the sale of Viewbix Ltd. shares to Algomizer Ltd. (the “Conversion”). The Shareholders sought declaratory recourse from the Jerusalem Court, pursuant to which the Shareholders demanded, inter alia, shares in Algomizer Ltd. on a post-Conversion basis or in a form of alternative compensation. On February 27, 2020, the parties presented their respective arguments before the Jerusalem Court, and the Jerusalem Court determined that the Company is entitled to file a motion for dismissal of the claims by the Shareholders by March 31, 2020, which has subsequently been postponed to May 30, 2020.

In June 2017, a lawsuit was filed with the Tel Aviv District Court (the “Tel Aviv Court”) against Emerald Israel, and other defendants, claiming certain damages in the total amount of approximately $100,000, under the assertion of wrongful termination by Emerald Israel. We believe these claims to be unsubstantiated and wholly without merit and accordingly filed its response with the Tel Aviv Court in October of 2017. The dispute was initially heard by the Tel Aviv Court on February 13, 2020 and a supplemental hearing has been set for March 19, 2020, which has subsequently been postponed to September 29, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.INS	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer and Chief Financial Officer
Date: May 15, 2020		(Principal Executive Officer and Principal Financial Officer)

