Form 10-Q
period 2020-06-30
Viewbix Inc.
filed 2020-08-12
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

On June 30, 2020, the Registrant had 31,201,669 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

CONTENTS

Page

Condensed Consolidated Balance Sheets As Of June 30, 2020 (Unaudited) and December 31, 2019	2-3

Condensed Consolidated Statements of Comprehensive Loss for the Six and Three Months ended June 30, 2020 and 2019 (Unaudited)	4

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficit for the Six and Three Months Ended June 30, 2020 and 2019 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for Six and Three Months Ended June 30, 2020 and 2019 (Unaudited)	6-7

Notes to Condensed Consolidated Financial Statements	8-16

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of June 30	As of December 31
	Note	2 0 2 0	2 0 1 9

ASSETS

CURRENT ASSETS
Cash and cash equivalents		79	87
Restricted cash		-	2
Prepaid expenses		4	17
Other accounts receivables	3	14	119

Total current assets		97	225

NON CURRENT ASSETS
Property and equipment, net	4	-	5

Total non-current assets		-	5

Total assets		97	230

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of June 30	As of December 31
	Note	2 0 2 0	2 0 1 9

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables		-	66
Payable to parent company	11	1,853	1,611
Other accounts payables and accrued liabilities	5	204	246

Total current liabilities		2,057	1,923

Commitments and contingencies	7

STOCKHOLDERS’ DEFICIT	6

Share Capital
Ordinary shares of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 31,201,669 shares as of December 31, 2019; and June 30, 2020		3	3
Additional paid-in capital		13,015	13,015
Accumulated deficit		(14,978)	(14,711)

Total stockholders’ deficit		(1,960)	(1,693)

Total liabilities and stockholders’ deficit		97	230

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

U.S. dollars in thousands (except share data)

		For the six months ended June 30		For the three months ended June 30
	Note	2 0 2 0	2 0 1 9	2 0 2 0	2 0 1 9

Revenues		70	76	33	42
Cost of revenues		4	3	-	5

Gross profit		66	73	33	37

Operating expenses:
Research and development		59	88	-	53
Selling and marketing		7	142	-	58
General and administrative		269	232	94	110
Gain from sale of a subsidiary		(8)		-	-

Operating loss		261	389	61	184

Financial expenses (income), net	8	4	39	32	15

Loss before tax		265	428	93	199

Taxes on income	9	2	23	-	4

Net loss		267	451	93	203

Loss per share - basic and diluted	10	0.009	2.14	0.003	0.97

Weighted average number of ordinary shares outstanding used in the computations of loss per share (in thousands) (*)		31,201,669	273,049	31,201,669	273,049

(*)	The number of shares prior to the reverse recapitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction. Refer to Note 1 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT Unaudited)

U.S. dollars in thousands (except share data)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2020	31,201,669	3	13,015	(14,711)	(1,693)
Net loss for the period	-	-	-	(267)	(267)
Balance as of June 30, 2020	31,201,669	3	13,015	(14,978)	(1,960)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	Capital	deficit	deficit

Balance as of April 1, 2020	31,201,669	3	13,015	(14,885)	(1,867)
Net loss for the period	-	-	-	(93)	(93)
Balance as of June 30, 2020	31,201,669	3	13,015	(14,978)	(1,960)

	Preferred A-1		Preferred A-2		Preferred B		Preferred C		Preferred C-1		Preferred C-2		Total temporary	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	equity	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2019	199,870	*	4,881,654	10	4,556,094	9	7,222,305	15	2,755,706	11	392,407	1	46	279,049	1	12,872	(13,594)	(721)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(249)	(249)
Balance as of March 31, 2019	199,870	*	4,881,654	10	4,556,094	9	7,222,305	15	2,755,706	11	392,407	1	46	279,049	1	12,872	(13,843)	(970)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(203)	(203)
Balance as of June 30, 2019 (unaudited)	199,870	*	4,881,654	10	4,556,094	9	7,222,305	15	2,755,706	11	392,407	1	46	279,049	1	12,872	(14,046)	(1,173)

(*) Representing an amount less than $ 1.

(**) The number of shares prior to the reverse recapitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction. Refer to Note 1 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the six months ended June 30		For the three months ended June 30
	2 0 2 0	2 0 1 9	2 0 2 0	2 0 1 9
	Unaudited		Unaudited

Cash flows from operating activities
Net loss for the period	(267)	(451)	(93)	(203)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5	1	-	*
Gain from sale of a subsidiary	(8)	-	-	-

Changes in assets and liabilities:
Decrease in prepaid expenses	14	15	8	2
Decrease in other receivables	106	39	24	56
Increase (decrease) in trade payables	(76)	30	(4)	13
Increase (decrease) in other accounts payables	(39)	64	(24)	12
Increase in payable to parent company	244	285	58	139

Net cash provided by (used in) operating activities	(21)	(17)	(31)	19

Cash flows from investing activities

Cash received from sale of a subsidiary	13	-	-	-
Net cash provided by Investing activities	13	-	-	-

Increase (decrease) in cash and cash equivalents and restricted cash	(8)	(17)	(31)	19

Cash and cash equivalents and restricted cash at the beginning of the year	87	53	110	17

Cash and cash equivalents and restricted cash at the end of the year	79	36	79	36

(*) Represents an amount less than $1

 The accompanying notes are an integral part of these condensed consolidated financial statements.

6

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

Supplemental Cash Flow Information:

As of February 12
2020

Current assets excluding cash and cash equivalents	6
Current liabilities	(1)
Gain from sale of a subsidiary	8
Cash received from the sale of a subsidiary	13

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 1 - GENERAL

A.	Organizational Background

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

B.	Emerald Medical Applications Ltd.

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

C.	Virtual Crypto Technologies Ltd.

On January 17, 2018, the Company formed a new wholly-owned subsidiary under the laws of the State of Israel, Virtual Crypto Technologies Ltd. (the “VCT Israel”), to develop and market software and hardware products facilitating, allowing and supporting purchase and/or sale of cryptocurrencies through ATMs, tablets, personal computers (“PCs”) and/or mobile devices.

VCT Israel ceased its business operation During the beginning of Q1 2020. On January 27, 2020, VCT Israel was sold to a third party for NIS 50 ($14). The effective closing date of the transaction was February 12, 2020. The gain from the sale of the company was $ 8.

D.	Transaction with Gix Internet Ltd. (formerly known as Algomizer Ltd.), or Gix (the “Recapitalization Transaction”)

On June 6, 2020, Algomizer changed its name to Gix Internet Ltd., or Gix

On February 7, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Gix Internet Ltd . (TASE:ALMO), a company organized under the laws of the State of Israel (“Gix”), pursuant to which on July 25, 2019 (the “Closing Date”), Gix assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd. (“Viewbix Israel”) to the Company in exchange for shares of restricted common stock of the Company, representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis as of the Closing Date following the conversion of certain convertible notes of the Company and excluding certain warrants to purchase shares of the Common Stock expiring in 2020 and additional warrants as further described below (the “Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Gix an additional 1,642,193 shares of restricted common stock of the Company representing 5% of the Fully Diluted Share Capital immediately following the Closing Date.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 1 - GENERAL (Cont.)

D.	Transaction with Gix Internet Ltd . (the “Recapitalization Transaction”): (Cont.)

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

On the Closing Date, the Company (i) issued 20,281,085 shares of its common stock to Gix in exchange for consideration consisting of consideration for its 99.83% holdings in Viewbix Israel, and (ii) 3,434,889 shares of its common stock to holders of convertible notes, which were issued by the Company prior to the Reverse Recapitalization, and which were converted upon the Closing Date. The shares of common stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to Gix to purchase the Company’s common stock, whereby (i) 3,649,318 of such warrants were issued with an exercise price of $0.48, and (ii) 3,649,318 of such warrants were issued with an exercise price of $0.80.

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

On January 1, 2020, the Company announced certain cost reduction measures due the Company not achieving certain revenues goals.

E.	Going Concern

The Company has incurred $267 in net loss for the period ended June 30, 2020, has $1,960 stockholders’ deficit as of June 30, 2020 and $1,693 in total stockholders’ deficit as of December 31, 2019 .Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

All intercompany accounts and transactions have been eliminated in consolidation.

B.	Unaudited Interim Financial Information

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented .The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

As of June 30, 2020, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2019 Annual Report.

C.

Recently Adopted Accounting Pronouncement

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The Company adopted this ASU on January 1, 2020. There was not material impact on the interim consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements,” which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements and is effective for the Company beginning on January 1, 2020. This standard did not have a material effect on the Company’s interim consolidated financial statements.

NOTE 3 - OTHER ACCOUNTS RECEIVABLES

Composition:

	As of June 30	As of December 31
	2 0 2 0	2 0 1 9

Other	-	1
Government authorities	14	118
	14	119

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 4 - PROPERTY AND EQUIPMENT

Composition:

	As of June 30	As of December 31
	2 0 2 0	2 0 1 9

Cost:
Computers and related equipment	34	34
Office furniture and equipment	9	9
	43	43
Accumulated depreciation	43	38
Net book value	-	5

NOTE 5 - OTHER ACCOUNTS PAYABLES

Composition:

	As of June 30	As of December 31
	2 0 2 0	2 0 1 9

Other payables and deferred revenues	63	91
Accrued liabilities	141	149
Other	-	6
	204	246

NOTE 6 - STOCKHOLDERS DEFICT

A.	Composition:

	As of June 30		As of December 31
	2 0 2 0		2 0 1 9
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Unaudited
Number of shares

Ordinary shares	490,000,000	31,201,669	490,000,000	31,201,669

B.	Ordinary Shares:

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

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6 - STOCKHOLDERS DEFICT (Cont.)

C.	Preferred shares (relating to Viewbix Ltd prior to the Recapitalization Transaction):

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

The preference mechanism for liquidation and the distribution of dividends gave priority to the most recent preferred stockholders.

The preferred shares were convertible into 16,199,520 ordinary shares of the Company.

D.	Redemption:

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

As of December 31, 209 the preferred shares were no longer outstanding

E.	Share Exchange:

As detailed in Note 1, as part of the Recapitalization Transaction in July 2019, the Company issued 20,281,085 shares of common stock to Gix in exchange for its 99.83% holdings in Viewbix Israel. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction. As Part of the transaction all preferred shares were converted into ordinary shares

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6 - STOCKHOLDERS DEFICT (Cont.)

E.	Warrants:

The following table summarizes information of outstanding warrants as of June 30, 2020:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	3,649,318	July 2029	0.48	3,649,318
Class K Warrants	3,649,318	July 2029	0.80	3,649,318

Additionally In connection with the Share Exchange Agreement, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Gix an additional 1,642,193 shares of restricted common stock of the Company.

All of the Company’s warrants meet the US GAAP criteria for equity classification

During January and March 2020, 50,000 class H warrants expired.

During January 2020, 38,095 class I warrants expired.

During April 2020, 142,857 Class G warrants expired.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

During August 2019, a law suit was filed against the Company and, the parent company Gix. claiming that the applicants were entitled to receive shares of the Company as part of the consideration in the Company’s acquisition by Gix. In the opinion of the Company’s management, the applicants’ claims are based on incorrect assumptions and deals with the distribution of the internal shares between the applicants and the other former shareholders of the Company before the acquisition transaction, resulting in a consideration coming to the applicants following the acquisition transaction. As of the date of signing the financial statements the parties are engaged in an advanced settlement negotiations.

The understanding of the Company and its legal advisers and based on the settlement negotiations is that the claim may not create financial exposure to the Company.

In April 2017, a lawsuit was filed by a former CEO of the Company with the Tel Aviv District Court (the “Tel Aviv Court”) against the Company claiming certain damages in the total amount of $100, under the assertion of wrongful termination by the Company and Emerald Israel. The Company believes these claims to be unsubstantiated and wholly without merit and accordingly filed its response with the Tel Aviv Court in October of 2017. The dispute was initially heard by the Tel Aviv Court on February 13, 2020 and a supplemental hearing has been set for March 19, which has subsequently been postponed to September 29, 2020.

As of June 30, 2020, the company’s management, in consultation with its legal advisors, believes that their claim will be successful and should the plaintiff be successful, they will be awarded an insignificant amount and therefore no amount has been provided for in these financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 8 - FINANCIAL EXPENSES (INCOME), NET

Composition:

	For the three months ended June 30
	2 0 2 0	2 0 1 9
	Unaudited

Bank fees	2	2
Exchange rate differences	44	13
Other	(14)	-
	32	15

	For the six months ended June 30
	2 0 2 0	2 0 1 9
	Unaudited

Bank fees	4	4
Exchange rate differences	(4)	38
Other	4	(3)
	4	39

NOTE 9 - TAXES ON INCOME

A.	Tax rates applicable to the income of the Company:

Viewbix Israel are taxed according to Israeli tax laws. The Israeli corporate tax rate is 23% in the years 2019 and onwards.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of June 30	As of December 31
	2 0 2 0	2 0 1 9

Deferred R&D expenses	59	239
Operating loss carryforward	31,720	32,443
	31,779	32,682

Net deferred tax asset before valuation allowance	6,951	7,149
Valuation allowance	(6,951)	(7,149)
Net deferred tax asset	-	-

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 9 - TAXES ON INCOME (Cont.)

B.	Deferred income taxes (Cont.):

As of June 30, 2020, the Company has provided valuation allowances of $6,951 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

C.	Available carryforward tax losses:

As of June 30, 2020 Viewbix Israel incurred operating losses in Israel of approximately $13,330 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of June 30, 2020 the Company generated net operating losses in the U.S. of approximately $18,390 Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

D.	Loss (income) from continuing operations, before taxes on income, consists of the following:

	For the six months ended June 30		For the three months ended June 30
	2 0 2 0	2 0 1 9	2 0 2 0	2 0 1 9

USA	10	49	5	7
Israel	255	379	88	192
	265	428	93	199

NOTE 10: LOSS PER SHARE-BASIC AND DILUTED

Composition:

	For the six months ended June 30		For the three months ended June 30
	2 0 2 0	2 0 1 9	2 0 2 0	2 0 1 9
Basic and diluted:
Net loss attributable to ordinary stockholders	267	451	93	203

Weighted-average ordinary shares	31,201,669	273,049	31,201,669	273,049

Loss per share-basic and diluted	0.009	2.14	0.003	0.97

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 11 - TRANSACTION AND BALANCES WITH PARENT COMPANY

Balances:

	As of June 30	As of December 31
	2 0 2 0	2 0 1 9

Payable to parent company	1,853	1,611

As part of the agreement with Gix, the parties agreed to have the Company’s operations outsourced to Gix from the agreement date and until the acquisition is consummated. The following term were included in the agreement pursuant to the above:

(a)	From May 2018 all of the Company’s employees will become employees of Gix.

(b)	Between the periods of May 2018 to October 2018, Gix will pay the full expenses of the employees (see A above) as well as other related expenses.

(c)	From the Closing Date, the employees transferred from the Company to Gix will dedicate half of their time to the Company’s operations and correspondingly 50% of the costs to be incurred by Gix in respect of these employees are to be charged to the Company.

No amounts were paid by the Company to Gix during 2020 and 2019 in respect of the above, which resulted in a parent company payable of $1,611 as of December 31, 2019 and $1,853, as of June 30, 2020.

NOTE 11 - COVID-19 PANDEMIC IMPLICATIONS

The COVID-19 pandemic originated in Wuhan, China, in late 2019 and quickly thereafter spread to multiple countries, including the United States, Israel and many countries in Europe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. The company is actively monitoring the pandemic and taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

Due to the uncertainty surrounding the COVID-19 pandemic, The company will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on our business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by the company in response to such spread, could adversely affect the company’s business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect the company’s business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact the company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of June 30, 2020 and 2019, and the related statements of comprehensive loss, statement of changes in stockholders’ equity (deficit) and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

This management discussion and analysis section contains forward-looking statements, such as statements of the Company’s plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the short-term and long-term implications caused by our recent cost reduction efforts, including, but not limited to, our growing inability to secure and maintain customers on the basis of insufficient capital resources;

●	sustained turnover of key management;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out stockholders’ ownership interests;

●	the impact of the COVID-19 pandemic on our business plan and the global economy;

●	our ability to adequately protect our intellectual property; and

●	entry of new competitors and products and potential technological obsolescence of our products.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with which may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described in this Quarterly Report on Form 10-Q, and those contained in section captioned “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2020 (the “Annual Report”). The Company’s actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview and background

Viewbix Inc. (f/k/a Virtual Crypto Technologies, Inc., f/k/a Emerald Medical Applications Corp.) (the “Registrant” or the “Company”) is an interactive video technology and data platform that provides its clients with deep insights into their video marketing performance as well as the effectiveness of its messaging.

Recent Developments

Share Exchange Agreement

On February 7, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Gix Internet Ltd. (f/k/a Algomizer Ltd.) (TASE:GIX), a company organized under the laws of the State of Israel (“Gix”), pursuant to which on July 25, 2019 (the “Closing Date”), Gix assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd. (“Viewbix Israel”) to the Company in exchange for shares of restricted common stock, par value $0.0001 per share of the Company (the “Common Stock”), representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis as of the Closing Date, following the conversion of certain convertible notes of the Company and excluding certain warrants to purchase shares of Common Stock expiring in 2020 and additional warrants as further described below (the “Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company agreed to issue to Gix an additional 1,642,193 shares of restricted Common Stock representing 5% of the Fully Diluted Share Capital immediately following the Closing Date.

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

On the Closing Date, (i) the Company issued 20,281,085 shares of Common Stock to Gix in exchange for consideration consisting of 99.83% holdings in Viewbix Israel, and (ii) convertible notes representing 3,434,889 shares of Common Stock then currently issued to holders were converted. The shares of Common Stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to purchase shares of Common Stock to Gix, whereby (i) 3,649,318 of such warrants to purchase shares of Common Stock were issued with an exercise price of $0.48, and (ii) 3,649,318 of such warrants to purchase shares of Common Stock were issued with an exercise price of $0.80.

Following the Closing Date, Viewbix Israel became a subsidiary of the Registrant. Viewbix Israel was incorporated in February 2006 in Israel.

On June 6, 2020, Algomizer Ltd. changed its name to Gix.

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

Results of Operations

Results of Operations During the Three Months Ended June 30, 2020 as Compared to the Three Months Ended June 30, 2019

Our revenues were $33 thousand for the three months ended June 30, 2020, compared to $42 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2020 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our cost of revenues were $0 thousand for the three months ended June 30, 2020, compared to $5 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2020 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our research and development expenses were $0 thousand for the three months ended June 30, 2020, as compared to $53 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2020 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our selling and marketing expenses were $0 thousand for the three months ended June 30, 2020, as compared to $58 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2020 is due to the fact that on January 1, 2020, the Company announced a certain cost reduction measures.

Our general and administrative expenses decreased to $94 thousand for the three months ended June 30, 2020 as compared to $110 thousand during the same period in the prior year. Our general and administrative expenses were impacted by two different factors. First, our general and administrative expenses during the three months ended June 30, 2020 increased due to the consolidation of the additional subsidiaries as a result of the consummation of the Share Exchange Agreement, which generated certain general and administrative expenses. Furthermore, in contrast to the three month period during the prior year, during the three months ended June 30, 2020, the Company incurred various fees and expenses related to its status as a public company, including certain compliance and consultancy related fees and expenses. Second, beginning on January 1, 2020, we announced and began implementing certain cost reduction measures. The combination of these two factors slightly decreased the Company’s general and administrative expenses.

Our financial income was $32 thousand for the three months ended June 30, 2020, compared to financial expenses of $15 thousand during the same period in the prior year. The reason for the financial increase in the three months ended June 30, 2020 is due to the US dollar exchange rate decrease during the three months ended June 30, 2020 as compared the same period in the prior year.

Our tax on income was $0 thousand for the three months ended June 30, 2020, as compared to $4 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2020 is due to the fact that during the same period in the prior year the Company recognized one-time tax expenses for prior years.

Results of Operations During the Six Months Ended June 30, 2020 as Compared to the Six Months Ended June 30, 2019

Our revenues were $70 thousand for the six months ended June 30, 2020, compared to $76 thousand during the same period in the prior year. The reason for the decrease in the six months ended June 30, 2020 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our cost of revenues were $4 thousand for the six months ended June 30, 2020, which is a slight increase compared to $3 thousand during the same period in the prior year.

Our research and development expenses were $59 thousand for the six months ended June 30, 2020, as compared to $88 thousand during the same period in the prior year. The reason for the decrease in the six months ended June 30, 2020 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our selling and marketing expenses were $7 thousand for the six months ended June 30, 2020, as compared to $142 thousand during the same period in the prior year. The reason for the decrease in the six months ended June 30, 2020 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our general and administrative expenses increased to $269 thousand for the six months ended June 30, 2020 as compared to $232 thousand during the same period in the prior year. Our general and administrative expenses were impacted by two different factors. First, our general and administrative expenses in the six months ended June 30, 2020 increased due to the consolidation of the additional subsidiaries as a result of the consummation of the Share Exchange Agreement, which generated certain general and administrative expenses., Also in contrast to the six months ended Jun 30, 2019, during the six months ended June 30, 2020, the Company incurred various fees and expenses related to its status as a public company, including certain compliance and consultancy related fees and expenses.. The reason for the decrease in the six months ended June 30, 2020 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures. The combination of these two factors increased the Company’s general and administrative expenses.

Our financial income was $4 thousand for the six months ended June 30, 2020, compared to financial expenses of $39 thousand during the same period in the prior year. The reason for the financial decrease in the six months ended June 30, 2020 is due to the US dollar exchange rate increase during the six months ended June 30, 2020 as compared the same period in the prior year.

Our tax on income was $2 thousand for the six months ended June 30, 2020, as compared to $23 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2020 is due to the fact that during the same period in the prior year the Company recognized a one-time tax expense related to prior years.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2020 reflects current assets of $97 thousand, consisting of $79 thousand cash and cash equivalents and other receivables of $18. We also have $2,057 thousand in current liabilities, consisting of $204 thousand in other accounts payables and payable to Gix of $1,853 thousand. As of December 31, 2019, we had current assets of $225 thousand mainly consisting of $87 thousand in cash, other receivables of $136 thousand and restricted cash of $2. As of December 31, 2019, we had $1,923 thousand in current liabilities consisting of $312 thousand in trade payables and other accounts payables and $1,611 thousand payable to Gix.

We had negative working capital of $1,960 thousand as of June 30, 2020, as compared to negative working capital of $1,698 thousand on December 31, 2019. Our total liabilities as of June 30, 2020 were $2,057 thousand, as compared to $1,923 thousand on December 31, 2019.

During the three months ended June 30, 2020, we had negative cash flow from operations of $31 thousand, which was the result of a net loss of $93 thousand, an increase in payables to Gix in the amount of $58 thousand, decrease in trade payables and other payables of $28 thousand and increase in prepaid expenses and other receivables of $32 thousand.

During the six months ended June 30, 2019, we had negative cash flow from operations of $21 thousand, which was the result of a net loss of $267 thousand, increase in payables to Gix in the amount of $244 thousand and decrease in trade payables and other payables of $115 thousand and increase in prepaid expenses and other receivables of $120 thousand.

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

Going Concern:

The Company has incurred $267 in net losses for the six months ended June 30, 2020, has $1,960 stockholders’ deficit as of June 30, 2020 and $1,693 in total stockholders’ deficit as of December 31, 2019. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, the Company’s chief executive officer and chief financial officer, which is currently the same individual, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of June 30, 2020, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2019, Viewbix Ltd. was named as a co-defendant in a civil lawsuit filed with the Jerusalem District Court (the “Jerusalem Court”) by three shareholders of Viewbix Ltd. (in this section, the “Shareholders”), alleging that they were entitled to receive certain preferred shares in Viewbix Ltd., pursuant to a certain 2007 loan agreement by and between Viewbix Ltd. and the petitioning Shareholders, following the sale of Viewbix Ltd. shares to Gix (the “Conversion”). The Shareholders sought declaratory recourse from the Jerusalem Court, pursuant to which the Shareholders demanded, inter alia, shares in Gix on a post-Conversion basis or in a form of alternative compensation. On February 27, 2020, the parties presented their respective arguments before the Jerusalem Court, and the Jerusalem Court determined that the Company is entitled to file a motion for dismissal of the claims by the Shareholders by March 31, 2020, which has subsequently been postponed to August 9, 2020. Notwithstanding the foregoing, the parties remain actively engaged in ongoing settlement negotiations.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 20, 2020.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

The COVID-19 pandemic originated in Wuhan, China, in late 2019 and quickly thereafter spread to multiple countries, including the United States, Israel and many countries in Europe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. We are actively monitoring the pandemic and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

Due to the uncertainty surrounding the COVID-19 pandemic, we will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on our business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by us in response to such spread, could have on our business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect our business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer and Chief Financial Officer
Date: August 12, 2020		(Principal Executive Officer and Principal Financial Officer)

