Form 10-Q
period 2020-09-30
Viewbix Inc.
filed 2020-11-09
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

On September 30, 2020, the Registrant had 31,201,669 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

CONTENTS

Page

Condensed Consolidated Balance Sheets As Of September 30, 2020 (Unaudited) and December 31, 2019	2-3

Condensed Consolidated Statements of Comprehensive Loss for the Nine and Three Months ended September 30, 2020 and 2019 (Unaudited)	4

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficit for the Nine and Three Months Ended September 30, 2020 and 2019 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for Nine and Three Months Ended September 30, 2020 and 2019 (Unaudited)	6-7

Notes to Condensed Consolidated Financial Statements	8-17

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of September 30	As of December 31
	Note	2 0 2 0	2 0 1 9

ASSETS

CURRENT ASSETS
Cash and cash equivalents		65	87
Restricted cash		-	2
Trade receivables		10	-
Prepaid expenses		-	17
Other accounts receivables	3	14	119

Total current assets		89	225

NON CURRENT ASSETS
Property and equipment, net	4	-	5

Total non-current assets		-	5

Total assets		89	230

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of September 30	As of December 31
	Note	2 0 2 0	2 0 1 9

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables		14	66
Payable to parent company	11	1,902	1,611
Other accounts payables and accrued liabilities	5	177	246

Total current liabilities		2,093	1,923

Commitments and contingencies	7

STOCKHOLDERS’ DEFICIT	6

Share Capital
Ordinary shares of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 31,201,669 shares as of December 31, 2019; and September 30, 2020		3	3
Additional paid-in capital		13,015	13,015
Accumulated deficit		(15,022)	(14,711)

Total stockholders’ deficit		(2,004)	(1,693)

Total liabilities and stockholders’ deficit		89	230

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

U.S. dollars in thousands (except share data)

		For the nine months ended September 30		For the three months ended September 30
	Note	2 0 2 0	2 0 1 9	2 0 2 0	2 0 1 9

Revenues		86	139	17	63
Cost of revenues		5	4	1	1

Gross profit		81	135	16	62

Operating expenses:
Research and development		59	170	-	82
Selling and marketing		8	199	1	57
General and administrative		339	422	70	190
Gain from sale of a subsidiary		(8)	-	-	-

Operating loss		317	656	55	267

Financial expenses (income), net	8	(8)	60	(11)	21

Loss before tax		309	716	44	288

Taxes on income	9	2	19	-	(4)

Net loss		311	735	44	284

Loss per share - basic and diluted	10	0.01	0.09	0.001	0.01

Weighted average number of ordinary shares outstanding used in the computations of loss per share		31,201,669	7,891,496	31,201,669	23,044,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT Unaudited)

U.S. dollars in thousands (except share data)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2020	31,201,669	3	13,015	(14,711)	(1,693)
Net loss for the period	-	-	-	(311)	(311)
Balance as of September 30, 2020	31,201,669	3	13,015	(15,022)	(2,004)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	Capital	deficit	deficit

Balance as of June 30, 2020	31,201,669	3	13,015	(14,978)	(1,960)
Net loss for the period	-	-	-	(44)	(44)
Balance as of September 30, 2020	31,201,669	3	13,015	(15,022)	(2,004)

	Preferred A-1		Preferred A-2		Preferred B		Preferred C		Preferred C-1		Preferred C-2		Total temporary	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	equity	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2019	199,870	*	4,881,654	10	4,556,094	9	7,222,305	15	2,755,706	11	392,407	1	46	279,049	1	12,872	(13,594)	(721)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(249)	(249)
Balance as of March 31, 2019	199,870	*	4,881,654	10	4,556,094	9	7,222,305	15	2,755,706	11	392,407	1	46	279,049	1	12,872	(13,843)	(970)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(203)	(203)
Balance as of June 30, 2019 (unaudited)	199,870	*	4,881,654	10	4,556,094	9	7,222,305	15	2,755,706	11	392,407	1	46	279,049	1	12,872	(14,046)	(1,173)
Effect of reverse recapitalization	(199,870)	(*)	(4,881,654)	(10)	(4,556,094)	(9)	(7,222,305)	(15)	(2,755,708)	(11)	(392,407)	(1)	(46)	30,928,620	2	143	-	145
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(284)	(284)
Balance as of September 30, 2019 (unaudited	-	-	-	-	-	-	-	-	--	-	-	-	-	31,201,669	3	13,015	(14,329)	(1,311)

(*)	Representing an amount less than $ 1.
(**)	The number of shares prior to the reverse recapitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction. Refer to Note 1 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the nine months ended September 30		For the three months ended September 30
	2 0 2 0	2 0 1 9	2 0 2 0	2 0 1 9
	Unaudited		Unaudited

Cash flows from operating activities
Net loss for the period	(311)	(735)	(44)	(284)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5	1	-	-
Gain from sale of a subsidiary	(8)	-	-	-

Changes in assets and liabilities:
Decrease in prepaid expenses	7	19	(7)	3
Decrease in other receivables	105	37	(1)	(2)
Increase (decrease) in trade payables	(76)	13	(1)	(17)
Increase (decrease) in other accounts payables	(51)	58	(12)	(6)
Increase in payable to parent company	292	547	51	262

Net cash provided by (used in) operating activities	(37)	(60)	(14)	(44)

Cash flows from investing activities
Purchase of property and equipment	-	(2)	-	(2)
Proceeds from sale of property and equipment	-	1	-	1

Net cash used in investing activities	-	(1)	-	(1)

Cash flows from investing activities

Cash received from sale of a subsidiary	13	-	-	-
Cash acquired in connection with the reverse recapitalization	-	174	-	174

Net cash provided by Investing activities	13	174	-	174

Increase (decrease) in cash and cash equivalents and restricted cash	(24)	113	(14)	130

Cash and cash equivalents and restricted cash at the beginning of the period	89	53	79	36

Cash and cash equivalents and restricted cash at the end of the period	65	166	65	166

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

On June 6, 2020, Algomizer changed its name to Gix Internet Ltd., or Gix.

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

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 1 - GENERAL (Cont.)

D.	Transaction with Gix Internet Ltd. (formerly known as Algomizer Ltd.), or Gix (the “Recapitalization Transaction”): (Cont.)

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

The Company has incurred $311 in net loss for the nine months period ended September 30, 2020, has $2,004 stockholders’ deficit as of September 30, 2020 and $1,693 in total stockholders’ deficit as of December 31, 2019 .Management expects the Company to continue to generate substantial operating losses and continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 20, 2020 (the “2019 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented .The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

As of September 30, 2020, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2019 Annual Report.

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

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 3 - OTHER ACCOUNTS RECEIVABLES

Composition:

	As of September 30	As of December 31
	2 0 2 0	2 0 1 9

Other	-	1
Government authorities	14	118
	14	119

NOTE 4 - PROPERTY AND EQUIPMENT

Composition:

	As of September 30	As of December 31
	2 0 2 0	2 0 1 9

Cost:
Computers and related equipment	34	34
Office furniture and equipment	9	9
	43	43
Accumulated depreciation	43	38
Net book value	-	5

NOTE 5 - OTHER ACCOUNTS PAYABLES

Composition:

	As of September 30	As of December 31
	2 0 2 0	2 0 1 9

Other payables and deferred revenues	51	91
Accrued liabilities	126	149
Other	-	6
	177	246

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6 - STOCKHOLDERS DEFICT

A.	Composition:

	As of September 30		As of December 31
	2 0 2 0		2 0 1 9
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Unaudited
Number of shares

Ordinary shares	490,000,000	31,201,669	490,000,000	31,201,669

B.	Ordinary Shares:

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

As of December 31, 2019 the preferred shares were no longer outstanding.

E.	Share Exchange:

As detailed in Note 1, as part of the Recapitalization Transaction in July 2019, the Company issued 20,281,085 shares of common stock to Gix in exchange for its 99.83% holdings in Viewbix Israel. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction. As Part of the transaction all preferred shares were converted into ordinary shares.

F.	Warrants:

The following table summarizes information of outstanding warrants as of September 30, 2020:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	3,649,318	July 2029	0.48	3,649,318
Class K Warrants	3,649,318	July 2029	0.80	3,649,318

Additionally In connection with the Share Exchange Agreement, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Gix an additional 1,642,193 shares of restricted common stock of the Company. All of the Company’s warrants meet the US GAAP criteria for equity classification. During January and March 2020, 50,000 class H warrants expired. During January 2020, 38,095 class I warrants expired. During April 2020, 142,857 Class G warrants expired.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

During August 2019, a lawsuit was filed against the Company and its parent Company, Gix. The plaintiffs claim that they were entitled to receive shares of the Company as a part of the consideration in Gix’s acquisition of the Company. In management’s opinion, the plaintiffs’ claims are based on incorrect assumptions that relate to the distribution of shares between the plaintiffs and other former shareholders of the Company prior to Gix’s acquisition which would have resulted in the receipt of shares in the acquisition transaction. During September 2020, a settlement was reached between the parties which was later approved by the court. The settlement outlines that in exchange for the voluntary waiver of claims made by the plaintiffs, Gix will issue 63,350 shares of its common stock held in trust in favor of securing the transaction by which Gix acquired shares of ViewBix Ltd. in November 2018. The remaining shares in the trust account will be used to indemnify Gix for any expenses related to the litigation. Since the consideration paid was in Gix’s shares, and as the claims relate to the distribution of shares between the plaintiffs and other former shareholders of the Company, the settlement did not impact on the Company’s financial statements.

In June 2017, a lawsuit was filed by a former CEO of the Company with the Tel Aviv District Court (the “Tel Aviv Court”) against the Company claiming certain damages in the total amount of $100, under the assertion of wrongful termination by the Company and Emerald Israel. The Company believes these claims to be unsubstantiated and wholly without merit and accordingly filed its response with the Tel Aviv Court in October of 2017. The dispute was initially heard by the Tel Aviv Court on February 13, 2020 and a supplemental hearing has been set.

As of September 30, 2020, the company’s management, in consultation with its legal advisors, believes that the CEO's claims will not be successful therefore the financial statements do not include a provision for the above mentioned.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 8 - FINANCIAL EXPENSES (INCOME), NET

Composition:

	For the three months ended September 30
	2 0 2 0	2 0 1 9
	Unaudited

Bank fees	1	3
Exchange rate differences	(14)	19
Other	2	(1)
	(11)	21

	For the nine months ended September 30
	2 0 2 0	2 0 1 9
	Unaudited

Bank fees	5	4
Exchange rate differences	(18)	60
Other	5	(4)
	(8)	60

NOTE 9 - TAXES ON INCOME

A.	Tax rates applicable to the income of the Company:

Viewbix Israel is taxed according to Israeli tax laws. The Israeli corporate tax rate is 23% in the years 2019 and onwards.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of September 30	As of December 31
	2 0 2 0	2 0 1 9

Deferred R&D expenses	59	239
Operating loss carryforward	31,764	32,443
	31,823	32,682

Net deferred tax asset before valuation allowance	6,961	7,149
Valuation allowance	(6,961)	(7,149)
Net deferred tax asset	-	-

As of September 30, 2020, the Company has provided valuation allowances of $6,961 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

C.	Available carryforward tax losses:

As of September 30, 2020, Viewbix Israel incurred operating losses in Israel of approximately $13,368 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of September 30, 2020 the Company generated net operating losses in the U.S. of approximately $18,396 Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 9 - TAXES ON INCOME (Cont.)

D.	Loss (income) from continuing operations, before taxes on income, consists of the following:

	For the nine months ended September 30		For the three months ended September 30
	2 0 2 0	2 0 1 9	2 0 2 0	2 0 1 9

USA	6	58	(4)	9
Israel	303	658	48	279
	309	716	44	288

NOTE 10: LOSS PER SHARE-BASIC AND DILUTED

Composition:

	For the nine months ended September 30		For the three months ended September 30
	2 0 2 0	2 0 1 9	2 0 2 0	2 0 1 9
Basic and diluted:
Net loss attributable to ordinary stockholders	311	735	44	284

Weighted-average ordinary shares	31,201,669	7,891,496	31,201,669	23,044,670

Loss per share-basic and diluted	0.01	0.09	0.001	0.01

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 11 - TRANSACTION AND BALANCES WITH PARENT COMPANY

Balances:

	As of September 30	As of December 31
	2 0 2 0	2 0 1 9

Payable to parent company	1,902	1,611

As part of the agreement with Gix, the parties agreed to have the Company’s operations outsourced to Gix from the agreement date and until the acquisition is consummated. The following term were included in the agreement pursuant to the above:

(a)	From May 2018 all of the Company’s employees will become employees of Gix.
(b)	Between the periods of May 2018 to October 2018, Gix will pay the full expenses of the employees as well as other related expenses.
(c)	From November 2018 until to the Closing Date, the employees transferred from the Company to Gix will dedicate half of their time to the Company’s operations and correspondingly 50% of the costs to be incurred by Gix in respect of these employees are to be charged to the Company.

No amounts were paid by the Company to Gix during 2020 and 2019 in respect of the above, which resulted in a parent company payable of $1,611 as of December 31, 2019 and $1,902 as of September 30, 2020.

NOTE 12 - COVID-19 PANDEMIC IMPLICATIONS

The COVID-19 pandemic, which originated in China in late 2019, has since spread across the globe and affected the economic condition of most, if not all, countries, including the United States, Israel and many countries in Europe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. As of September 30, 2020, the pandemic has caused repeated states of emergency to be declared in various countries, ongoing and extended travel restrictions have been imposed for several months, strict quarantines rules have been established and maintained for an extended period of time in a plethora of jurisdictions and various institutions and companies have been closed and rendered bankrupt. The Company is actively monitoring the pandemic and is taking any necessary measures to respond to the situation in cooperation with the various stakeholders. Due to the uncertainty surrounding the COVID-19 pandemic, the Company will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on the Company’s business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by the Company in response to such spread, could have on the Company’s business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect the Company’s business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of September 30, 2020 and 2019, and the related statements of comprehensive loss, statement of changes in stockholders’ equity (deficit) and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

Following the Closing Date, Viewbix Israel became a subsidiary of the Registrant. Viewbix Israel was incorporated in February 2006 in Israel.

On June 6, 2020, Algomizer Ltd. changed its name to Gix Internet Ltd., or Gix

On January 1, 2020, the Company announced certain cost reduction measures due to the Company not achieving certain revenue goals. In connection with these cost reduction measures, on January 1, 2020, Mr. Jonathan Stefansky, the Company’s then chief executive officer and member of the Company’s board of directors, tendered his resignation from the Board, and on the same date, the sides reached a mutual understanding whereby Mr. Stefansky would step down as chief executive officer, effective March 1, 2020. On the same date, the Company and Mr. Hillel Scheinfeld, the Company’s then chief operating officer, reached a similar mutual understanding and agreed he would step down, also effective March 1, 2020. Mr. Amihay Hadad, the Company’s chief financial officer, was appointed to the Company’s board of directors on January 1, 2020, and, effective as of March 1, 2020, he was also appointed as the Company’s chief executive officer.

On January 27, 2020, the Company entered into an agreement with a third-party to sell Virtual Crypto Technologies Ltd. for NIS 50,000 ($14, 459), which transaction was consummated on February 12, 2020.

Results of Operations

Results of Operations During the Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019

Our revenues were $17 thousand for the three months ended September 30, 2020, compared to $63 thousand during the same period in the prior year. The reason for the decrease in the three months ended September 30, 2020 is due to the fact that on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our cost of revenues were $1 thousand for the three months ended September 30, 2020, which is the same amount recognized in the same period during the previous year.

Our research and development expenses were $0 thousand for the three months ended September 30, 2020, as compared to $82 thousand during the same period in the prior year. The reason for the decrease in the three months ended September 30, 2020 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our selling and marketing expenses were $1 thousand for the three months ended September 30, 2020, as compared to $57 thousand during the same period in the prior year. The reason for the decrease in the three months ended September 30, 2020 is due to the fact that on January 1, 2020, the Company announced and begin implementing certain cost reduction measures.

Our general and administrative expenses decreased to $70 thousand for the three months ended September 30, 2020 as compared to $190 thousand during the same period in the prior year. Beginning on January 1, 2020, we announced and began implementing certain cost reduction measures. In addition, during the same period last year, the Company incurred various fees and expenses related to its status as a public company, including certain compliance and consultancy related fees and expenses.

Our financial income was $11 thousand for the three months ended September 30, 2020, compared to financial expenses of $21 thousand during the same period in the prior year. The reason for the financial increase during the three months ended September 30, 2020 is due to the US dollar exchange rate difference during the three months ended September 30, 2020 as compared to the same period in the prior year.

Our tax on income was $0 thousand for the three months ended September 30, 2020, which is a slight increase compared to $(4) thousand during the same period in the prior year.

Results of Operations During the Nine Months Ended September 30, 2020 as Compared to the Nine Months Ended September 30, 2019

Our revenues were $86 thousand for the nine months ended September 30, 2020, compared to $139 thousand during the same period in the prior year. The reason for the decrease in the three months ended September 30, 2020 is due to the fact that on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our cost of revenues were $5 thousand for the nine months ended September 30, 2020, which is a slight increase compared to $4 thousand during the same period in the prior year.

Our research and development expenses were $59 thousand for the nine months ended September 30, 2020, as compared to $170 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2020 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our selling and marketing expenses were $8 thousand for the nine months ended September 30, 2020, as compared to $199 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2020 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our general and administrative expenses decreased to $339 thousand for the nine months ended September 30, 2020 as compared to $422 thousand during the same period in the prior year. Beginning on January 1, 2020, we announced and began implementing certain cost reduction measures. In addition, during the same period last year, the Company incurred various fees and expenses related to its status as a public company, including certain compliance and consultancy related fees and expenses.

Our financial income was $8 thousand for the nine months ended September 30, 2020, compared to financial expenses of $60 thousand during the same period in the prior year. The reason for the financial decrease in the nine months ended September 30, 2020 is due to the US dollar exchange rate difference during the nine months ended September 30, 2020 as compared to the same period in the prior year.

Our tax on income was $2 thousand for the nine months ended September 30, 2020, as compared to $19 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2020 is due to the fact that during the same period in the prior year the Company recognized a one-time tax expense related to prior years.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2020 reflects current assets of $89 thousand, consisting of $65 thousand cash and cash equivalents, other receivables and trade receivables of $24 thousand. We also have $2,093 thousand in current liabilities, consisting of $191 thousand in trade payables and other accounts payable owed to Gix in the amount of $1,902 thousand. As of December 31, 2019, we had current assets of $225 thousand mainly consisting of $87 thousand in cash, other receivables and prepaid expenses of $136 thousand and restricted cash of $2. As of December 31, 2019, we had $1,923 thousand in current liabilities consisting of $312 thousand in trade payables and other accounts payables and $1,611 thousand payable to Gix.

We had negative working capital of $2,004 thousand as of September 30, 2020, as compared to negative working capital of $1,698 thousand on December 31, 2019. Our total liabilities as of September 30, 2020 were $2,093 thousand, as compared to $1,923 thousand on December 31, 2019.

During the three months ended September 30, 2020, we had negative cash flow from operations of $14 thousand, which was the result of a net loss of $44 thousand, an increase in payables to Gix in the amount of $51 thousand, decrease in trade payables and other payables of $13 thousand and decrease in prepaid expenses and other receivables of $8 thousand.

During the nine months ended September 30, 2020, we had negative cash flow from operations of $37 thousand, which was the result of a net loss of $311 thousand, increase in payables to Gix in the amount of $292 thousand and decrease in trade payables and other payables of $127 thousand and increase in prepaid expenses and other receivables of $112 thousand.

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

Going Concern:

The Company has incurred $311 in net losses for the nine months ended September 30, 2020, has $2,004 stockholders’ deficit as of September 30, 2020 and $1,693 in total stockholders’ deficit as of December 31, 2019. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, the Company’s chief executive officer and chief financial officer, which is currently the same individual, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of September 30, 2020, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2019, Viewbix Ltd. was named as a co-defendant in a civil lawsuit filed with the Jerusalem District Court (the “Jerusalem Court”) by three shareholders of Viewbix Ltd. (in this section, the “Shareholders”), alleging that they were entitled to receive certain preferred shares in Viewbix Ltd., pursuant to a certain 2007 loan agreement by and between Viewbix Ltd. and the petitioning Shareholders, following the sale of Viewbix Ltd. shares to Gix (the “Conversion”). The Shareholders sought declaratory recourse from the Jerusalem Court, pursuant to which the Shareholders demanded, inter alia, shares in Gix on a post-Conversion basis or in an alternative form of compensation. On February 27, 2020, the parties presented their respective arguments before the Jerusalem Court, and the Jerusalem Court determined that the Company is entitled to file a motion for dismissal of the claims by the Shareholders by March 31, 2020, which was subsequently postponed to August 9, 2020. On September 24, 2020, the parties submitted before the Jerusalem Court a settlement proposal, which was thereafter approved by the Jerusalem Court on the same date (the “Settlement”). The Settlement provided, inter alia, that in exchange for the voluntary waiver of claims held by the Shareholders, Gix instructed the trustee holding the instant shares of Gix, which were issued by Gix as part of the transaction where Gix acquired share capital of Viewbix in November 2018, to issue 63,350 Gix shares of Common Stock to the Shareholders, whereby the remaining shares in the trust account will be used to indemnify Gix for any expenses related to the instant litigation. Since the compensation was provided with Gix shares, the settlement has no effect on the Company’s financial statements.

In June 2017, a lawsuit was filed with the Tel Aviv District Court (the “Tel Aviv Court”) against Emerald Israel, and other defendants, claiming certain damages in the total amount of approximately $100,000, under the assertion of wrongful termination by Emerald Israel. We believe these claims to be unsubstantiated and wholly without merit and accordingly filed our response with the Tel Aviv Court in October of 2017. The dispute was initially heard by the Tel Aviv Court on February 13, 2020 and a supplemental hearing was set for March 19, 2020, which was subsequently postponed twice, initially to September 29, 2020 and subsequently to February 12, 2021.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 20, 2020.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

The COVID-19 pandemic, which originated in China in late 2019, has since spread across the globe and affected the economic condition of most, if not all, countries, including the United States, Israel and many countries in Europe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. As of September 30, 2020, the pandemic has caused repeated states of emergency to be declared in various countries, ongoing and extended travel restrictions have been imposed for several months, strict quarantines rules have been established and maintained for an extended period of time in a plethora of jurisdictions and various institutions and companies have been closed and rendered bankrupt. We are actively monitoring the pandemic and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

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

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer and Chief Financial Officer
Date: November 9, 2020		(Principal Executive Officer and Principal Financial Officer)

