Form 10-K
period 2020-12-31
Viewbix Inc.
filed 2021-03-16
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[X]	Smaller reporting company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $344,778 as of June 30, 2020, based upon the closing price of the common stock on that date, which was $0.0170.

As of March 15, 2021, there were 34,753,669 shares of common stock outstanding.

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant’s other Securities and Exchange Commission filings.

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

During the period commencing January 16, 2018 through March 23, 2018, the Registrant raised $1.9 million in equity capital through the offering of units (the “Unit Offering”) at a price of $0.07 per unit, each unit consisting of: (i) one (1) share of the Company’s common stock, par value $0.0001 (the “Shares”); (ii) one (1) warrant to purchase a share of the Company’s common stock, par value $0.0001 exercisable for a period of twelve months at an exercise price of $0.14 per Share (the “Class F Warrants”); and (iii) one (1) warrant to purchase a share of the Company’s common stock, par value $0.0001 exercisable for a period of twelve months at an exercise price of $0.28 per Share (the “Class G Warrants”). The proceeds of the Unit Offering were utilized by the Registrant to fund the operations of Virtual Crypto Israel including, but not limited to, the costs associated with the development of the products.

Transaction with Gix Internet Ltd.

On February 7, 2019, the Registrant entered into a share exchange agreement (the “Share Exchange Agreement”) with Gix Internet Ltd., formerly known as Algomizer Ltd. (TASE:GIX), a company organized under the laws of the State of Israel (“Gix”), pursuant to which on July 25, 2019 (the “Closing Date”) Gix assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd. (“Viewbix Israel”) to the Company in exchange for shares of restricted common stock, par value $0.0001 per share of the Company (the “Common Stock”), representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis as of the Closing Date, following the conversion of certain convertible notes of the Company and excluding certain warrants to purchase shares of the Common Stock expiring in 2020 and additional warrants as further described below (the “Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Gix an additional 1,642,193 shares of restricted common stock of the Company representing 5% of the Fully Diluted Share Capital immediately following the Closing Date.

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

On the Closing Date, (i) the Company issued 20,281,085 shares of its common stock to Gix in exchange for consideration consisting of 99.83% holdings in Viewbix Israel, and (ii) convertible notes representing 3,434,889 shares of Common Stock then currently issued to holders were converted. The shares of Common Stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to Gix to purchase shares of Common Stock, whereby (i) 3,649,318 of such warrants were issued with an exercise price of $0.48, and (ii) 3,649,318 of such warrants were issued with an exercise price of $0.80.

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

Notwithstanding the foregoing, the Company initiated certain cost reduction measures during fiscal year-ended December 31, 2020. On January 1, 2020, each of the Company’s former Chief Executive Officer and Chief Operating Officer tendered their resignations from their respective positions. Moreover, due to the Company’s failure to meet predetermined sales targets set forth in the Share Exchange Agreement, the Company determined to reduce the size of its sales team and, likewise, the R&D team was replaced with a more cost-effective consultant. These decisions, and future decisions related to cost-reduction measures, may impact the Company’s ability to sell and support its products in the future and, accordingly, may materially impact the Company’s business operations.

Industry Overview

Video marketing remains one of the fastest growing industries, and, accordingly is increasingly crowded with competition. According to a study published by Cisco, by 2022 online videos will represent 82% of online consumer traffic. Globally, three trillion minutes (or five million years) of video content will cross the Internet each month by 2022, which is the equivalent of 1.1 million minutes of video streamed or downloaded every second.

Competition

While there are many companies that offer hosting and streaming services, Viewbix focuses on providing expanded value to its clients that reaches beyond the hosting and streaming platforms. Viewbix has several direct competitors, including Hapyak, which operates primarily via websites, and Innovid, which focuses on advertisements. Additionally, video hosting companies, such as Wistia and Vidyard, both offer certain interactive elements similar to Viewbix. However, Viewbix’s proprietary component is its focus on interactivity and deep data, which results can thereafter be analyzed and applied.

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

Employees

As of December 31, 2020, Viewbix has two employees in management and finance in Israel. Additionally, Viewbix retains the services of two R&D service providers, and a sales and marketing consultant which is based in the UK.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary. These risks include, among others, the following:

●	We initiated certain cost-reduction measures during the previous fiscal year, which could have long-term adverse effects on our business and we may not realize the operational or financial benefits from such actions;

●	The COVID-19 pandemic has adversely affected, and will may continue to adversely affect, our business, financial condition, liquidity and results of operations;

●	Our success depends, in part, upon the continued demand of video as an integral part of corporate marketing and internal communications plans and the continued growth and acceptance of videos as effective alternatives to traditional online and offline marketing products and services;

●	Due to our evolving business model and rapid changes in the Internet and the nature of services, it is difficult to accurately predict our future performance and may be difficult to increase revenue or profitability;

●	Our customers may reduce or terminate their business relationship with us at any time. If customers representing a significant portion of our revenue reduce or terminate their relationship with us, it could have a material adverse effect on our business, results of operations and financial condition;

●	Because we have sustained significant turnover to key management positions, we may not have the leadership and personnel with expertise to guide us to profitable operations;

●	Large and established internet and technology companies, such as Google and Facebook, play a substantial role in the digital advertising market and may significantly impair our ability to operate in this industry;

●	The advertising/marketing industry is highly competitive. If we cannot compete effectively in this market, our revenues are likely to decline;

●	If we cannot enforce and protect our intellectual property rights, our business could be adversely affected;

●	We may in the future be, subject to claims of intellectual property infringement that could adversely affect our business;

●	Patent terms may be inadequate to protect our competitive position for an adequate amount of time;

●	We may not be able to protect our systems, technology and infrastructure from cyberattacks;

●	Our business depends on our ability to collect and use data, and any limitation on the collection and use of this data could significantly diminish the value of our platform and cause us to lose customers and revenue;

●	Shares of Common Stock issuable upon the conversion of warrants may substantially increase the number of shares of Common Stock available for sale in the public market and depress the price of our Common Stock;

●	We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights;

●	The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders;

●	We have never paid cash dividends and do not anticipate doing so in the foreseeable future;

●	Our Common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in our stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment;

●	Since our Common Stock is thinly traded, sale of your holding may take a considerable amount of time;

●	Shares of Common Stock eligible for future sale may adversely affect the market;

●	If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected;

●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline;

●	Our annual and quarterly results may fluctuate, which may cause substantial fluctuations in our Common Stock price;

●	Delaware law contains provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock;

●	Political, economic and military instability in Israel may impede our ability to operate and harm our financial results; and

●	Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings.

Risks Associated with Our Business and Industry

We initiated certain cost-reduction measures during the previous fiscal year, which could have long-term adverse effects on our business and we may not realize the operational or financial benefits from such actions.

We initiated certain cost-reduction measures during the previous fiscal year, and we may engage in similar activities in the future. This decision may distract management, could slow improvements in our platform and limit our ability to attract customers. It remains unclear how and to what extent this decision will impact our future business and operating success.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States, Israel and international capital markets. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including actions to contain COVID-19 or treat its impact and the efficacy and scale of the various vaccines currently deployed in Israel and across the world, among others. Our business has been affected in various ways, including in our operations, and we cannot predict the length and severity of the pandemic. We have followed guidance by the U.S. and Israeli governments and the other local governments in which we operate to protect our employees and our operations during the pandemic and have implemented a remote environment for certain of our employees, and, as a result, may experience inefficiencies in our employees’ ability to collaborate. The COVID-19 pandemic could also affect the health of our consumers. In addition, the COVID-19 pandemic has caused an economic recession, high unemployment rates and other disruptions, both in the United States, Israel and the rest of the world. Any of these impacts, including the prolonged continuation of these impacts, could adversely affect our business.

We cannot predict the other potential impacts of the COVID-19 pandemic on our business or operations, and there is no guarantee that any near-term trends in our results of operations will continue, particularly if the COVID-19 pandemic and the adverse consequences thereof continue for a long period of time. Additional waves of infections, a continuation of the current environment, or any further adverse impacts caused by the COVID-19 pandemic could further deteriorate employment rates and the economy, detrimentally affecting our consumer base and divert consumers’ discretionary income to other uses, including for essential items. These events could adversely impact our cash flows, results of operations and financial conditions and heighten many of the other risks described in these “Risk Factors.”

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

We developed our platform based on SaaS business model. We do not have an extensive history of ongoing operations in using our business model from which to predict our future performance, and making such predictions, particularly with regard to the effect of our efforts to aggressively increase the distribution and profitability is very complex and challenging. If we are unable to continuously improve our platform, this could have a negative effect on our competitiveness and ability to service and attract customers. If we are unsuccessful in doing so in a timely fashion, we may not be able to achieve revenue growth or increase our profitability.

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

We have sustained significant turnover to our management team. Our success depends in part upon our ability to retain the services of our executive officers and employees. The loss of the services of our executive officers or other employees would have a material adverse effect on our business, operating results and financial condition.

Risks Related to our Competition

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

Risks Related to our Intellectual Property

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

Risks Related to Cyber and Data Collection

We may not be able to protect our systems, technology and infrastructure from cyberattacks.

We may be under attack by perpetrators of malicious technology-related events, such as the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and other similar malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide. While we continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our platform, we have invested (and continue to invest) heavily in these efforts. These efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated.

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

As of December 31, 2020, we had outstanding: (i) Class J Warrants exercisable to purchase 3,649,318 shares of Common Stock at an exercise price of $0.48 per share of Common Stock; and (ii) Class K Warrants exercisable to purchase 3,649,318 shares of Common Stock, at an exercise price of $0.80 per share of Common Stock.

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

We are authorized to issue 490,000,000 shares of Common Stock, of which, as of December 31, 2020, 34,753,669 shares of Common Stock were outstanding. Additional shares of Common Stock may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares of Common Stock may adversely affect the market price of our Common Stock.

Our Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, par value $0.0001 per share of which none were issued and outstanding as of December 31, 2020. The board of directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which may convert into large numbers of shares of common stock and consequently lead to further dilution of other stockholders.

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

Our offices and management team are located in the Tel-Aviv metropolitan area, Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired from the Gaza Strip against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

In addition, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of members of our management. Such disruption could materially adversely affect our business, prospects, financial condition and results of operations.

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

On August 7, 2019, Viewbix Ltd. was named as a co-defendant in a civil lawsuit filed with the Jerusalem District Court (the “Jerusalem Court”) by three shareholders of Viewbix Ltd. (in this section, the “Shareholders”), alleging that they were entitled to receive certain preferred shares in Viewbix Ltd., pursuant to a certain 2007 loan agreement by and between Viewbix Ltd. and the petitioning Shareholders, following the sale of Viewbix Ltd. shares to Gix (the “Conversion”). The Shareholders sought declaratory recourse from the Jerusalem Court, pursuant to which the Shareholders demanded, inter alia, shares in Gix on a post-Conversion basis or in an alternative form of compensation. On February 27, 2020, the parties presented their respective arguments before the Jerusalem Court, and the Jerusalem Court determined that the Company is entitled to file a motion for dismissal of the claims by the Shareholders by March 31, 2020, which was subsequently postponed to August 9, 2020. On September 24, 2020, the parties submitted before the Jerusalem Court a settlement proposal, which was thereafter approved by the Jerusalem Court on the same date (the “Settlement”). The Settlement provided, inter alia, that in exchange for the voluntary waiver of claims held by the Shareholders, Gix instructed the trustee holding the instant shares of Gix, which were issued by Gix as part of the transaction where Gix acquired share capital of Viewbix in November 2018, to issue 63,350 shares of Common Stock owned by Gix to the Shareholders, whereby the remaining shares in the trust account will be used to indemnify Gix for any expenses related to the instant litigation. Since the aforementioned compensation was provided in the form of shares of Common Stock previously owned by Gix, the settlement has no effect on the Company’s financial statements.

In June 2017, a lawsuit was filed with the Regional Labor Court in Tel Aviv (the “Tel Aviv Court”) against Emerald Israel, and other defendants, claiming certain damages in the total amount of approximately $225,000, under the assertion of wrongful termination by Emerald Israel. We believe these claims to be unsubstantiated and wholly without merit and accordingly filed our response with the Tel Aviv Court in October of 2017. The dispute was initially heard by the Tel Aviv Court on February 13, 2020. In a supplemental hearing on February 11, 2021, the plaintiff provided a certified confirmation of payment of approximately $14,668 by the National Insurance Institute of Israel for one month’s prior notice of termination, redemption of 16.8 days of vacation and severance pay. The plaintiff’s summaries were filed on March 11, 2021, and the defendant’s summaries will be filed within 30 days of receiving the plaintiff’s summaries.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY

Market Information

Our Common Stock is currently quoted on the OTCQB market under the symbol VBIX. The following table, adjusted for a one-for-fifteen (1:15) reverse split that became effective on May 20, 2019, sets forth for the respective periods indicated the prices of our Common Stock in the OTC Link Alternative Trading System. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

During the fiscal year ended December 31, 2020 and the fiscal years ended December 31, 2019, we had the following trading history:

	Fiscal 2020		Fiscal 2019
	High	Low	High		Low
First Quarter ended March 31	$0.05	$0.02	$0.05	[1]	$0.03	[1]
Second Quarter ended June 30	$0.03	$0.01	$1.12		$0.05
Third Quarter ended September 30	$0.03	$0.01	$0.86		$0.12
Fourth Quarter ended December 31	$0.02	$0.01	$0.12		$0.03

[1]	Adjusted for a one-for-fifteen (1:15) reverse split that became effective on May 20, 2019 (prior to the Recapitalization Transaction).

Holders of Common Stock

As of December 31, 2020, there were approximately 2,697 stockholders of record of our Common Stock and 34,753,669 shares of our Common Stock outstanding.

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

The following table summarizes information of outstanding warrants as of December 31, 2020:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	3,649,318	July 2029	$0.48	3,649,318
Class K Warrants	3,649,318	July 2029	$0.80	3,649,318

In connection with the Share Exchange Agreement, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, we will issue to Gix an additional 1,642,193 shares of restricted Common Stock of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information of outstanding options as of December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders 2017 Employee Incentive Plan	-	-	133,333

Recent Sales of Unregistered Securities

On December 18, 2020, we entered into a Stock Subscription Agreement (the “Subscription”) with certain investors (the “Investors”) in connection with the sale and issuance of an aggregate of 3,000,000 shares of Common Stock, at a purchase price of US$0.01 per share, and for an aggregate purchase price of US$30,000. In addition, and on the same date, we entered into a Loan Agreement (the “Loan Agreement”) with the Investors, pursuant to which the Investors lent an aggregate of $69,000 (the “Principal Amount”). In accordance with the terms of the Loan, we repaid the interest on the Principal Amount (8% compounded annually) to the Investors in the form of an issuance of an aggregate of 552,000 shares of Common Stock, at a price per share of $0.01. The shares of Common Stock were issued to the Investors pursuant to Regulation S of the Securities Act of 1933, as amended.

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

During the year 2018, $100 thousand was paid by the Distributor to VCT Israel, which has been recognized as revenues for the year ended December 31, 2018.

On January 27, 2020, VCT Israel was sold to a third party for NIS 50,000 ($14,459).

Transaction with Gix (the “Recapitalization Transaction”)

On February 7, 2019, the Registrant entered into the Share Exchange Agreement with Gix, pursuant to which on the Closing Date Gix assigned, transferred and delivered its 99.83% holdings in Viewbix Israel to the Company in exchange for shares of restricted common stock of the Company, representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis as of the Closing Date, following the conversion of certain convertible notes of the Company and excluding certain warrants to purchase shares of the Common Stock expiring in 2020 and additional warrants as further described below (the “Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Gix an additional 1,642,193 shares of restricted common stock of the Company representing 5% of the Fully Diluted Share Capital immediately following the Closing Date.

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

On the Closing Date, the Company (i) issued 20,281,085 shares of its Common Stock to Gix in exchange for consideration consisting of for its 99.83% holdings in Viewbix Israel, and (ii) convertible notes representing 3,434,889 shares of Common Stock then currently issued to holders were converted. The shares of common stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to Gix to purchase the Company’s Common Stock, whereby (i) 3,649,318 of such warrants were issued with an exercise price of $0.48, and (ii) 3,649,318 of such warrants were issued with an exercise price of $0.80.

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

Viewbix Israel was incorporated in Israel in February 2006. Viewbix Israel developed an interactive video platform based on SaaS business model with interactive elements, and the ability to collect and analyze information about each interactive action performed during the viewing of the video clip. The interactive elements and information gathered, allowing the advertiser to analyze user viewing habits and optimize real-time throughout the campaign while increasing the effectiveness of online and live video advertising.

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

In connection with certain cost reduction measures that the Company is currently implementing, on January 1, 2020, Mr. Jonathan Stefansky tendered his resignation from the board of directors. On the same date, the Company and Mr. Stefansky reached a mutual understanding that Mr. Stefansky will step down as the Company’s chief executive officer, which entered into effect on March 1, 2020. Similarly, on January 1, 2020, the Company and Mr. Hillel Scheinfeld reached a similar mutual understanding and agreed Mr. Scheinfeld will step down as the Company’s chief operating officer, which also entered into effect on March 1, 2020.

On January 1, 2020, Mr. Amihay Hadad, the Company’s current chief financial officer, was appointed to serve as a member of the board of directors, and on February 20, 2020, Mr. Hadad was appointed to serve as chief executive officer of the Company.

No new compensatory arrangements were entered into in connection with the aforementioned leadership changes.

Results of Operations during the year ended December 31, 2020 as compared to the year ended December 31, 2019

Revenues for the year ended December 31, 2020 was $96 thousand as compared to $208 thousand for the year end December 31, 2019. The reason for the decrease during the fiscal year ended December 31, 2020 is due to the Company’s cost-reduction measures implemented beginning on January 1, 2020.

Cost of revenues for the year ended December 31, 2020 was $5 thousand which is a slight increase to $2 thousand for the year end December 31, 2019.

Research and development costs for the year ended December 31, 2020 was $108 thousand as compared to $233 thousand for the year end December 31, 2019. The reason for the decrease during the fiscal year ended December 31, 2020 is due to the Company’s cost-reduction measures implemented beginning on January 1, 2020.

Sales and marketing expenses for the year ended December 31, 2020 was $8 thousand as compared to $257 thousand for the year end December 31, 2019. The reason for the decrease during the year ended December 31, 2020 is due to the Company’s cost-reduction measures implemented beginning on January 1, 2020.

General and Administration expenses for the year ended December 31, 2020 was $437 thousand as compared to $720 thousand for the year end December 31, 2019. The reason for the decrease in 2020 is due to certain cost reduction measures initiated by the Company as of the beginning of January 2020. Additionally, during the fiscal year-ended December 31, 2020, the Company was no longer obligated to pay recapitalization expenses in connection with the Recapitalization Transaction and the Share Exchange Agreement which were paid by the Company during the fiscal year-ended December 31, 2019.

Our net financial income was $13 thousand for the year ended December 31, 2020, compared to net financial expenses of $98 thousand for the year end December 31, 2019. The reason for the change is due to the US dollar exchange rate difference for the fiscal year ended December 31, 2020 as compared to the fiscal year end December 31, 2019.

Our tax on income was $2 thousand for the year ended December 31, 2020, as compared to $15 thousand for the year end December 31, 2019. The reason for the decrease is due to the fact that during the fiscal year ended December 31, 2019 the Company recognized a one-time tax expense related to prior years.

Liquidity and Capital Resources

As of December 31, 2020, we had current assets of $225 thousand consisting of $148 thousand in cash and cash equivalents, $15 thousand in trade receivables, $20 thousand in other accounts receivables and, $42 thousand in prepaid expenses.

We had $2,303 thousand in current liabilities consisting of $177 in other accounts payable and accrued liabilities, $22 trade payable, and $2,054 payable to our parent company.

As of December 31, 2019, we had current assets of $225 thousand consisting of $89 thousand in cash and cash equivalents and restricted cash, $119 thousand in other receivables and $17 thousand in prepaid expenses. We had $1,923 thousand in current liabilities, which consisted of $246 in accounts payable and accrued liabilities and $66 trade payable, and $1,611 payable to our parent company.

We had a negative working capital of $2,078 thousand and $1,698 thousand as of December 31, 2020 and December 31, 2019, respectively.

Our total liabilities as of December 31, 2020 were $2,303 thousand compared to $1,923 thousand as of December 31, 2019.

During the fiscal year ended December 31, 2020, we had negative cash flow from operations of $53 thousand which was mainly the result of a net loss of $443 thousand, depreciation expense of $5 thousand, offset by gains from the sale of a subsidiary and decrease in working capital of $385 thousand.

During the fiscal year ended December 31, 2019, we had negative cash flow from operations of $135 thousand which was mainly the result of a net loss of $1,117 thousand, depreciation expense of $1 thousand, offset by decrease in working capital of $981.

During the fiscal year ended December 31, 2020, we had a positive cash flow effect from investing activities of $13 thousand as compared to a negative cash flow effect from investing activities of $1 thousand as during the year ended December 31, 2019.

During the fiscal year ended December 31, 2020, we had a positive cash flow from financing activities of $99 thousand, which related to the Loan Agreement and issuance of shares we have made during the fiscal year ended December 2020, compared to a positive cash flow from financing activities of $174 thousand during the fiscal year ended December 31, 2019, which related to the cash acquired in connection with the Recapitalization Transaction.

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

Going Concern

The Company has incurred $443 thousand in net losses for the year ended December 31, 2020, has $2,078 thousand shareholders’ deficit as of December 31, 2020 and $1,693 thousand in total shareholders’ deficit as of December 31, 2019 and $53 thousand negative cash flows from operations for the year ended December 31, 2020, and $135 thousand negative cash flows from operations for the year ended December 31, 2019. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued an unqualified audit opinion for the year ended December 31, 2020 with an explanatory paragraph on going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2020, and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2020, and 2019, we did not have any contractual obligations.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements and disclosures requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viewbix Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s substantial net losses, shareholders’ deficit and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties

Basis for Opinion

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 16, 2021

We have served as the Company’s auditor since 2019

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Consolidated Balance Sheets

U.S. dollars in thousands (except share and per share data)

		As of December 31,	As of December 31
	Note	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$148	$87
Restricted cash		-	2
Trade receivables		15	-
Other accounts receivable	3	20	119
Prepaid expenses		42	17

Total current assets		$225	$225

NON CURRENT ASSETS
Property and equipment, net	4	$-	$5

Total assets		$225	$230
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables		$22	$66
Other accounts payable and accrued liabilities	5	177	246
Payable to parent company	6	2,054	1,611
Short term loan	7	50	-

Total current liabilities		$2,303	$1,923

Commitments and contingencies	9

STOCKHOLDERS’ DEFICIT	8

Share Capital
Common stock, $0.0001 par value; 490,000,000 shares authorized; 34,753,669 shares issued and outstanding at December 31, 2020 and 31,201,669 at December 31, 2019		3	3
Additional paid-in capital	7	13,073	13,015
Accumulated deficit		(15,154)	(14,711)

Total stockholders’ deficit		$(2,078)	$(1,693)

Total liabilities, temporary equity and stockholders’ deficit		$225	$230

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands (except share and per share data)

		Year ended	Year ended
		December 31,	December 31,
	Note	2020	2019

Revenues	10	96	208
Cost of revenues		5	2
Gross profit		91	206
Expenses:
Research and development	11	108	233
Sales and marketing	12	8	257
General and administrative	13	437	720
Gain from sale of a subsidiary		(8)	-
Total operating expenses		545	1,210
Loss from operations		(454)	(1,004)
Finance income	14	(20)	(12)
Finance expense	14	7	110
Loss Before taxes on income		(441)	(1,102)
Taxes on income	15	2	15
Net Loss		(443)	(1,117)
Basic and diluted net loss per share:		(0.014)	(0.08)
Weighted average shares outstanding - basic and diluted	16	31,201,669	13,746,064

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

U.S. dollars in thousands (except share and per share data)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2020	31,201,669	3	13,015	(14,711)	(1,693)
Issuance of shares	3,552,000		58		58
Net loss for the period				(443)	(443)
Balance as of December 31, 2020	34,753,669	3	13,073	(15,154)	(2,078)

													Total			Additional	Accumulated
	Preferred A-1		Preferred A-2		Preferred B		Preferred C		Preferred C-1		Preferred C-2		temporary	Ordinary shares		paid-in	shareholders’	Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	equity	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2019	199,870	*	4,881,654	10	4,556,094	9	7,222,305	15	2,755,706	11	392,407	1	46	279,049	1	12,872	(13,594)	(721)
Effect of reverse recapitalization	(199,870)	(*)	(4,881,654)	(10)	(4,556,094)	(9)	(7,222,305)	(15)	(2,755,708)	(11)	(392,407)	(1)	(46)	30,928,620	2	143	-	145
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,117)	(1,117)
Balance as of December 21, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	31,201,669	3	13,015	(14,711)	(1,693)

*) Represents an amount less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Consolidated Statements of Cash Flows

U.S. dollars in thousands (except share and per share data)

	For the year ended December 31
	2020	2019

Cash flows from operating activities

Net loss for the period	(443)	(1,117)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain from sale of a subsidiary	(8)	-
Depreciation	5	1
Changes in operating assets and liabilities:
Decrease (Increase) in trade receivables and prepaid expenses	(40)	5
Decrease (Increase) in other accounts receivable	100	(21)
Increase (decrease) in trade payables	(55)	36
Increase in payable to parent company (See Note 6)	443	822
Increase (decrease) in other accounts payables and accrued liabilities	(55)	139

Net cash used in operating activities	(53)	(135)

Cash flows from investing activities
Cash received from the sale of a subsidiary	13	-
Purchase of property and equipment	-	(2)
Proceeds from sale of property and equipment	-	1

Net cash used in investing activities	13	(1)

Cash flows from financing activities

Cash acquired in connection with the reverse recapitalization	-	174
Issuance of shares	49	-
Short term loan received	50	-

Net cash provided by financing activities	99	174

Increase (decrease) in cash and cash equivalents and restricted cash	59	38

Cash and cash equivalents and restricted cash at the beginning of the period	89	51

Cash and cash equivalents and restricted cash at the end of the period	$148	$89

The accompanying notes are an integral part of these condensed consolidated financial statements.

Viewbix Inc. (Formerly known as Virtual Crypto Technologies, Inc.)

Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands (except share and per share data)

(Unaudited)

Supplemental Cash Flow Information:

As of February 12, 2020

Current assets excluding cash and cash equivalents	6
Current liabilities	(1)
Gain from sale of a subsidiary	8

Cash received from the sale of a subsidiary	13

Assets acquired (liabilities assumed):	As of July 25, 2019

Current assets excluding cash and cash equivalents	20
Current liabilities	(95)
Reverse recapitalization effect on equity	(99)

Cash acquired in connection with Recapitalization Transaction	174

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

NOTE. 1 GENERAL (Cont.)

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

NOTE. 1 GENERAL (Cont.)

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

E.	Stock Subscription Agreement and Loan Agreement

On December 18, 2020, the company entered into a Stock Subscription Agreement (the “Subscription”) with certain investors (the “Investors”) in connection with the sale and issuance of an aggregate of 3,000,000 shares of Common Stock, at a purchase price of $0.01 per share, and for an aggregate purchase price of $30,000. In addition, and on the same date, the company entered into a Loan Agreement (the “Loan”) with the Investors, pursuant to which the Investors lent an aggregate amount of $69,000 (the “Principal Amount”). In accordance with the terms of the Loan, the company repaid the interest on the Principal Amount (8% compounded annually) to the Investors as an issuance of 552,000 shares of Common Stock, at a price per share of $0.01. The shares of Common Stock were issued to the Investors pursuant to Regulation S of the Securities Act of 1933, as amended.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

NOTE. 1 GENERAL (Cont.)

F.	Going Concern

The Company has incurred $ 443 in net loss for the year ended December 31, 2020, has $2,078 stockholders’ deficit as of December 31, 2020 and $1,693 in total stockholders’ deficit as of December 31, 2019 and $61 in negative cash flows from operations for the year ended December 31, 2020. On July 25, 2019, the Company ceased the operations of VCT Israel and since January 2020, the Company has significantly reduced its operations and expenses of Viewbix Israel. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

NOTE. 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in the preparation of the financial statements are as follows:

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

NOTE. 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE. 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Contingencies

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Recently issued accounting pronouncements

Financial Instruments – Credit Losses

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

Accounting for Income Taxes

In December 2019, the FASB issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for us beginning July 1, 2021, with early adoption permitted. Adoption of the standard will not have a material impact on our consolidated financial statements.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 3.	Other Accounts receivables

Composition:

	As of December 30	As of December 31
	2 0 2 0	2 0 1 9

Government authorities	$20	$118
Other	-	1
	$20	$119

Note 4.	Property and equipment

Composition:

	As of December 30	As of December 31
	2 0 2 0	2 0 1 9

Cost:
Computers and related equipment	$34	$34
Office furniture and equipment	9	9
	43	43

Accumulated depreciation	43	38

Net book value	$-	$5

Note 5.	Other accounts payable and accrued liabilities

Composition:

	As of December 30	As of December 31
	2 0 2 0	2 0 1 9

Other payables and deferred revenues	$47	$91
Accrued liabilities	130	149
Other	-	6
	$177	$246

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 6.	Related Party Transactions.

Balances:

	December 31,	December 31,
	2 0 2 0	2 0 1 9

Gix – Parent Company Payable	$2,054	$1,611

As part of the agreement with Gix, the parties agreed to have the Company’s operations outsourced to Gix from the agreement date and until the acquisition is consummated. The following term were included in the agreement pursuant to the above:

(a)	From May 2018 all of the Company’s employees will become employees of Gix.
(b)	Between the periods of May 2018 to October 2018, Gix will pay the full expenses of the employees as well as other related expenses.
(c)	From November 2018 until to the Closing Date, the employees transferred from the Company to Gix will dedicate half of their time to the Company’s operations and correspondingly 50% of the costs to be incurred by Gix in respect of these employees are to be charged to the Company.

From the closing date, the actual of the expenses incurred by Gix that related to the Company will be charged to the Company.

No amounts were paid by the Company to Gix during 2020 and 2019.

Note 7.	Short term loan and Issues of shares

On December 18, 2020, the company entered into a Loan Agreement (the “Loan”) and Stock Subscription Agreement with certain Investors as described in note 1e, pursuant to which the Investors lent an aggregate amount of $69,000 (the “Principal Amount”). In accordance with the terms of the Loan, the company prepaid the interest on the Principal Amount of 8% compounded annually to the Investors as an issuance of 552,000 shares of Common Stock, at a price per share of $0.01. Under the Stock Subscription Agreement, the Investors transferred an amount of $ 30,587 to the company as consideration for the issued shares.

The Company allocated the total proceeds in respect of the shares issued and the Loan extended based on its relative fair values. As a result of the allocation, a discount of $19 was recorded on the loan. The discount is amortized over the term of the loan as finance expense.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 7.	Short term loan and Issues of shares (Cont.)

The allocation of the proceeds to the fair value distribution of the liability and equity components on the transactions date was as follows:

Instrument	Fair Value	% of total fair	Allocated amount
Loan	55,200	49.45	49,246
Shares	54,000	50.55	50,340
Total	109,200	100	99,586

The composition of short term loan balance as of the transaction is as follows:

Principal amount	69
Discount on Short term loan	(19)
Short term loan, Net	50

Note 8. Stockholders’ deficit.

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

On December 18, 2020, the company entered into a Stock Subscription Agreement (the “Subscription”) with certain investors (the “Investors”) in connection with the sale and issuance of an aggregate of 3,000,000 shares of Common Stock, at a purchase price of $0.01 per share, and for an aggregate purchase price of $30,000. In addition, and on the same date, the company entered into a Loan Agreement (the “Loan”) with the Investors, pursuant to which the Investors lent an aggregate amount of $69,000 (the “Principal Amount”). In accordance with the terms of the Loan, the company repaid the interest on the Principal Amount of 8% compounded annually to the Investors as an issuance of 552,000 shares of Common Stock, at a price per share of $0.01. The shares of Common Stock were issued to the Investors pursuant to Regulation S of the Securities Act of 1933, as amended. For more details, please see note 1e.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 8. Stockholders’ deficit. (Cont.)

Preferred shares (relating to Viewbix Ltd the prior to the Recapitalization Transaction):

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

The following table summarizes information of outstanding warrants as of December 31, 2020:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	3,649,318	July 2029	0.48	3,649,318
Class K Warrants	3,649,318	July 2029	0.80	3,649,318

Additionally, in connection with the Share Exchange Agreement, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Gix an additional 1,642,193 shares of restricted common stock of the Company. All of the Company’s warrants meet the US GAAP criteria for equity classification. During January and March 2020, 50,000 class H warrants expired. During January 2020, 38,095 class I warrants expired. During April 2020, 142,857 Class G warrants expired.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 9. Commitments and Contingencies

During August 2019, a lawsuit was filed against the Company and its parent Company, Gix. The plaintiffs claim that they were entitled to receive shares of the Company as a part of the consideration in Gix’s acquisition of the Company. In management’s opinion, the plaintiffs’ claims are based on incorrect assumptions that relate to the distribution of shares between the plaintiffs and other former shareholders of the Company prior to Gix’s acquisition which would have resulted in the receipt of shares in the acquisition transaction. During September 2020, a settlement was reached between the parties which was later approved by the court. The settlement outlines that in exchange for the voluntary waiver of claims made by the plaintiffs, Gix will issue 63,350 shares of its common stock held in trust in favor of securing the transaction by which Gix acquired shares of ViewBix Ltd. in November 2018. The remaining shares in the trust account will be used to indemnify Gix for any expenses related to the litigation. Since the consideration was paid in Gix’s shares, and as the claims relate to the distribution of shares between the plaintiffs and other former shareholders of the Company, the settlement did not impact on the Company’s financial statements.

In June 2017, a lawsuit was filed by a former CEO of the Company with the Tel Aviv District Court (the “Tel Aviv Court”) against the Company claiming certain damages in the total amount of $225, under the assertion of wrongful termination by the Company and Emerald Israel. The Company believes these claims to be unsubstantiated and wholly without merit and accordingly filed its response with the Tel Aviv Court in October of 2017. The dispute was initially heard by the Tel Aviv Court on February 13, 2020. In a supplemental hearing on February 11, 2021 the former CEO provided data regarding his claims and his summaries were filed on that day. The Company’s summaries will be filed within 30 days of receiving the former CEO summaries. As of December 31, 2020, the company’s management, in consultation with its legal advisors, believes that the former CEO’s claims will not be Successful.

Note 10. Revenues.

	Year ended December 31,
	2020	2019
Individual Subscriptions	13	17
Enterprise Subscriptions	83	191
	96	208

Note 11. Research and development expenses.

	Year ended December 31,
	2020	2019

Salaries and related expense	55	219
Others	53	14
	108	233

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 12. Seles and marketing expenses.

	Year ended December 31,
	2020	2019

Salaries and related expense	7	110
Others	1	147
	8	257

Note 13. General and administrative expenses.

	Year ended December 31,
	2020	2019

Wages, salaries and related expenses	214	276
Professional fees	176	213
Depreciation	5	1
Recapitalization Transaction costs	-	112
Other	42	118
	437	720

Note 14. Financing (income) expenses, net

	Year ended December 31,
	2020	2019

Bank fees	1	3
Exchange rate differences	(14)	107
Other financial income	-	(12)
	(13)	98

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 15. Income Taxes.

The Company is subject to income taxes under the Israeli and U.S. tax laws:

Tax rates applicable to the income of the Company:

Viewbix Inc. is taxed according to U.S. tax laws. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.

Viewbix Israel and Israeli subsidiaries are taxed according to Israeli tax laws. The Israeli corporate tax rate is 23% in the years 2020, 2019 and onwards.

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of December 31	As of December 31
	2 0 2 0	2 0 1 9

Deferred R&D expenses	$114	$239
Operating loss carryforward	32,256	32,443
	$32,370	$32,682

Net deferred tax asset before valuation allowance	$7,076	$7,149
Valuation allowance	(7,076)	(7,149)
Net deferred tax asset	$-	$-

As of December 31, 2020, the Company has provided valuation allowances of $7,076 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

Available carryforward tax losses:

As of December 31, 2020, Viewbix Israel incurred operating losses in Israel of approximately $13,804 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2020 the Company generated net operating losses in the U.S. of approximately $18,452 Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 15. Income Taxes (cont.)

Loss (income) from continuing operations, before taxes on income, consists of the following:

	For the year ended December 31
	2020	2019

USA	$65	$113
Israel	376	989
	$441	$1,102

NOTE 16. LOSS PER SHARE-BASIC AND DILUTED

Composition:

	For the year ended December 31
	2 0 2 0	2 0 1 9
Basic and diluted:
Net loss attributable to ordinary stockholders	443	1,117

Weighted-average ordinary shares	31,201,669	13,746,064

Loss per share-basic and diluted	0.014	0.08

NOTE 17. - COVID-19 PANDEMIC IMPLICATIONS

The COVID-19 pandemic, which originated in China in late 2019, has since spread across the globe and affected the economic condition of most, if not all, countries, including the United States, Israel and many countries in Europe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. As of December 31, 2020, the pandemic has caused repeated states of emergency to be declared in various countries, ongoing and extended travel restrictions have been imposed for several months, strict quarantines rules have been established and maintained for an extended period of time in a plethora of jurisdictions and various institutions and companies have been closed and rendered bankrupt. The Company is actively monitoring the pandemic and is taking any necessary measures to respond to the situation in cooperation with the various stakeholders. Due to the uncertainty surrounding the COVID-19 pandemic, the Company will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on the Company’s business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by the Company in response to such spread, could have on the Company’s business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect the Company’s business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, due to the material weakness discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2020.

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

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2020, we have identified a material weakness in our internal control over financial reporting. The material weakness was identified in the period-end financial reporting process, and is associated with our history as a private company and a material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Amihay Hadad	43	Director, Chief Executive Officer and Chief Financial Officer
Alon Dayan	43	Director

Amihay Hadad has served as our chief executive officer since February 20, 2020, chief financial officer since July 25, 2019, and was appointed as a member of our board of directors on January 1, 2020. From 2011 until 2018, Mr. Hadad served as the chief financial officer of Yedioth Internet. As of January 30, 2020, Mr. Hadad serves as the chief executive officer of Gix, a controlling stockholder of the Company, in addition to his existing role as Gix’s chief financial officer. Mr. Hadad holds both a B.A. and an MBA from the College of Management Academic Studies in Rishon LeZion, Israel, and an M.A. in law from Bar-Ilan University, Israel. Mr. Hadad is also a certified public accountant in Israel.

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

The following table sets out the compensation paid for the fiscal years ended December 31, 2020, 2019 and 2018, as applicable, to the following Named Executive Officers:

●	Mr. Amihay Hadad, our current Chief Executive Officer and Chief Financial Officer;

●	Mr. Jonathan Stefansky, our former Chief Executive Officer, who resigned from such role on January 1, 2020; and

The table is in U.S. dollars Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Mr. Amihay Hadad	2020	47,072	-	-	-	-	47,072
Current Chief Executive Officer, Chief Financial Officer	2019	-	-	-	-	-	-
	2018	-	-	-	-	-	-

Mr. Jonathan Stefansky	2020	59,805					59,805
Former Chief Executive Officer	2019	134,838	-	-	-	-	134,838
	2018	160,370	-	-	-	-	160,370

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

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2020.

Option Grants

During the year ended December 31, 2020, the board of directors did not authorize the issuance of stock options to executive officers and directors to purchase shares of Common Stock.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2020 by our executive officers.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to named executive officers in the last completed fiscal year under any LTIP.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2020 and 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below provides information regarding the beneficial ownership of our Common Stock as of December 31, 2020, of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and officers as a group, and (iv) each person or entity known to us who owns more than 5% of our common stock.

The percentage of Common Stock beneficially owned is based on 34,753,669 shares of Common Stock outstanding as of December 31, 2020. The number and percentage of shares of Common Stock beneficially owned by a person or entity also include shares of Common Stock issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days of December 31, 2020. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Gix Internet Ltd.	Common Stock	27,579,721	(2)	79.36%
Alon Dayan	Common Stock	50,000		0.14%
L.I.A. Pure Capital Ltd.	Common Stock	2,631,571	(3)	8.43%
Directors and officers as a group (2 individuals)	Common Stock	50,000		0.14%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners named in the table have, to our knowledge, direct ownership of and sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

(2)	Includes (i) 20,281,085 of shares of Common Stock, (ii) warrants to purchase up to 3,649,318 shares of restricted Common Stock with an exercise price of $0.48 per share, and (iii) warrants to purchase up to 3,649,318 shares of restricted Common Stock with an exercise price of $0.80 per share, which are currently exercisable or will become exercisable within 60 days of December 31, 2020.

(3)	The number of shares shown as beneficially owned by this stockholder is based on its Schedule 13G filed on February 8, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Certain Related Party Transactions

On December 18, 2020, L.I.A. Pure Capital Ltd. (“Pure Capital”), together with other Investors, entered into the Stock Subscription Agreement, pursuant to which Pure Capital was issued 1,000,000 shares of Common Stock in exchange for an investment of $10,000, at a purchase price of US$0.01 per share. Additionally, Pure Capital, together with other Investors, entered into the Loan Agreement, pursuant to which Pure Capital lent $23,000 and we repaid the interest on that amount in the form of an issuance of 184,000 shares of Common Stock to Pure Capital, at a price per share of $0.01. The shares of Common Stock were issued to the Investors pursuant to Regulation S of the Securities Act of 1933, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed Brightman Almagor Zohar & Co. as independent public accountant for the fiscal years ended December 31, 2020. Halperin had served as the Company’s independent registered public accounting firm for the fiscal periods beginning July 6, 2018 through November 7, 2019.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by (a) Brightman Almagor Zohar & Co. for the audit of the Registrant’s annual financial statements for the year ended December 31, 2020; (b) professional audit services rendered by (i) Halperin Ilanit CPA and (ii) Brightman Almagor Zohar & Co. for the audit of the Registrant’s annual financial statements for the year ended December 31, 2019; (c) fees billed for other services rendered by Brightman Almagor Zohar & Co. for the Registrant’s fiscal period beginning November 7, 2019 and ending December 31, 2019; and (c) the aggregate fees billed in each of the last two fiscal years as pertaining to, among others, tax compliance, tax advice and tax planning conferred to the Registrant.

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Audit fees (1)	50,000	42,500	(2)
Audit-related fees (3)	-	60,000	(4)
Tax -related fees (5)	2,948	20,500

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit Fees consists of $12,500 in connection with the services rendered by Halperin Ilanit CPA, and $30,000 in connection with the services rendered by Brightman Almagor Zohar & Co Audit-related fees.

(3)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues in connection with the Share Exchange Agreement.

(4)	Consists of $2,000 in connection with the services rendered by Halperin Ilanit CPA, and $58,000 in connection with the services rendered by Brightman Almagor Zohar & Co.

(5)	Tax fees consist of, among other items, preparation of federal and state tax returns, review of quarterly estimated tax payments, Israeli tax rulings, consultation concerning tax compliance issues, and services rendered for purposes of a tax ruling filed with government agencies and institutions in connection with the Recapitalization Transaction.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No. Description

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s registration statement on Form S-1 filed with the SEC on August 5, 2015)
3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019)
3.3	Bylaws (incorporated by reference to the Registrant’s registration statement on Form S-1 filed with the SEC on August 5, 2015)
4.1	Description of Registrant’s Securities (incorporated by reference to the Registrant’s annual report on Form 10-K filed for the fiscal year ended December 31, 2019 with the SEC on March 20, 2020)
4.2	Form of Warrant by and between the Company and Gix Ltd., dated July 25, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019)
10.1	2017 Employee Incentive Plan (incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 17, 2018)
10.2	Form of Stock Subscription Agreement between the Company and the investors set forth therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2020)
10.3	Form of Loan Agreement between the Company and the investors set forth therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 21, 2020)
21.1*	Subsidiaries of the Registrant
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

VIEWBIX INC.

Date: March 16, 2021	By:	/s/ Amihay Hadad
Amihay Hadad
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 16th day of March 2021 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ Amihay Hadad	Chief Executive Officer
Amihay Hadad	(Principal Executive Officer)

/s/ Amihay Hadad	Chief Financial Officer and Director
Amihay Hadad	(Principal Financial and Accounting Officer)

/s/ Amihay Hadad	Director
Amihay Hadad

/s/ Alon Dayan	Director
Alon Dayan

