Form 10-Q
period 2021-03-31
Viewbix Inc.
filed 2021-05-13
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

On March 31, 2021, the Registrant had 34,753,669 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2021

VIEWBIX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of March 31	As of December 31
	Note	2021	2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents		134	148
Trade receivables		21	15
Other accounts receivable	3	14	20
Prepaid expenses		27	42

Total current assets		196	225

Total assets		196	225

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of March 31	As of December 31
	Note	2021	2020

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables		10	22
Other accounts payables and accrued liabilities	4	186	177
Payable to parent company	5	2,104	2,054
Short term loan	6	54	50

Total current liabilities		2,354	2,303

Commitments and contingencies

STOCKHOLDERS’ DEFICIT	7

Share Capital
Ordinary shares of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 34,753,669 shares as of December 31, 2020; and March 31, 2021		3	3
Additional paid-in capital		13,073	13,073
Accumulated deficit		(15,234)	(15,154)

Total stockholders’ deficit		(2,158)	(2,078)

Total liabilities and stockholders’ deficit		196	225

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

U.S. dollars in thousands (except share data)

		For the three months ended March 31
	Note	2021	2020

Revenues		8	37
Cost of revenues		-	4

Gross profit		8	33

Operating expenses:
Research and development		16	59
Selling and marketing		2	7
General and administrative		63	175
Gain from sale of a subsidiary	1	-	(8)

Operating loss		73	200

Financial income (expenses), net	9	(7)	28

Loss before tax		80	172

Taxes on income	10	-	2

Net loss		80	174

Loss per share - basic and diluted	11	0.002	0.006

Weighted average number of ordinary shares outstanding used in the computations of loss per share (in thousands) (*)		34,753,669	31,201,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)

U.S. dollars in thousands (except share data)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2021	34,753,669	3	13,073	(15,154)	(2,078)

Net loss for the period				(80)	(80)
Balance as of March 31, 2021	34,753,669	3	13,073	(15,234)	(2,158)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2020	31,201,669	3	13,015	(14,711)	(1,693)
Net loss for the period				(174)	(174)
Balance as of March 31, 2020	31,201,669	3	13,015	(14,885)	(1,867)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the three months ended March 31
	2021	2020

Cash flows from operating activities

Net loss for the period	(80)	(174)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain from sale of a subsidiary	-	(8)
Depreciation	-	5

Changes in current assets and liabilities:

Decrease in trade receivables and prepaid expenses	10	6
Decrease in other receivables	6	82
Increase in trade payables	(4)	(71)
Financing expenses from short-term loans	4
decrease in other accounts payables and accrued liabilities	-	(16)

Increase in payable to parent company	50	186

Net cash provided by (used in) operating activities	(14)	10

Cash flows from investing activities

Cash received from sale of a subsidiary	-	13
Net cash provided by Investing activities	-	13

Increase (decrease) in cash and cash equivalents and restricted cash	(14)	23

Cash and cash equivalents and restricted cash at the beginning of the year	148	87

Cash and cash equivalents and restricted cash at the end of the year	134	110

Supplemental Cash Flow Information:

As of February 31
2020

Current assets excluding cash and cash equivalents	6
Current liabilities	(1)
Gain from sale of a subsidiary	8
Cash received from the sale of a subsidiary	13

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

On June 6, 2020, Algomizer changed its name to Gix Internet Ltd., or Gix.

On February 7, 2019, the Company entered into a share exchange agreement (the “Share Exchange On February 7, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Gix Internet Ltd. (TASE:ALMO), a company organized under the laws of the State of Israel (“Gix”), pursuant to which on July 25, 2019 (the “Closing Date”), Gix assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd. (“Viewbix Israel”) to the Company in exchange for shares of restricted common stock of the Company, representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis as of the Closing Date following the conversion of certain convertible notes of the Company and excluding certain warrants to purchase shares of the Common Stock expiring in 2020 and additional warrants as further described below (the “Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Gix an additional 1,642,193 shares of restricted common stock of the Company representing 5% of the Fully Diluted Share Capital immediately following the Closing Date.

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

Organizational Background (Cont.)

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

On ` 2, 2018, the District Court of Lod, Israel issued a winding-up order for Emerald Israel and appointed an Israeli attorney as special executor for Emerald Israel.

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

Stock Subscription Agreement and Loan Agreement

On December 18, 2020, the company entered into a Stock Subscription Agreement (the “Subscription”) with certain investors (the “Investors”) in connection with the sale and issuance of an aggregate of 3,000,000 shares of Common Stock, at a purchase price of $0.01 per share, and for an aggregate purchase price of $30,000. In addition, and on the same date, the company entered into a Loan Agreement (the “Loan”) with the Investors, pursuant to which the Investors lent an aggregate of $69,000 (the “Principal Amount”). In accordance with the terms of the Loan, the company repaid the interest on the Principal Amount (8% compounded annually) to the Investors in the form of an issuance of an aggregate of 552,000 shares of Common Stock, at a price per share of $0.01. The shares of Common Stock were issued to the Investors pursuant to Regulation S of the Securities Act of 1933, as amended.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 1:	GENERAL (Cont.)

Going Concern

The Company has incurred $80 in net loss for the three months ended March 31 2021 has $2,158 stockholders’ deficit as of March 31, 2021 and $2,078 in total stockholders’ deficit as of December 31, 2020 .Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

Unaudited Interim Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 16, 2021 (the “2020 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented .The results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

As of March 31, 2021, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2020 Annual Report.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 3:	OTHER ACCOUNTS RECEIVABLES

Composition:

	As of March 31	As of December 31
	2021	2020

Government authorities	14	20
	14	20

NOTE 4:	OTHER ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Composition:

	As of March 31	As of December 31
	2021	2020

Other payables	48	47
Accrued liabilities	138	130
	186	177

NOTE 5:	PAYABLE TO PARENT COMPANY

Balances:

	As of March 31	As of December 31
	2021	2020

Gix – Parent Company Payable	$2,104	$2,054

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

From the closing date, the actual expenses incurred by Gix related to the Company will be charged to the Company.

No amounts were paid by the Company to Gix during 2021 and 2020.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6:	SHORT TERM LOAN

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

The allocation of the proceeds to the fair value distribution of the liability and equity components on the transactions date was as follows:

Instrument	Fair Value	% of total fair	Allocated amount
Short term loan and prepaid interest	55,200	49.45	49,246
Investment in the company’s shares	54,000	50.55	50,340
Total	109,200	100	99,586

The composition of short term loan balance as of the transaction is as follows:

	As of March 31 2021	As of December 31 2020
Short term loan	69	69
Discount on Short term loan	(15)	(19)
Short term loan, Net	54	50

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 7:	STOCKHOLDERS’ DEFICIT

Stockholders’ deficit.

Composition:

	As of March 31		As of December 31
	2021		2020
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	Unaudited
	Number of shares

Ordinary shares	490,000,000	34,753,669	490,000,000	34,753,669

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

On December 18, 2020, the company entered into a Stock Subscription Agreement (the “Subscription”) with certain investors (the “Investors”) in connection with the sale and issuance of an aggregate of 3,000,000 shares of Common Stock, at a purchase price of $0.01 per share, and for an aggregate purchase price of $30,000. In addition, and on the same date, the company entered into a Loan Agreement (the “Loan”) with the Investors, pursuant to which the Investors lent an aggregate of $69,000 (the “Principal Amount”). In accordance with the terms of the Loan, the company repaid the interest on the Principal Amount 8% compounded annually to the Investors in the form of an issuance of an aggregate of 552,000 shares of Common Stock, at a price per share of $0.01. The shares of Common Stock were issued to the Investors pursuant to Regulation S of the Securities Act of 1933, as amended.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 7:	STOCKHOLDERS’ DEFICT (Cont.)

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

The following table summarizes information of outstanding warrants as of March 31, 2021:

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

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 8:	COMMITMENTS AND CONTINGENCIES

In June 2017, a lawsuit was filed by a former CEO of the Company with the Tel Aviv District Court (the “Tel Aviv Court”) against the Company claiming certain damages in the total amount of $225, under the assertion of wrongful termination by the Company and Emerald Israel. The Company believes these claims to be unsubstantiated and wholly without merit and accordingly filed its response with the Tel Aviv Court in October of 2017. The dispute was initially heard by the Tel Aviv Court on February 13, 2020. In a supplemental hearing on February 11, 2021 the former CEO provided data regarding his claims. On March 11, 2021 the former CEO filed his summaries. The Company’s summaries will be filed until May 20, 2021. As of March 31, 2021, the company’s management, in consultation with its legal advisors, believes that the former CEO’s claims will not be Successful.

NOTE 9:	FINANCIAL (EXPENSES) INCOME, NET

Composition:

	For the three months ended March 31
	2021	2020
	Unaudited

Bank fees	-	(2)
Exchange rate differences	1	49
Other	(8)	(19)
	(7)	28

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 10:	TAXES ON INCOME

A.	Tax rates applicable to the income of the Company:

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of March 31	As of December 31
	2021	2020

Deferred R&D expenses	16	114
Operating loss carryforward	31,945	32,256
	31,961	32,370

Net deferred tax asset before valuation allowance	6,981	7,076
Valuation allowance	(6,981)	(7,076)
Net deferred tax asset	-	-

As of March 31, 2020, the Company has provided valuation allowances of $6,981 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

C.	Available carryforward tax losses:

As of March 31, 2021 Viewbix Israel incurred operating losses in Israel of approximately $13,466 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of March 31, 2021 the Company generated net operating losses in the U.S. of approximately $18,479 Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 10:	TAXES ON INCOME (Cont.)

D.	Loss (income) from continuing operations, before taxes on income, consists of the following:

	For the three months ended March 31
	2021	2020

USA	27	10
Israel	53	162
	80	172

NOTE 11:	LOSS PER SHARE-BASIC AND DILUTED

Composition:

	For the three months ended March 31
	2021	2020
	Unaudited

Basic and diluted:

Net loss attributable to ordinary stockholders	80	174

Weighted-average ordinary shares	34,753,669	31,201,669

Loss per share-basic and diluted	0.002	0.006

NOTE 12:	COVID-19 PANDEMIC IMPLICATIONS

The COVID-19 pandemic, which originated in China in late 2019, has since spread across the globe and affected the economic condition of most, if not all, countries, including the United States, Israel and many countries in Europe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. As of March 31, 2021, the pandemic has caused repeated states of emergency to be declared in various countries, ongoing and extended travel restrictions have been imposed for several months, strict quarantines rules have been established and maintained for an extended period of time in a plethora of jurisdictions and various institutions and companies have been closed and rendered bankrupt. The Company is actively monitoring the pandemic and is taking any necessary measures to respond to the situation in cooperation with the various stakeholders. Due to the uncertainty surrounding the COVID-19 pandemic, the Company will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on the Company’s business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by the Company in response to such spread, could have on the Company’s business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect the Company’s business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of March 31, 2021 and 2020, and the related statements of comprehensive loss, statement of changes in stockholders’ equity (deficit) and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with which may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described in this Quarterly Report on Form 10-Q, and those contained in section captioned “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Annual Report”). The Company’s actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Results of Operations

Results of Operations During the Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020

Our revenues were $8 thousand for the three months ended March 31, 2021, compared to $37 thousand during the same period in the prior year. The reason for the decrease in the three months ended March 31, 2021 is due to the fact that on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our cost of revenues were $0 thousand for the three months ended March 31, 2021, with a slight decrease as compare to $4 thousand during the same period in the prior year.

Our research and development expenses were $16 thousand for the three months ended March 31, 2021, as compared to $59 thousand during the same period in the prior year. The reason for the decrease in the three months ended March 31, 2021 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our selling and marketing expenses were $2 thousand for the three months ended March 31, 2021, as compared to $7 thousand during the same period in the prior year. The reason for the decrease in the three months ended March 31, 2021 is due to the fact that on January 1, 2020, the Company announced and begin implementing certain cost reduction measures.

Our general and administrative expenses decreased to $63 thousand for the three months ended March 31, 2021 as compared to $175 thousand during the same period in the prior year. Beginning on January 1, 2020, we announced and began implementing certain cost reduction measures.

Our net financial expenses was $7 thousand for the three months ended March 31, 2021, compared to net financial income of $28 thousand during the same period in the prior year. The reason for the change is due to the US dollar exchange rate difference during the three months ended March 31, 2021 as compared to the same period in the prior year. In addition during December 2020 the company entered into a Loan Agreement with certain investors which bearing an annually interest of 8%.

Our tax on income was $0 thousand for the three months ended March 31, 2021, which is a slight decrease compared to $2 thousand during the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2021, we had current assets of $196 thousand consisting of $134 thousand in cash and cash equivalents, $21 thousand in trade receivables, $14 thousand in other accounts receivables and, $27 thousand in prepaid expenses.

We had $2,354 thousand in current liabilities consisting of $186 in other accounts payable and accrued liabilities, $54 Short term loan $10 trade payable, and $2,104 payable to our parent company.

As of December 31, 2020, we had current assets of $225 thousand consisting of $148 thousand in cash and cash equivalents, $20 thousand in other receivables, $15 thousand in trade receivables and $42 thousand in prepaid expenses. We had $2,303 thousand in current liabilities, which consisted of $177 in accounts payable and accrued liabilities, $22 trade payable, $2,054 payable to our parent company and $50 in Short term loan.

We had a negative working capital of $2,158 thousand and $2,078 thousand as of March 31, 2021 and December 31, 2020, respectively.

Our Current liabilities as of March 31, 2021 were $2,354 thousand compared to $2,303 thousand as of December 31, 2020.

During the three months ended March 31, 2021, we had negative cash flow from operations of $14 thousand which was mainly the result of a net loss of $80 thousand, offset by decrease in working capital of $66 thousand.

During the three months ended March 31, 2020, we had positive cash flow from operations of $10 thousand which was mainly the result of a net loss of $174 thousand, offset by gains from the sale of a subsidiary and decrease in working capital of $187.

During the three months ended March 31, 2021, we had none cash flow effect from investing activities as compared to a positive cash flow effect from investing activities of $13 thousand as during the three mounts ended March 31, 2020.

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

Going Concern:

The Company has incurred $80 in net losses for the three months ended March 31, 2021, has $2,158 stockholders’ deficit as of March 31, 2021 and $2,078 in total stockholders’ deficit as of December 31, 2020. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2021, the end of the period covered by this Report on Form 10-Q.` Based on such evaluation, due to the material weakness discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements as of and for the period ended March 31, 2021, we have identified a material weakness in our internal control over financial reporting. The material weakness was identified in the period-end financial reporting process, and is associated with our history as a private company and a material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

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

In June 2017, a lawsuit was filed with the Regional Labor Court in Tel Aviv (the “Tel Aviv Court”) against Emerald Israel, and other defendants, claiming certain damages in the total amount of approximately $225,000, under the assertion of wrongful termination by Emerald Israel. We believe these claims to be unsubstantiated and wholly without merit and accordingly filed our response with the Tel Aviv Court in October of 2017. The dispute was initially heard by the Tel Aviv Court on February 13, 2020. In a supplemental hearing on February 11, 2021, the plaintiff provided a certified confirmation of payment of approximately $14,668 by the National Insurance Institute of Israel for one month’s prior notice of termination, redemption of 16.8 days of vacation and severance pay. The plaintiff’s summaries were filed on March 11, 2021, and the defendant’s summaries will be filed until May 20, 2021.

ITEM 1A. RISK FACTORS

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 16, 2021

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

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer and Chief Financial Officer
Date: May 13, 2021		(Principal Executive Officer and Principal Financial Officer)