Form 10-Q
period 2021-06-30
Viewbix Inc.
filed 2021-08-12
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-15746

VIEWBIX INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of	(I.R.S. Employer
Incorporation)	Identification No.)

11 Derech Menachem Begin Street, Ramat Gan, Israel	5268104
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +972 9-774-1505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001	VBIX	OTCQB

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2021, the Registrant had 34,753,669 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2021

VIEWBIX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of June 30	As of December 31
	Note	2021	2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents		126	148
Trade receivables		35	15
Other accounts receivable	3	15	20
Prepaid expenses		16	42

Total current assets		192	225

Total assets		192	225

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of June 30	As of December 31
	Note	2021	2020

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables		-	22
Other accounts payables and accrued liabilities	4	199	177
Payable to parent company	5	2,171	2,054
Short term loan	6	59	50

Total current liabilities		2,429	2,303

Commitments and contingencies	8

STOCKHOLDERS’ DEFICIT	7

Share Capital
Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 34,753,669 shares as of December 31, 2020; and June 30, 2021		3	3
Additional paid-in capital		13,073	13,073
Accumulated deficit		(15,313)	(15,154)

Total stockholders’ deficit		(2,237)	(2,078)

Total liabilities and stockholders’ deficit		192	225

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

U.S. dollars in thousands (except share data)

		For the six months ended June 30		For the three months ended June 30
	Note	2021	2020	2021	2020

Revenues		25	70	17	33
Cost of revenues		-	4	-	-

Gross profit		25	66	17	33

Operating expenses:
Research and development		28	59	12	-
Selling and marketing		2	7	-	-
General and administrative		142	269	79	94
Gain from sale of a subsidiary		-	(8)	-	-

Operating loss		147	261	74	61

Financial expenses, net	8	(11)	(4)	(4)	(32)

Loss before tax		158	265	78	93

Taxes on income	9	1	2	1	-

Net loss		159	267	79	93

Loss per share - basic and diluted	10	0.005	0.009	0.002	0.003

Weighted average number of common stock outstanding used in the computations of loss per share (in thousands) (*)		34,753,669	31,201,669	34,753,669	31,201,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2021	34,753,669	3	13,073	(15,154)	(2,078)

Net loss for the period	-	-	-	(159)	(159)
Balance as of June 30, 2021	34,753,669	3	13,073	(15,313)	(2,237)

	Common stock		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of April 1, 2021	34,753,669	3	13,073	(15,234)	(2,158)

Net loss for the period	-	-	-	(79)	(79)
Balance as of June 30, 2021	34,753,669	3	13,073	(15,313)	(2,237)

	Common stock		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2020	31,201,669	3	13,015	(14,711)	(1,693)
Net loss for the period	-	-	-	(267)	(267)
Balance as of June 30, 2020	31,201,669	3	13,015	(14,978)	(1,960)

	Common stock		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	Capital	deficit	deficit

Balance as of April 1, 2020	31,201,669	3	13,015	(14,885)	(1,867)
Net loss for the period	-	-	-	(93)	(93)
Balance as of June 30, 2020	31,201,669	3	13,015	(14,978)	(1,960)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the six months ended June 30		For the three months ended June 30
	2021	2020	2021	2020
	Unaudited		Unaudited

Cash flows from operating activities
Net loss for the period	(159)	(267)	(79)	(93)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	5	-	-
Gain from sale of a subsidiary	-	(8)	-	-

Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	6	14	(4)	8
Decrease (increase) in other receivables	4	106	(2)	24
Increase (decrease) in trade payables	-	(76)	4	(4)
Financing expenses from short-term loans	10	-	6	-
Decrease in other accounts payables	-	(39)	-	(24)
Increase in payable to parent company	117	244	67	58

Net cash provided by (used in) operating activities	(22)	(21)	(8)	(31)

Cash flows from investing activities

Cash received from sale of a subsidiary	-	13	-	-
Net cash provided by Investing activities	-	13	-	-

Decrease in cash and cash equivalents and restricted cash	(22)	(8)	(8)	(31)

Cash and cash equivalents and restricted cash at the beginning of the year	148	87	134	110

Cash and cash equivalents and restricted cash at the end of the year	126	79	126	79

Supplemental Cash Flow Information:

As of February 12
2020

Current assets excluding cash and cash equivalents	6
Current liabilities	(1)
Gain from sale of a subsidiary	8
Cash received from the sale of a subsidiary	13

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

Going Concern

The Company has incurred $159 in net loss for the six months ended June 30 2021 has $2,237 stockholders’ deficit as of June 30, 2021 and $2,078 in total stockholders’ deficit as of December 31, 2020. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented ..The results for the three months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

As of June 30, 2021, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2020 Annual Report.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 3: OTHER ACCOUNTS RECEIVABLES

Composition:

	As of June 30	As of December 31
	2021	2020

Government authorities	$15	$20
	15	20

NOTE 4: OTHER ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Composition:

	As of June 30	As of December 31
	2021	2020

Other payables	$47	$47
Accrued liabilities	152	130
	$199	$177

NOTE 5: PAYABLE TO PARENT COMPANY

Balances:

	As of June 30	As of December 31
	2021	2020

Gix – Parent Company Payable	$2,171	$2,054

As part of the agreement with Gix, the parties agreed to have the Company’s operations outsourced to Gix from the agreement date and until the acquisition is consummated. The following terms were included in the agreement pursuant to the above:

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

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6: SHORT TERM LOAN

On December 18, 2020, the Company entered into the Loan and Subscription with certain Investors as described in note 1e, pursuant to which the Investors lent the Principal Amount. In accordance with the terms of the Loan, the Company prepaid the interest on the Principal Amount of 8% compounded annually to the Investors as an issuance of 552,000 shares of Common Stock, at a price per share of $0.01. Under the Stock Subscription Agreement, the Investors transferred an amount of $ 30,587 to the Company as consideration for the issued shares.

The Company allocated the total proceeds in respect of the shares issued and the Loan extended based on its relative fair values. As a result of the allocation, a discount of $19 was recorded on the loan. The discount is amortized over the term of the loan as finance expense.

The allocation of the proceeds to the fair value distribution of the liability and equity components on the transactions date was as follows:

Instrument	Fair Value	% of total fair	Allocated amount
Short term loan and prepaid interest	55,200	49.45	49,246
Investment in the company’s shares	54,000	50.55	50,340
Total	109,200	100	99,586

The composition of short term loan balance as of the transaction is as follows:

	As of June 30 2021	As of December 31 2020
Short term loan	$69	$69
Discount on Short term loan	(10)	(19)
Short term loan, Net	$59	$50

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 7: STOCKHOLDERS’ DEFICIT

Stockholders’ deficit.

Composition:

	As of June 30		As of December 31
	2021		2020
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	Unaudited
	Number of shares

Common Stock	490,000,000	34,753,669	490,000,000	34,753,669

Common Stock:

Common stock confers the right to participate in the general meetings, to one vote per share for any purpose, to an equal part, on share basis, in distribution of dividends and to equally participate, on share basis, in distribution of excess of assets and funds from the Company and they shall not confer other privileges unless otherwise provided by law. Some investors have standard anti-dilutive rights, registration rights, and information and representation rights.

On December 18, 2020, the Company entered into the Subscription with the Investors in connection with the sale and issuance of an aggregate of 3,000,000 shares of Common Stock, at a purchase price of $0.01 per share, and for an aggregate purchase price of $30,000. In addition, and on the same date, the Company entered into the Loan with the Investors, pursuant to which the Investors lent the Principal Amount. In accordance with the terms of the Loan, the Company repaid the interest on the Principal Amount, 8% compounded annually to the Investors, in the form of an issuance of an aggregate of 552,000 shares of Common Stock, at a price per share of $0.01. The shares of Common Stock were issued to the Investors pursuant to Regulation S of the Securities Act of 1933, as amended.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 7:	STOCKHOLDERS’ DEFICT (Cont.)

Share Exchange

As detailed in Note 1, as part of the Recapitalization Transaction in July 2019, the Company issued 30,928,620 common shares in exchange for 99.83% of the issued and outstanding common stock and all the preferred shares of Viewbix Israel. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

Warrants

The following table summarizes information of outstanding warrants as of June 30, 2021:

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

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 8: COMMITMENTS AND CONTINGENCIES –

In June 2017, a lawsuit was filed by a former CEO of the Company with the Tel Aviv District Court (the “Tel Aviv Court”) against the Company claiming certain damages in the total amount of $225, under the assertion of wrongful termination by the Company and Emerald Israel. The Company filed its response with the Tel Aviv Court in October of 2017. The dispute was initially heard by the Tel Aviv Court on February 13, 2020. In a supplemental hearing on February 11, 2021 the former CEO provided data regarding his claims. On March 11, 2021 the former CEO filed his summaries. The Company’s summaries filed on May, 2021. On June 3, 2021, and after the summaries were filed, the lawsuit against Emerald Israel was dismissed by the Tel Aviv Court.

NOTE 9: FINANCIAL (EXPENSES) INCOME, NET

Composition:

	For the six months ended June 30
	2021	2020
	Unaudited

Bank fees	(1)	(4)
Exchange rate differences	(2)	(4)
Other	(8)	4
	(11)	(4)

	For the three months ended June 30
	2021	2020
	Unaudited

Bank fees	(1)	(2)
Exchange rate differences	(3)	(44)
Other	-	14
	(4)	(32)

NOTE 10: TAXES ON INCOME

A.	Tax rates applicable to the income of the Company:

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of June 30	As of December 31
	2021	2020

Deferred R&D expenses	$16	$114
Operating loss carryforward	32,295	32,256
	$32,311	$32,370

Net deferred tax asset before valuation allowance	$7,062	$7,076
Valuation allowance	(7,062)	(7,076)
Net deferred tax asset	$-	$-

As of June 30, 2020, the Company has provided valuation allowances of $7,062 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

C.	Available carryforward tax losses:

As of June 30, 2021, Viewbix Israel incurred operating losses in Israel of approximately $13,801 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of June 30, 2021, the Company generated net operating losses in the U.S. of approximately $18,494. Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 10:	TAXES ON INCOME (Cont.)

D.	Loss (income) from continuing operations, before taxes on income, consists of the following:

	For the six months ended June 30		For the three months ended June 30
	2021	2020	2021	2020

USA	$42	$10	$15	$5
Israel	114	255	61	88
	$156	$265	$76	$93

NOTE 11: LOSS PER SHARE-BASIC AND DILUTED

Composition:

	For the six months ended June 30		For the three months ended June 30
	2021	2020	2021	2020
Basic and diluted:
Net loss attributable to ordinary stockholders	159	267	79	93

Weighted-average common stock	34,753,669	31,201,669	34,753,669	31,201,669

Loss per share-basic and diluted	0.005	0.009	0.002	0.003

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 12: COVID-19 PANDEMIC IMPLICATIONS

The COVID-19 pandemic, which originated in China in late 2019, has since spread across the globe and affected the economic condition of most, if not all, countries, including the United States, Israel and many countries in Europe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. As of June 30, 2021, the pandemic has caused repeated states of emergency to be declared in various countries, ongoing and extended travel restrictions have been imposed for several months, strict quarantines rules have been established and maintained for an extended period of time in a plethora of jurisdictions and various institutions and companies have been closed and rendered bankrupt. The Company is actively monitoring the pandemic and is taking any necessary measures to respond to the situation in cooperation with the various stakeholders. Due to the uncertainty surrounding the COVID-19 pandemic, the Company will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on the Company’s business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by the Company in response to such spread, could have on the Company’s business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect the Company’s business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of June 30, 2021 and 2020, and the related statements of comprehensive loss, statement of changes in stockholders’ equity (deficit) and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with which may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described in this Quarterly Report on Form 10-Q, and those contained in section captioned “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Annual Report”). The Company’s actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

On the Closing Date, (i) the Company issued 20,281,085 shares of Common Stock to Gix in exchange for consideration consisting of 99.83% holdings in Viewbix Israel, and (ii) convertible notes representing 3,434,889 shares of Common Stock then currently issued to holders were converted. The shares of Common Stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to purchase shares of Common Stock to Gix, whereby (a) 3,649,318 of such warrants to purchase shares of Common Stock were issued with an exercise price of $0.48, and (b) 3,649,318 of such warrants to purchase shares of Common Stock were issued with an exercise price of $0.80.

Following the Closing Date, Viewbix Israel became a subsidiary of the Registrant. Viewbix Israel was incorporated in February 2006 in Israel.

On June 6, 2020, Algomizer Ltd. changed its name to Gix Internet Ltd.

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

Results of Operations

Results of Operations During the Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020

Our revenues were $17 thousand for the three months ended June 30, 2021, compared to $33 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2021 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our research and development expenses were $12 thousand for the three months ended June 30, 2021, as compared to $0 thousand during the same period in the prior year. The reason for the increase in the three months ended June 30, 2021 is due to the fact that the Company hired a new research and development team during the second half of 2020.

Our general and administrative expenses decreased to $79 thousand for the three months ended June 30, 2021 as compared to $94 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2021 is that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our net financial expenses was $4 thousand for the three months ended June 30, 2021, compared to net financial expenses of $32 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2021 is due to the US dollar exchange rate decrease during the three months ended June 30, 2021 as compared the same period in the prior year.

Our tax on income was $1 thousand for the three months ended June 30, 2021, slightly increase as compared to $0 thousand during the same period in the prior year.

Results of Operations During the Six Months Ended June 30, 2021 as Compared to the Six Months Ended June 30, 2020

Our revenues were $25 thousand for the six months ended June 30, 2021, compared to $70 thousand during the same period in the prior year. The reason for the decrease in the six months ended June 30, 2021 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our cost of revenues were $0 thousand for the six months ended June 30, 2021, which is a slight decrease compared to $4 thousand during the same period in the prior year.

Our research and development expenses were $28 thousand for the six months ended June 30, 2021, as compared to $59 thousand during the same period in the prior year. The reason for the decrease in the six months ended June 30, 2021 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our selling and marketing expenses were $2 thousand for the six months ended June 30, 2021, which is a slight decrease as compared to $7 thousand during the same period in the prior year.

Our general and administrative expenses increased to $142 thousand for the six months ended June 30, 2021 as compared to $269 thousand during the same period in the prior year. The reason for the decrease in the six months ended June 30, 2021 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our net financial expenses was $11 thousand for the six months ended June 30, 2021, compared to net financial expenses of $4 thousand during the same period in the prior year. The reason for the financial increase in the six months ended June 30, 2021 is due to the US dollar exchange rate increase during the six months ended June 30, 2021 as compared the same period in the prior year.

Our tax on income was $1 thousand for the six months ended June 30, 2021, slightly decreased as compared to $2 thousand during the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2021, we had current assets of $192 thousand consisting of $126 thousand in cash and cash equivalents, $35 thousand in trade receivables, $15 thousand in other accounts receivables and, $16 thousand in prepaid expenses.

As of June 30, 2021, we had $2,429 thousand in current liabilities consisting of $199 in other accounts payable and accrued liabilities, $59 Short term loan, and $2,171 payable to our parent company.

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

We had a negative working capital of $2,237 thousand and $2,078 thousand as of June 30, 2021 and December 31, 2020, respectively.

During the three months ended June 30, 2021, we had negative cash flow from operations of $8 thousand, which was mainly the result of a net loss of $79 thousand, offset by increase in working capital of $71.

During the six months ended June 30, 2021, we had negative cash flow from operations of $22 thousand, , which was mainly the result of a net loss of $159 thousand, offset by increase in working capital of $137.

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

Going Concern:

The Company has incurred $159 in net losses for the six months ended June 30, 2021, has $2,237 stockholders’ deficit as of June 30, 2021 and $2,078 in total stockholders’ deficit as of December 31, 2020. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, the Company’s chief executive officer and chief financial officer, which is currently the same individual, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of June 30, 2020, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2017, a lawsuit was filed with the Regional Labor Court in Tel Aviv (the “Tel Aviv Court”) against Emerald Israel, and other defendants, claiming certain damages in the total amount of approximately $225,000, under the assertion of wrongful termination by Emerald Israel. We filed our response with the Tel Aviv Court in October of 2017. The dispute was initially heard by the Tel Aviv Court on February 13, 2020. In a supplemental hearing on February 11, 2021, the plaintiff provided a certified confirmation of payment of approximately $14,668 by the National Insurance Institute of Israel for one month’s prior notice of termination, redemption of 16.8 days of vacation and severance pay. On June 3, 2021, and after the plaintiff and the defendants filed their summaries, the lawsuit against Emerald Israel was dismissed.

ITEM 1A. RISK FACTORS

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 16, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 SCH	Inline XBRL Taxonomy Extension Schema Document

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer and Chief Financial Officer
Date: August 12, 2021		(Principal Executive Officer and Principal Financial Officer)