Form 10-Q
period 2021-09-30
Viewbix Inc.
filed 2021-11-15
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

On September 30, 2021, the Registrant had 34,753,669 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC. (Formerly known as Virtual Crypto Technologies, Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2021

VIEWBIX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of September 30	As of December 31
	Note	2021	2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents		102	148
Trade receivables		40	15
Other accounts receivable	3	28	20
Prepaid expenses		10	42

Total current assets		180	225

Total assets		180	225

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of September 30	As of December 31
	Note	2021	2020

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables		5	22
Other accounts payables and accrued liabilities	4	219	177
Payable to parent company	5	2,226	2,054
Short term loan	6	64	50

Total current liabilities		2,514	2,303

Commitments and contingencies	8

STOCKHOLDERS’ DEFICIT	7

Share Capital
Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 34,753,669 shares as of December 31, 2020; and September 30, 2021		3	3
Additional paid-in capital		13,073	13,073
Accumulated deficit		(15,410)	(15,154)

Total stockholders’ deficit		(2,334)	(2,078)

Total liabilities and stockholders’ deficit		180	225

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

U.S. dollars in thousands (except share data)

		For the nine months ended September 30		For the three months ended September 30
	Note	2021	2020	2021	2020

Revenues		32	86	7	17
Cost of revenues		-	5	-	1

Gross profit		32	81	7	16

Operating expenses:
Research and development		47	59	19	-
Selling and marketing		2	8	-	1
General and administrative		221	339	79	70
Gain from sale of a subsidiary		-	(8)	-	-

Operating loss		238	317	91	55

Financial income (expenses), net	9	(16)	8	(5)	11

Loss before tax		254	309	96	44

Taxes on income	10	2	2	1	-

Net loss		256	311	97	44

Loss per share - basic and diluted	11	0.007	0.01	0.003	0.001

Weighted average number of common stocks outstanding used in the computations of loss per share (in thousands)		31,201,669	31,201,669	31,201,669	31,201,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)

U.S. dollars in thousands (except share data)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2021	34,753,669	3	13,073	(15,154)	(2,078)
Net loss for the period	-	-	-	(256)	(256)
Balance as of September 30, 2021	34,753,669	3	13,073	(15,410)	(2,334)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of July 1, 2021	34,753,669	3	13,073	(15,313)	(2,237)
Net loss for the period	-	-	-	(97)	(97)
Balance as of September 30, 2021	34,753,669	3	13,073	(15,410)	(2,334)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2020	31,201,669	3	13,015	(14,711)	(1,693)
Net loss for the period	-	-	-	(311)	(311)
Balance as of September 30, 2020	31,201,669	3	13,015	(15,022)	(2,004)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	Capital	deficit	deficit

Balance as of July 1, 2020	31,201,669	3	13,015	(14,978)	(1,960)
Net loss for the period	-	-	-	(44)	(44)
Balance as of September 30, 2020	31,201,669	3	13,015	(15,022)	(2,004)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

U.S. dollars in thousands (except share data)

	For the nine months ended September 30		For the three months ended September 30
	2021	2020	2021	2020
	Unaudited		Unaudited

Cash flows from operating activities
Net loss for the period	(256)	(311)	(97)	(44)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	5	-	-
Gain from sale of a subsidiary	-	(8)	-	-

Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	7	7	1	(7)
Decrease (increase) in other receivables	(8)	105	(12)	(1)
Increase (decrease) in trade payables	25	(76)	25	(1)
Financing expenses from short-term loans	14	-	4	-
Decrease in other accounts payables	-	(51)	-	(12)
Increase in payable to parent company	172	292	55	51

Net cash used by operating activities	(46)	(37)	(24)	(14)

Cash flows from investing activities

Cash received from sale of a subsidiary	-	13	-	-
Net cash provided by Investing activities	-	13	-	-

Decrease in cash and cash equivalents and restricted cash	(46)	(24)	(24)	(14)

Cash and cash equivalents and restricted cash at the beginning of the period	148	89	126	79

Cash and cash equivalents and restricted cash at the end of the period	102	65	102	65

Supplemental Cash Flow Information:

As of February 12
2020

Current assets excluding cash and cash equivalents	6
Current liabilities	(1)
Gain from sale of a subsidiary	8
Cash received from the sale of a subsidiary	13

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

On February 7, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Gix Internet Ltd. (TASE:GIX, formerly known as Algomizer Ltd.), a company organized under the laws of the State of Israel (“Gix”), pursuant to which on July 25, 2019 (the “Closing Date”), Gix assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd. (“Viewbix Israel”) to the Company in exchange for shares of restricted common stock of the Company, representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis as of the Closing Date.

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

Going Concern

The Company has incurred $256 in net loss for the nine months ended September 30 2021 has $2,334 stockholders’ deficit as of September 30, 2021 and $2,078 in total stockholders’ deficit as of December 31, 2020 .Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented ..The results for the three months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

As of September 30, 2021, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2020 Annual Report.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 3: OTHER ACCOUNTS RECEIVABLES

Composition:

	As of September 30	As of December 31
	2021	2020

Government authorities	$28	$20
	28	20

NOTE 4: OTHER ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Composition:

	As of September 30	As of December 31
	2021	2020

Other payables	$50	$47
Accrued liabilities	169	130
	$219	$177

NOTE 5: PAYABLE TO PARENT COMPANY

Balances:

	As of September 30	As of December 31
	2021	2020

Gix – Parent Company Payable	$2,226	$2,054

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

The allocation of the proceeds to the fair value distribution of the liability and equity components on the transactions date was as follows:

Instrument	Fair Value	% of total fair	Allocated amount
Short term loan and prepaid interest	55,200	49.45	49,246
Investment in the company’s shares	54,000	50.55	50,340
Total	109,200	100	99,586

The composition of short term loan balance as of the transaction is as follows:

	As of September 30 2021	As of December 31 2020
Short term loan	$69	$69
Discount on Short term loan	(5)	(19)
Short term loan, Net	$64	$50

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 7: STOCKHOLDERS’ DEFICIT

Stockholders’ deficit.

Composition:

	As of September 30		As of December 31
	2021		2020
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	Unaudited
	Number of shares

Ordinary shares	490,000,000	34,753,669	490,000,000	34,753,669

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

The following table summarizes information of outstanding warrants as of September 30, 2021:

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

NOTE 9: FINANCIAL (EXPENSES) INCOME, NET

Composition:

	For the nine months ended September 30
	2021	2020
	Unaudited

Bank fees	(1)	(5
Exchange rate differences	(2)	18
Other	(13)	(5)
	(16)	(8)

	For the three months ended September 30
	2021	2020
	Unaudited

Bank fees	-	(1)
Exchange rate differences	-	14
Other	(5)	(2)
	(5)	11

NOTE 10: TAXES ON INCOME

A.	Tax rates applicable to the income of the Company:

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of September 30	As of December 31
	2021	2020

Deferred R&D expenses	$48	$114
Operating loss carryforward	32,564	32,256
	$32,612	$32,370

Net deferred tax asset before valuation allowance	$7,130	$7,076
Valuation allowance	(7,130)	(7,076)
Net deferred tax asset	$-	$-

As of September 30, 2021, the Company has provided valuation allowances of $7,130 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

C.	Available carryforward tax losses:

As of September 30, 2021 Viewbix Israel incurred operating losses in Israel of approximately $14,042 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of September 30, 2021 the Company generated net operating losses in the U.S. of approximately $18,522 Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 10:	TAXES ON INCOME (Cont.)

D.	Loss (income) from continuing operations, before taxes on income, consists of the following:

	For the nine months ended September 30		For the three months ended September 30
	2021	2020	2021	2020

USA	$69	6	$27	(4)
Israel	185	303	71	48
	$254	309	$98	44

NOTE 11: LOSS PER SHARE-BASIC AND DILUTED

Composition:

	For the nine months ended September 30		For the three months ended September 30
	2021	2020	2021	2020
Basic and diluted:
Net loss attributable to ordinary stockholders	256	311	97	44

Weighted-average ordinary shares	31,201,669	31,201,669	31,201,669	31,201,669

Loss per share-basic and diluted	0.007	0.01	0.003	0.001

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 12: COVID-19 PANDEMIC IMPLICATIONS

The COVID-19 pandemic, which originated in China in late 2019, has since spread across the globe and affected the economic condition of most, if not all, countries, including the United States, Israel and many countries in Europe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. As of September 30, 2021, the pandemic has caused repeated states of emergency to be declared in various countries, ongoing and extended travel restrictions have been imposed for several months, strict quarantines rules have been established and maintained for an extended period of time in a plethora of jurisdictions and various institutions and companies have been closed and rendered bankrupt. The Company is actively monitoring the pandemic and is taking any necessary measures to respond to the situation in cooperation with the various stakeholders. Due to the uncertainty surrounding the COVID-19 pandemic, the Company will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on the Company’s business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by the Company in response to such spread, could have on the Company’s business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect the Company’s business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of September 30, 2021 and 2020, and the related statements of comprehensive loss, statement of changes in stockholders’ equity (deficit) and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

Results of Operations

Results of Operations During the Three Months Ended September 30, 2021 as Compared to the Three Months Ended September 30, 2020

Our revenues were $7 thousand for the three months ended September 30, 2021, compared to $17 thousand during the same period in the prior year. The reason for the decrease in the three months ended September 30, 2021 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our research and development expenses were $19 thousand for the three months ended September 30, 2021, as compared to $0 thousand during the same period in the prior year. The reason for the increase in the three months ended September 30, 2021 is due to the fact that the Company hired a new research and development team during the second half of 2020.

Our general and administrative expenses increased to $79 thousand for the three months ended September 30, 2021 as compared to $70 thousand during the same period in the prior year. The reason for the increase during the three months ended September 30, 2021 is due to the payment of legal fees in connection with the Emerald Israel lawsuit (for additional information, please refer to Part II, Item 1 “Legal Proceedings” in this Quarterly Report), which was dismissed during the three months ended September 30, 2021.

Our net financial expenses were $5 thousand for the three months ended September 30, 2021, compared to net financial income of $11 thousand during the same period in the prior year. The reason for the increase in the three months ended September 30, 2021 is due to the US dollar exchange rate decrease during the three months ended September 30, 2021 as compared the same period in the prior year.

Our tax on income was $1 thousand for the three months ended September 30, 2021, slightly increase as compared to $0 thousand during the same period in the prior year.

Results of Operations During the Nine Months Ended September 30, 2021 as Compared to the Nine Months Ended September 30, 2020

Our revenues were $32 thousand for the nine months ended September 30, 2021, compared to $86 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2021 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our cost of revenues were $0 thousand for the nine months ended September 30, 2021, which is a slight decrease compared to $5 thousand during the same period in the prior year.

Our research and development expenses were $47 thousand for the nine months ended September 30, 2021, as compared to $59 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2021 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our selling and marketing expenses were $2 thousand for the nine months ended September 30, 2021, which is a slight decrease as compared to $8 thousand during the same period in the prior year.

Our general and administrative expenses increased to $221 thousand for the nine months ended September 30, 2021 as compared to $339 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2021 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our net financial expenses was $16 thousand for the nine months ended September 30, 2021, compared to net financial income of $8 thousand during the same period in the prior year. The reason for the financial increase in the nine months ended September 30, 2021 is due to the US dollar exchange rate decrease during the nine months ended September 30, 2021 as compared the same period in the prior year.

Our tax on income was $2 thousand for the nine months ended September 30, 2021 and for nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had current assets of $180 thousand consisting of $102 thousand in cash and cash equivalents, $40 thousand in trade receivables, $28 thousand in other accounts receivables and, $10 thousand in prepaid expenses.

As of September 30, 2021, we had $2,514 thousand in current liabilities consisting of 5$ in trade payables , $219 in other accounts payable and accrued liabilities, $64 Short term loan, and $2,226 payable to our parent company.

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

We had a negative working capital of $2,334 thousand and $2,078 thousand as of September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2021, we had negative cash flow from operations of $46 thousand, which was mainly the result of a net loss of $256 thousand, offset by increase in working capital of $210.

During the nine months ended September 30, 2020, we had negative cash flow from operations of $37 thousand, which was mainly the result of a net loss of $311 thousand, offset by increase in working capital of $274.

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

Going Concern:

The Company has incurred $256 in net losses for the nine months ended September 30, 2021, has $2,334 stockholders’ deficit as of September 30, 2021 and $2,078 in total stockholders’ deficit as of December 31, 2020. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, the Company’s chief executive officer and chief financial officer, which is currently the same individual, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of September 30, 2020, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer and Chief Financial Officer
Date: November 15, 2021		(Principal Executive Officer and Principal Financial Officer)