Form 10-K
period 2021-12-31
Viewbix Inc.
filed 2022-03-17
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐	Non-Accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $815,277 as of June 30, 2021, based upon the closing price of the common stock on that date, which was $0.0401.

As of March 17, 2022, there were 34,753,669 shares of common stock, par value $0.0001 per share (“Common Stock”) outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview and recent developments

Viewbix Inc. (f/k/a Virtual Crypto Technologies, Inc., f/k/a Emerald Medical Applications Corp.) (the “Registrant”, “Viewbix” or the “Company”) was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International, Inc. (“Zaxis”). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International, Inc. and the Company was reincorporated in Delaware under the name of Zaxis International, Inc. On December 30, 2014, Zaxis entered into an agreement with Emerald Medical Applications Ltd., a private limited liability company organized under the laws of the State of Israel (“Emerald Israel”).

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

Transaction with Gix Internet Ltd.

On February 7, 2019, the Registrant entered into a share exchange agreement (the “Share Exchange Agreement”) with Gix Internet Ltd., formerly known as Algomizer Ltd. (TASE:GIX), a company organized under the laws of the State of Israel (“Gix Internet” or “Parent Company”), pursuant to which on July 25, 2019 (the “Closing Date”) Gix Internet assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd. (“Viewbix Israel”) to the Company in exchange for shares of restricted Common Stock, representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis as of the Closing Date, following the conversion of certain convertible notes of the Company and excluding certain warrants to purchase shares of the Common Stock expiring in 2020 and additional warrants as further described below (the “Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Gix Internet an additional 1,642,193 shares of restricted Common Stock of the Company representing 5% of the Fully Diluted Share Capital immediately following the Closing Date.

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

On the Closing Date, (i) the Company issued 20,281,085 shares of its Common Stock to Gix Internet in exchange for consideration consisting of 99.83% holdings in Viewbix Israel, and (ii) convertible notes representing 3,434,889 shares of Common Stock then currently issued to holders were converted. The shares of Common Stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to Gix Internet to purchase shares of Common Stock, whereby (i) 3,649,318 of such warrants were issued with an exercise price of $0.48, and (ii) 3,649,318 of such warrants were issued with an exercise price of $0.80.

Following the Closing Date, Viewbix Israel became a subsidiary of the Registrant. Viewbix Israel was incorporated in February 2006 in Israel.

On January 27, 2020, VCT Israel was sold to a third party for NIS 50,000 ($14,459).

Merger with Gix Media Ltd.

On December 5, 2021, the Company entered into a certain Agreement and Plan of Merger (the “Merger Agreement”) with Gix Media Ltd., an Israeli company and the majority-owned subsidiary of Gix Internet, in the field of MarTech (Marketing Technology) solutions, primarily search and content monetization (“Gix Media”) and Vmedia Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, following the Merger (as defined herein), and upon satisfaction of additional closing conditions, Merger Sub will merge with and into Gix Media, with Gix Media being the surviving entity and wholly-owned subsidiary of the Company (the “Gix Merger”).

Subject to the terms and conditions of the Merger Agreement, at the Merger Effective Date (as defined in the Merger Agreement) all outstanding ordinary shares of Gix Media, having no par value (the “Gix Media Shares”) will be converted into shares of Common Stock, such that immediately following the Gix Merger, holders of Gix Media Shares will hold 90% of the Company’s capital stock on a fully diluted basis. The Merger Agreement also contains customary representations, warranties and covenants made by each of the Company, Gix Media and Merger Sub.

Following the Gix Merger, the board of directors of the Company is expected to consist of six (6) directors and will be comprised of four (4) new directors to be appointed by Gix Media, who will join the Company’s two currently-serving directors, Amihay Hadad and Alon Dayan.

On December 21, 2021, the shareholders of each of Gix Media and Merger Sub approved the Merger Agreement. Consummation of the Gix Merger is subject to certain additional closing conditions, including, among other things, (i) the Company filing an amendment to its certificate of incorporation to change the Company’s name to “Gix Media, Inc.”, (ii) obtaining approval from certain third parties, including the approval of Bank Leumi due to certain liens registered in its favor against ordinary shares of Gix Media; (iii) conversion of the Company’s outstanding convertible instruments into restricted shares of Common Stock and (iv) obtaining a tax pre-ruling from the Israeli Tax Authority relating to the Agreement.

In connection with Gix Merger, on February 13, 2022, the requisite majority of the Company’s stockholders approved certain amendments to the Company’s certificate of incorporation, including, but not limited to (i) a name change from “Viewbix Inc.” to “Gix Media, Inc.”, (ii) a reverse stock split of the Company’s common Stock at a ratio of 1-for-28 (the “Planned Reverse Split”), (iii) a staggered board structure, and (iv) certain other provisions therein. The Company intends to effect the foregoing amended and restated certificate of incorporation upon the closing of the Gix Merger. Additionally, on February 25, 2022, the Company filed a Schedule 14C Information Statement with the SEC, whereby it reported the foregoing approvals by the requisite majority of the Company’s stockholders.

Viewbix Business Overview

Viewbix is an interactive video technology and data platform that provides its client with deep insights into their video marketing performance as well as the effectiveness of its messaging. Viewbix allows companies to add a layer of interactive content on top of a video that allows viewers to engage and interact with the video. The platform measures exactly when a viewer takes an action while watching a video and collects and reports the results to the client.

Viewbix developed the interactive video platform based on a Software as a Service (“SaaS”) business model with interactive elements, and the ability to collect and analyze information about each interactive action performed during the viewing of the video clip. The interactive elements and information gathered allows the client to analyze user viewing habits and optimize in real-time throughout the campaign, while increasing the effectiveness of online and live video marketing.

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

According to an additional study published by Statista, ad spending is expected to show an annual growth rate of 11%, resulting in a projected market volume of $162,242 million by 2026. In the video advertising segment, it is expected that $136,486 million will be generated through mobile in 2026.

Competition

While there are many companies that offer hosting and streaming services, Viewbix focuses on providing expanded value to its clients that reaches beyond the hosting and streaming platforms. Viewbix has several direct competitors, including Hapyak, which operates primarily via websites, and Innovid, which focuses on advertisements. Additionally, video hosting companies, such as Wistia and Vidyard, both offer certain interactive elements similar to Viewbix. However, Viewbix’s proprietary component is its focus on interactivity and deep data, whose results can thereafter be analyzed and applied.

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

Product Development

Viewbix focuses its R&D efforts on the expansion of its interactive live capabilities by collecting the engagement data for each session and relating back to a live stream, which is aimed to enhance clients’ feedback on its stream for both real time and future stream optimizations.

Employees

As of December 31, 2021, Viewbix has two employees in management and finance in Israel. Additionally, Viewbix retains the services of two R&D service providers.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary. These risks include, among others, the following:

●	We initiated certain cost-reduction measures during the previous fiscal year, which could have long-term adverse effects on our business and we may not realize the operational or financial benefits from such actions;

●	The COVID-19 pandemic may adversely affect our business, financial condition, liquidity and results of operations;

●	Our success depends, in part, upon the continued demand of video as an integral part of corporate marketing and internal communications plans and the continued growth and acceptance of videos as effective alternatives to traditional online and offline marketing products and services;

●	Due to our evolving business model and rapid changes in the Internet and the nature of services, it is difficult to accurately predict our future performance and may be difficult to increase revenue or profitability;

●	Our customers may reduce or terminate their business relationship with us at any time. If customers representing a significant portion of our revenue reduce or terminate their relationship with us, it could have a material adverse effect on our business, results of operations and financial condition;

●	Large and established internet and technology companies, such as Google and Facebook, play a substantial role in the digital advertising market and may significantly impair our ability to operate in this industry;

●	The advertising/marketing industry is highly competitive. If we cannot compete effectively in this market, our revenues are likely to decline;

●	If we cannot enforce and protect our intellectual property rights, our business could be adversely affected;

●	We may in the future be, subject to claims of intellectual property infringement that could adversely affect our business;

●	Patent terms may be inadequate to protect our competitive position for an adequate amount of time;

●	We may not be able to protect our systems, technology and infrastructure from cyberattacks;

●	Our business depends on our ability to collect and use data, and any limitation on the collection and use of this data could significantly diminish the value of our platform and cause us to lose customers and revenue;

●	Shares of Common Stock issuable upon the conversion of warrants may substantially increase the number of shares of Common Stock available for sale in the public market and depress the price of our Common Stock;

●	Our Planned Reverse Split may not result in a proportional increase in the per share price of our Common Stock;

●	We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights;

●	The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders;

●	We have never paid cash dividends and do not anticipate doing so in the foreseeable future;

●	Our Common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in our stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment;

●	Since our Common Stock is thinly traded, sale of your holding may take a considerable amount of time;

●	Shares of Common Stock eligible for future sale may adversely affect the market;

●	If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected;

●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline;

●	Our annual and quarterly results may fluctuate, which may cause substantial fluctuations in our Common Stock price;

●	Delaware law contains provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock;

●	Political, economic and military instability in Israel may impede our ability to operate and harm our financial results; and

●	Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings.

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

The COVID-19 pandemic may negatively impact the global economy in a significant manner for an extended period of time, and also adversely affect our business and operating results.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States, Israel and international capital markets. The COVID-19 pandemic has caused an economic recession, high unemployment rates and other disruptions, both in the United States, Israel and the rest of the world. The COVID-19 pandemic has not yet currently adversely affected our business, however, any of these impacts, including the prolonged continuation of these impacts, could in the future, adversely affect our business and operating results and heighten many of the other risks described in these “Risk Factors.”

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

We developed our platform based on a SaaS business model. We do not have an extensive history of ongoing operations in using our business model from which to predict our future performance, and making such predictions, particularly with regard to the effect of our efforts to aggressively increase the distribution and profitability is very complex and challenging. If we are unable to continuously improve our platform, this could have a negative effect on our competitiveness and ability to service and attract customers. If we are unsuccessful in doing so in a timely fashion, we may not be able to achieve revenue growth or increase our profitability.

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

As of December 31, 2021, we had outstanding: (i) Class J Warrants exercisable to purchase 3,649,318 shares of Common Stock at an exercise price of $0.48 per share of Common Stock; and (ii) Class K Warrants exercisable to purchase 3,649,318 shares of Common Stock, at an exercise price of $0.80 per share of Common Stock.

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

Our Planned Reverse Split may not result in a proportional increase in the per share price of our Common Stock.

We intend to effect the Planned Reverse Split with the primary intent of increasing the price of our Common Stock in order to meet the initial listing requirements of the Nasdaq Capital Market. The effect of the Planned Reverse Split on the market price for our Common Stock cannot be accurately predicted. In particular, we cannot assure you that the proportionate increase in the price of our common stock immediately after the Planned Reverse Split from the price for shares of our Common Stock immediately before the Planned Reverse Split will be maintained for us to meet the initial listing requirements of the Nasdaq Capital Market or that the such market prices will be maintained for a substantial period of time. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our Common Stock declines following the Planned Reverse Split, the percentage decline may be greater than would occur in the absence of the Planned Reverse Split. The market price of our Common Stock may also be affected by other factors which may be unrelated to the Planned Reverse Split or the number of shares outstanding.

Moreover, because some investors may view the Planned Reverse Split negatively, we cannot assure you that the Planned Reverse Split will not adversely impact the market price of our Common Stock. Accordingly, our total market capitalization after the Planned Reverse Split may be lower than the market capitalization before the Planned Reverse Split.

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

We are authorized to issue 490,000,000 shares of Common Stock, of which, as of December 31, 2021, 34,753,669 shares of Common Stock were outstanding. Additional shares of Common Stock may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares of Common Stock may adversely affect the market price of our Common Stock.

Our Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, par value $0.0001 per share of which none were issued and outstanding as of December 31, 2021. The board of directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which may convert into large numbers of shares of common stock and consequently lead to further dilution of other stockholders.

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

Our reporting and functional currency is the U.S. dollar. Our revenues are currently primarily payable in U.S. dollars and we expect our future revenues to be denominated primarily in U.S. dollars and Euros. However, certain amount of our expenses are in NIS and as a result, we are exposed to the currency fluctuation risks relating to the recording of our expenses in U.S. dollars. We may, in the future, decide to enter into currency hedging transactions. These measures, however, may not adequately protect us from material adverse effects.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY

Market Information

Our Common Stock is currently quoted on the OTCQB market under the symbol VBIX. We plan to effect the Planned Reverse Split, and, accordingly, share amounts, per share data, share prices, exercise prices or conversion rates in this annual report on Form 10-K are subject to change following the effectiveness of the Planned Reverse Split. The Planned Reverse Split will not change the authorized number of shares or the par value of our common stock.

Holders of Common Stock

As of December 31, 2021, there were approximately 2,692 stockholders of record of our Common Stock and 34,753,669 shares of our Common Stock outstanding.

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

The following table summarizes information of outstanding warrants as of December 31, 2021:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	3,649,318	July 2029	$0.48	3,649,318
Class K Warrants	3,649,318	July 2029	$0.80	3,649,318

In connection with the Share Exchange Agreement, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, we will issue to Gix Internet an additional 1,642,193 shares of restricted Common Stock of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information of outstanding options as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders 2017 Employee Incentive Plan	-	-	133,333

Recent Sales of Unregistered Securities

On December 18, 2020, we entered into a Stock Subscription Agreement (the “Subscription”) with certain investors (the “Investors”) in connection with the sale and issuance of an aggregate of 3,000,000 shares of Common Stock, at a purchase price of US$0.01 per share, and for an aggregate purchase price of US$30,000. In addition, and on the same date, we entered into a Loan Agreement (the “Loan Agreement”) with the Investors, pursuant to which the Investors lent an aggregate of $69,000 (the “Principal Amount”). In accordance with the terms of the Loan Agreement, we repaid the interest on the Principal Amount (8% compounded annually) to the Investors in the form of an issuance of an aggregate of 552,000 shares of Common Stock, at a price per share of $0.01. The shares of Common Stock were issued to the Investors pursuant to Regulation S of the Securities Act of 1933, as amended. In January 2022, the Investors expressed their intention to convert the remaining sum of the Principal Amount to shares of our Common Stock and accordingly, we agreed to extend the repayment date.

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

Transaction with Gix (the “Recapitalization Transaction”)

On February 7, 2019, the Company entered into the Share Exchange Agreement with Gix Internet, pursuant to which on Closing Date, Gix Internet assigned, transferred and delivered its 99.83% holdings in Viewbix Israel to the Company in exchange for Common Stock representing 65% of the issued and outstanding share capital of the Company on a fully diluted basis as of the Closing Date, following the conversion of certain convertible notes of the Company and excluding certain warrants to purchase shares of Common Stock expiring in 2020 and additional warrants as further described below (the “Fully Diluted Share Capital”). In addition, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company agreed to issue to Gix Internet an additional 1,642,193 shares of restricted Common Stock representing 5% of the Fully Diluted Share Capital immediately following the Closing Date.

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

On the Closing Date, (i) the Company issued 20,281,085 shares of Common Stock to Gix Internet in exchange for consideration consisting of 99.83% holdings in Viewbix Israel, and (ii) convertible notes representing 3,434,889 shares of Common Stock then currently issued to holders were converted. The shares of Common Stock were issued under Regulation S. The Company also issued a total of 7,298,636 warrants to purchase shares of Common Stock to Gix Internet, whereby (a) 3,649,318 of such warrants to purchase shares of Common Stock were issued with an exercise price of $0.48, and (b) 3,649,318 of such warrants to purchase shares of Common Stock were issued with an exercise price of $0.80.

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

Results of Operations during the year ended December 31, 2021 as compared to the year ended December 31, 2020

Revenues for the year ended December 31, 2021 was $41 thousand as compared to $96 thousand for the year end December 31, 2020. The reason for the decrease during the fiscal year ended December 31, 2021 is due to the Company’s cost-reduction measures implemented beginning on January 1, 2021.

Cost of revenues for the year ended December 31, 2021 was $0 which is a slight decrease to $5 thousand for the year end December 31, 2020.

Research and development costs for the year ended December 31, 2021 was $64 thousand as compared to $108 thousand for the year end December 31, 2020. The reason for the decrease during the fiscal year ended December 31, 2021 is due to the Company’s cost-reduction measures implemented beginning on January 1, 2020, though despite these measures, the Company hired the services of an R&D team during the fiscal year ended December 31, 2021.

Sales and marketing expenses for the year ended December 31, 2021 was $2 thousand as compared to $8 thousand for the year end December 31, 2020. The reason for the decrease during the year ended December 31, 2021 is due to the Company’s cost-reduction measures implemented beginning on January 1, 2020.

General and Administration expenses for the year ended December 31, 2021 was $304 thousand as compared to $437 thousand for the year end December 31, 2020. The reason for the decrease in 2021 is due to certain cost reduction measures initiated by the Company as of the beginning of January 2020.

Our net financial expense was $30 thousand for the year ended December 31, 2021, compared to net financial income of $13 thousand for the year end December 31, 2020. The reason for the increase in financial expenses in 2021 is due to the loan agreement with Pure Capital and other lenders entered into on December 18, 2020, which interest expenses were recognized in the year ended December 31, 2021.

Our taxes on income was $2 thousand for the year ended December 31, 2021 and for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had current assets of $156 thousand consisting of $74 thousand in cash and cash equivalents, $8 thousand in trade receivables, $30 thousand in other accounts receivables and, $44 thousand in prepaid expenses.

As of December 31, 2021, we had $2,436 thousand in current liabilities consisting of $9 in trade payables, $242 in other accounts payable and accrued liabilities, $69 Short term loan, and $2,116 payable to our Parent Company.

As of December 31, 2020, we had current assets of $225 thousand consisting of $148 thousand in cash and cash equivalents and restricted cash, $15 thousand in trade receivables, $20 thousand in other receivables and $42 thousand in prepaid expenses. We had $2,303 thousand in current liabilities, which consisted of $177 in accounts payable and accrued liabilities and $22 trade payable, $50 Short term loan, and $2,054 payable to our Parent Company.

We had a negative working capital of $2,280 thousand and $2,078 thousand as of December 31, 2021 and December 31, 2020, respectively.

Our total liabilities as of December 31, 2021 were $2,436 thousand compared to $2,303 thousand as of December 31, 2020.

During the fiscal year ended December 31, 2021, we had negative cash flow from operations of $74 thousand which was mainly the result of a net loss of $386 thousand, offset by decrease in working capital of $312 thousand.

During the fiscal year ended December 31, 2020, we had negative cash flow from operations of $53 thousand which was mainly the result of a net loss of $443 thousand, depreciation expense of $5 thousand, offset by gains from the sale of a subsidiary and decrease in working capital of $385 thousand.

During the fiscal year ended December 31, 2021, we had no cash flow from investing activities as compared to a positive cash flow effect from investing activities of $13 thousand as during the year ended December 31, 2020.

During the fiscal year ended December 31, 2021, we had no cash flow from financing activities as compared to a positive cash flow from financing activities of $99 thousand during the fiscal year ended December 31, 2020, which related to the Loan Agreement and issuance of shares we have made during the fiscal year ended December 31, 2020. In January 2022, the repayment date under the Loan Agreement was extended per the Investors’ request. The Investors also expressed their intention to convert the remaining sum of the Principal Amount to shares of our Common Stock, however, if we are required to repay the Principal Amount in cash, we will be able to receive cash flow for the repayment from our Parent Company. The Gix Loan along with any accrued interest is due on December 31, 2022, unless extended upon mutual consent of the Company and Gix Internet.

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

Until such time as the Company can generate substantial revenues, the Company expects to finance its cash needs through a combination of the sale of its equity and/or convertible debt securities, debt financing and strategic alliances, collaborations, and funds from its Parent Company. To the extent that the Company raises additional capital through the sale of its equity and/or convertible debt securities, the ownership interest of its shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business. If the Company raises funds through additional collaborations or strategic alliances with third parties, we may have to relinquish valuable rights to our future revenue streams and/or distribution arrangements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. If the Company is unable to raise additional funds through equity and/or debt financings when needed or on attractive terms, the Company may be required to delay, limit, reduce or terminate the operations of some or all of its business segments.

Going Concern

The Company has incurred $386 thousand in net losses for the year ended December 31, 2021, has $2,280 thousand shareholders’ deficit as of December 31, 2021 and $2,078 thousand in total shareholders’ deficit as of December 31, 2020 and $74 thousand negative cash flows from operations for the year ended December 31, 2021, and $53 thousand negative cash flows from operations for the year ended December 31, 2020. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued an unqualified audit opinion for the year ended December 31, 2021 with an explanatory paragraph on going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions presently being taken to obtain additional equity financing will provide the opportunity to continue as a going concern.

Contractual Obligations and Commitments

As of December 31, 2021, and 2020, we did not have any contractual obligations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Viewbix Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Viewbix Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viewbix Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of comprehensive loss, stockholder’s deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1.E to the consolidated financial statements, the Company’s substantial net losses, shareholder’s deficit and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1.E to the financial statements. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties

Basis for Opinion

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Payable to Parent Company - Valuation of Fair Value of Debt Recognized upon Modification – Refer to Note 4 to the consolidated financial statements

Critical Audit Matter Description

The Company entered into an agreement with its parent company, Gix Internet Ltd., (the “Parent Company”), effective as of December 31, 2021, for the modification of the balance payable to the Parent Company, in the amount of $2,299,956, from a current payable balance into a loan.

The Company accounted for the modification as an extinguishment of the balance payable to the Parent Company and the issuance of a new debt. Accordingly, the loan was recorded at its fair value of $2,115,853 as of December 31, 2021. The difference of $184,103 between the fair value of the loan and the carrying value of the payable to the Parent Company was recorded in the Company’s consolidated statement of changes in stockholders’ deficit as a deemed contribution to the Company by the Parent Company. The Company determined the fair value of the loan using the discounted cash flow model. This valuation involves management judgement in determining the discount rate.

We identified the valuation of the loan at fair value as a critical audit matter because of the magnitude of the loan balance, the judgment involved in determining the discount rate and due to the increased extent of audit effort in relation to our audit as a whole, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the fair value of the loan included the following, among others:

● With the assistance of our fair value specialists, we evaluated the Company’s valuation methodologies, assumptions and fair value results.

● With the assistance of our fair value specialists, we developed an independent estimate of the discount rate and the resulting fair value and compared our estimate to the Company’s estimate.

/S/ Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 17, 2022

We have served as the Company’s auditor since 2019

Viewbix Inc.

Consolidated Balance Sheets

U.S. dollars in thousands (except share and per share data)

		As of December 31,	As of December 31
	Note	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$74	$148
Trade receivables		8	15
Other accounts receivable		30	20
Prepaid expenses		44	42

Total current assets		$156	$225

Total assets		$156	$225

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables		$9	$22
Other accounts payable and accrued liabilities	3	242	177
Parent company	4	2,116	2,054
Short term loan	5	69	50

Total current liabilities		$2,436	$2,303

STOCKHOLDERS’ DEFICIT	6

Share Capital
Common stock, $0.0001 par value; 490,000,000 shares authorized; 34,753,669 shares issued and outstanding at December 31, 2021 and at December 31, 2020		3	3
Additional paid-in capital	4,5	13,257	13,073
Accumulated deficit		(15,540)	(15,154)

Total stockholders’ deficit		$(2,280)	$(2,078)

Total liabilities, temporary equity and stockholders’ deficit		$156	$225

The accompanying notes are an integral part of these consolidated financial statements.

Viewbix Inc.

Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands (except share and per share data)

	Note	Year ended December 31, 2021	Year ended December 31, 2020

Revenues	7	41	96
Cost of revenues		-	5
Gross profit		41	91
Expenses:
Research and development	8	64	108
Sales and marketing	9	2	8
General and administrative	10	304	437
Other expenses		25	-
Gain from sale of a subsidiary		-	(8)
Total operating expenses		395	545
Loss from operations		(354)	(454)
Finance income	11	1	20
Finance expense	11	(31)	(7)
Loss Before taxes on income		(384)	(441)
Taxes on income	12	2	2
Net Loss		(386)	(443)
Basic and diluted net loss per share:		(0.011)	(0.014)
Weighted average shares outstanding - basic and diluted	13	34,753,669	31,201,669

The accompanying notes are an integral part of these consolidated financial statements.

Viewbix Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

U.S. dollars in thousands (except share and per share data)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2021	34,753,669	3	13,073	(15,154)	(2,078)

Financing provided by the Parent Company (see note 4)	-	-	184		184
Net loss for the period	-	-	-	(386)	(386)
Balance as of December 31, 2021	34,753,669	3	13,257	(15,540)	(2,280)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2020	31,201,669	3	13,015	(14,711)	(1,693)
Issuance of shares	3,552,000	(*)	58	-	58
Net loss for the period	-	-	-	(443)	(443)
Balance as of December 31, 2020	34,753,669	3	13,073	(15,154)	(2,078)

(*)	Represents an amount less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

Viewbix Inc.

Consolidated Statements of Cash Flows

U.S. dollars in thousands (except share and per share data)

	For the year ended December 31
	2021	2020

Cash flows from operating activities

Net loss for the period	(386)	(443)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of a subsidiary	-	(8)
Depreciation	-	5
Changes in operating assets and liabilities:
Decrease (Increase) in trade receivables and prepaid expenses	5	(40)
Decrease (Increase) in other accounts receivable	(10)	100
Increase (decrease) in trade payables	52	(55)
Increase in payable to parent company	246	443
Increase (decrease) in other accounts payables and accrued liabilities	19	(55)

Net cash used by operating activities	(74)	(53)

Cash flows from investing activities
Cash received from the sale of a subsidiary	-	13

Net cash used in investing activities	-	13

Cash flows from financing activities

Issuance of shares	-	49
Short term loan received	-	50

Net cash provided by financing activities	-	99

Increase (decrease) in cash and cash equivalents and restricted cash	(74)	59

Cash and cash equivalents and restricted cash at the beginning of the period	148	89

Cash and cash equivalents and restricted cash at the end of the period	$74	$148

Viewbix Inc.

Condensed Consolidated Statements of Cash Flows

U.S. dollars in thousands (except share and per share data)

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

As of December 31 2021

Modification of parent company payable into a loan (see note 4)	2,116

As of February 12, 2020

Current assets excluding cash and cash equivalents	6
Current liabilities	(1)
Gain from sale of a subsidiary	8

Cash received from the sale of a subsidiary	13

The accompanying notes are an integral part of these consolidated financial statements.

Viewbix Inc.

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

NOTE 1. GENEREL

A.	Organizational Background

Viewbix Inc. (formerly known as Virtual Crypto Technologies, Inc.) (the “Company”) was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International, Inc. (“Zaxis”). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International, Inc. and the Company was reincorporated in Delaware under the name of Zaxis International, Inc. In 2015 the Company changes its name to Emerald Medical Applications Corp.

On January 17, 2018, the Company formed a new wholly-owned subsidiary under the laws of the State of Israel, Virtual Crypto Technologies Ltd. (“VCT Israel”), to develop and market software and hardware products facilitating and supporting the purchase and/or sale of cryptocurrencies. Effective as of March 7, 2018, the Company’s name was changed from Emerald Medical Applications Corp. to Virtual Crypto Technologies, Inc. to reflect its new operations and business focus.

VCT Israel ceased its business operation prior to consummation of the Recapitalization Transaction. On January 27, 2020, VCT Israel was sold to a third party for NIS 50,000 ($14,459).

On February 7, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement” or the “Recapitalization Transaction”) with Gix Internet Ltd., an company organized under the laws of the State of Israel (“Gix”), pursuant to which, Gix assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd., a company organized under the laws of the State of Israel (“Viewbix Israel”), to the Company in exchange for shares of restricted common stock of the Company, which resulted in Viewbix Israel becoming a subsidiary of the Company. In connection with the Share Exchange Agreement, effective as of August 7, 2019, the Company’s name was changed from Virtual Crypto Technologies, Inc. to Viewbix Inc.

On January 1, 2020, the Company announced certain cost reduction measures due the fact the Company not achieved certain revenues goals.

On December 5, 2021, the Company entered into a certain Agreement and Plan of Merger (the “Merger Agreement” or the “Gix Merger”) with Gix Media Ltd., an Israeli company and the majority-owned subsidiary of Gix (“Gix Media”) and Vmedia Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, following the Gix Merger and upon satisfaction of the closing conditions listed in the Merger Agreement, Merger Sub will merge with and into Gix Media, with Gix Media being the surviving entity and wholly-owned subsidiary of the Company. As of the reporting date, the closing conditions of the Merger Agreement have not been fulfilled yet the Gix Merger has not been consummated.

The Company and its subsidiaries are collectively referred to as the “Company”. The Company has developed an interactive video platform based on Software as a Service (“SaaS”) business model with interactive elements, and the ability to collect and analyze information about each interactive action performed during the viewing of the video clip. The interactive elements and information gathered, allowing the advertiser to analyze user viewing habits and optimize real-time throughout the campaign while increasing the effectiveness of online and live video advertising.

Viewbix Inc.

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

NOTE. 1	GENERAL (Cont.):

B.	Emerald Medical Applications Ltd.

Emerald Medical Applications Ltd., the Company’s wholly-owned subsidiary (“Emerald Israel”) was engaged in the business of developing DermaCompare technology and the development, sale and service of imaging solutions utilizing its DermaCompare software for use in derma imaging and analytics for the detection of skin cancer. On January 29, 2018, the Company ceased the DermaCompare operations of its former subsidiary.

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

D.	Merger with Gix Media Ltd.

On December 5, 2021, the Company entered into the Merger Agreement with Gix Media and Merger Sub, pursuant to which, following the Gix Merger, and upon satisfaction of additional closing conditions, Merger Sub will merge with and into Gix Media, with Gix Media being the surviving entity and wholly-owned subsidiary of the Company. As of the reporting date, the closing conditions of the Merger Agreement have not been fulfilled yet and the Gix Merger has not been consummated (see Note 15).

Viewbix Inc.

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

NOTE. 1	GENERAL (Cont.)

E.	Going Concern

The Company has incurred $386 in net loss for the year ended December 31, 2021 and 443 in net loss for the year ended December 31,2020, has $2,280 stockholders’ deficit as of December 31, 2021 and $2,078 in total stockholders’ deficit as of December 31, 2020 and $74 in negative cash flows from operations for the year ended December 31, 2021 and 53 in negative cash flows from operations for the year ended December 31, 2020. Since January 2020, the Company has significantly reduced its operations and expenses of Viewbix Israel. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

Cash and cash equivalents

The Company considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents.

Fair value of financial instruments

The carrying values of Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, other current assets, trade payables, other accounts payable and financing provided by the Parent Company approximate their fair value due to the short-term maturity of these instruments.

Viewbix Inc.

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

Research and development expenses:

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

Viewbix Inc.

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Contingencies:

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. ASU 2019-12, “Simplifying the Accounting for Income Taxes”. This ASU amends Accounting Standards Codification (“ASC”) 740 by removing certain exceptions to the general principles, clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company adopted this standard in the first quarter of 2021. The adoption of this ASU did not impact our financial statements or the related disclosures.

Recently issued accounting pronouncements

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss model guidance with a new method that reflects expected credit losses. Under this guidance, an entity would recognize an allowance for credit losses equal to its estimate of expected credit losses on financial assets measured at amortized cost. In November 2019, the FASB extended the effective date of ASU 2016-13 for smaller reporting companies. As a result, ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, with early adoption permitted. The standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Convertible instruments

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in Accounting Standards Codification (“ASC”) 470-20, “Debt—Debt with Conversion and Other Options,” (“ASC 470-20”) for convertible instruments. Under ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, “Derivatives and Hedging,” or that do not result in substantial premiums accounted for as paid-in capital. For smaller reporting companies, ASU 2020-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of this update on the Company’s consolidated financial statements.

Viewbix Inc.

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Business Combination

On October 28, 2021, the FASB issued ASU 2021-08, which amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. According to the FASB, this Update is intended “to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following:

●	Recognition of an acquired contract liability
●	Payment terms and their effect on subsequent revenue recognized by the acquirer.

ASU 2021-08 06 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently assessing the impact of this update on the Company’s consolidated financial statements.

Warrants

In May 2021, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). The guidance is effective for the Company on January 1, 2022. The Company is currently evaluating the impact of adopting this standard

Note 3.	OTHER ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Composition:

	As of December 30	As of December 31
	2021	2020

Other payables and deferred revenues	$47	$47
Accrued liabilities	195	130
	$242	$177

Viewbix Inc.

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 4.	RELATED PARTY TRANSACTIONS.

Balances:

	December 31,	December 31,
	2021	2020

Gix – Company Payable	$2,116	$2,054

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

The Company entered into an agreement with Gix, its parent company, pursuant to which, effective as of December 31, 2021, the parent company payable was modified into a loan, which may be increased from time to time, upon the written mutual consent of the Company and Gix (the “Gix Loan”) .The Gix Loan bears interest at a rate equivalent to the minimal interest rate recognized and attributed by the Israel Tax Authority and will be repaid, together with the accrued interest, in one payment until December 31, 2022, unless extended upon mutual consent of the Company and Gix Internet.

The Company accounted for the modification as an extinguishment of the parent company payable and the issuance of a new debt. The loan was recorded at its fair value of $2,115,853 as of the modification date, with the difference of $184,103 between the fair value of the loan and the carrying value of the payable to the Parent Company recorded in the Company’s Consolidated Statement of Changes in Stockholders’ Deficit as a deemed contribution to the Company by the Parent Company, with a corresponding discount on the loan, to be amortized as finance expense in the Company’s Consolidated Statements of Comprehensive Loss over the term of the loan.

Viewbix Inc.

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 5.	SHORT TERM LOAN AND ISSUES OF SHARES

On December 18, 2020, the company entered into a Loan Agreement (the “Loan”) and Stock Subscription Agreement with certain Investors as described in note 1c, pursuant to which the Investors lent an aggregate amount of $69,000 (the “Principal Amount”). In accordance with the terms of the Loan, the company prepaid the interest on the Principal Amount of 8% compounded annually to the Investors as an issuance of 552,000 shares of Common Stock, at a price per share of $0.01. Under the Stock Subscription Agreement, the Investors transferred an amount of $30,587 to the company as consideration for the issued shares.

The Company allocated the total proceeds in respect of the shares issued and the Loan extended based on theirrelative fair values. As a result of the allocation, a discount of $19 was recorded on the loan. The discount is amortized over the term of the loan as finance expense.

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

Viewbix Inc.

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 6. STOCKHOLDERS’ DEFICIT.

Ordinary Shares:

Ordinary shares confer the right to: (i) participate in the general meetings, to one vote per share for any purpose, to an equal part, on share basis, (ii) in distribution of dividends and (iii) to equally participate, on share basis, in distribution of excess of assets and funds from the Company and they shall not confer other privileges unless stated hereunder or in the Companies Law otherwise. Some investors have standard anti-dilutive rights, registration rights, and information and representation rights.

On December 18, 2020, the company entered into a Stock Subscription Agreement (the “Subscription”) with certain investors (the “Investors”) in connection with the sale and issuance of an aggregate of 3,000,000 shares of Common Stock, at a purchase price of $0.01 per share, and for an aggregate purchase price of $30,000. In accordance with the terms of the Loan, the company repaid the interest on the Principal Amount 8% compounded annually to the Investors in the form of an issuance of an aggregate of 552,000 shares of Common Stock, at a price per share of $0.01. The shares of Common Stock were issued to the Investors pursuant to Regulation S of the Securities Act of 1933, as amended. For more details, please see note 1c.

Warrants

The following table summarizes information of outstanding warrants as of December 31, 2021:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	3,649,318	July 2029	0.48	3,649,318
Class K Warrants	3,649,318	July 2029	0.80	3,649,318

Additionally, in connection with the Share Exchange Agreement, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Gix an additional 1,642,193 shares of restricted common stock of the Company. All of the Company’s warrants meet the US GAAP criteria for equity classification. During 2020, 50,000 class H warrants , 38,095 class I warrants and 142,857 Class G warrants expired.

Viewbix Inc.

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 7. REVENUES.

	Year ended December 31,
	2021	2020
Individual Subscriptions	10	13
Enterprise Subscriptions	31	83
	41	96

Note 8. RESEARCH AND DEVELOPMENT EXPENSES.

	Year ended December 31,
	2021	2020

Salaries and related expense	-	55
Subcontractors	64	53
	64	108

Note 9. SALES AND MARKTING EXPENSES.

	Year ended December 31,
	2021	2020

Salaries and related expense	-	7
Others	2	1
	2	8

Note 10. GENERAL AND ADMINISTRATIVE EXPENSES.

	Year ended December 31,
	2021	2020

Wages, salaries and related expenses	140	214
Professional fees	150	176
Depreciation	-	5
Other	14	42
	304	437

Viewbix Inc.

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 11. FINANCIAL EXPENSES (INCOME), NET.

	Year ended December 31,
	2021	2020

Bank fees	3	1
Exchange rate differences	(1)	(14)
Interest expenses	28	-
	30	(13)

Note 12. INCOME TAXES.

The Company is subject to income taxes under the Israeli and U.S. tax laws

Tax rates applicable to the income of the Company:

Viewbix Inc. is taxed according to U.S. tax laws. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.Viewbix Israel and Israeli subsidiaries are taxed according to Israeli tax laws. The Israeli corporate tax rate is 23% in the years 2021, 2020 and onwards.

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of December 31	As of December 31
	2021	2020

Deferred R&D expenses	$167	$114
Operating loss carryforward	33,055	32,256
Differences between tax basis and carrying values of loans (see notes 4 and 5)	$(184)	$(18)
	$33,038	$32,352

Net deferred tax asset before valuation allowance	$7,230	$7,072
Valuation allowance	(7,230)	(7,072)
Net deferred tax asset	$-	$-

Viewbix Inc.

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

Note 12. INCOME TAXES. (Cont.)

As of December 31, 2021, the Company has provided valuation allowances of $3,909 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

Available carryforward tax losses:

As of December 31, 2021, Viewbix Israel incurred operating losses in Israel of approximately $14,624 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2021 the Company generated net operating losses in the U.S. of approximately $18,615 Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Loss from continuing operations, before taxes on income, consists of the following:

	For the year ended December 31
	2021	2020

USA	$164	$65
Israel	220	376
	$384	$441

NOTE 13. LOSS PER SHARE-BASIC AND DILUTED

Composition:

	For the year ended December 31
	2021	2020
Net loss attributable to ordinary stockholders	386	443

Weighted-average ordinary shares	34,753,669	31,201,669

Loss per share-basic and diluted	0.011	0.014

Viewbix Inc.

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

NOTE 14. COVID-19 PANDEMIC IMPLICATIONS..

The COVID-19 pandemic which originated in China in late 2019, has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States, Israel and international capital markets. The COVID-19 pandemic has caused an economic recession, high unemployment rates and other disruptions, both in the United States, Israel and the rest of the world. The Company is actively monitoring the pandemic and is taking any necessary measures to respond to the situation in cooperation with the various stakeholders. Due to the uncertainty surrounding the COVID-19 pandemic, the Company will continue to assess the situation, including government-imposed restrictions, market by market. The COVID-19 pandemic has not yet currently adversely affected our business, however, it is not possible at this time to estimate the full impact that the COVID-19 pandemic, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by the Company in response to such spread, could have on the Company’s business, results of operations and financial condition.

NOTE 15. SUBSEQUENT EVENTS.

Loan Agreement

In January 2022, the Investors under the Loan Agreement expressed their intention to convert the Principal Amount to the Company’s shares of Common Stock, and accordingly, the Company agreed to extend the repayment date (see note 5).

Gix Merger

On December 5, 2021, the Company entered into the Merger Agreement with Gix Media and Merger Sub, pursuant to which, following the Gix Merger, and upon satisfaction of additional closing conditions, Merger Sub will merge with and into Gix Media, with Gix Media being the surviving entity and wholly-owned subsidiary of the Company. As of the reporting date, the closing conditions of the Merger Agreement have not been fulfilled yet.

Subject to the terms and conditions of the Merger Agreement, at the Merger Effective Date (as defined in the Merger Agreement) all outstanding ordinary shares of Gix Media, having no par value (the “Gix Media Shares”) will be converted into shares of Common Stock, such that immediately following the Gix Merger, holders of Gix Media Shares will hold 90% of the Company’s capital stock on a fully diluted basis. The Merger Agreement contains customary representations, warranties and covenants made by each of the Company, Gix Media and Merger Sub.

On December 21, 2021, the shareholders of each of Gix Media and Merger Sub approved the Merger Agreement. Consummation of the Gix Merger is subject to certain additional closing conditions, including, among other things, (i) the Company filing an amendment to its certificate of incorporation to change the Company’s name to “Gix Media, Inc.”, (ii) obtaining approval from certain third parties, including the approval of Bank Leumi due to certain liens registered in its favor against ordinary shares of Gix Media; (iii) conversion of the Company’s outstanding convertible instruments into restricted shares of Common Stock and (iv) obtaining a tax pre-ruling from the Israeli Tax Authority relating to the Agreement.

Viewbix Inc.

Notes to Consolidated Financial Statements

U.S. dollars in thousands (except share and per share data)

NOTE 15. SUBSEQUENT EVENTS. (Cont.)

Reverse Stock Split

In connection with the Gix Merger, on February 13, 2022, the requisite majority of the Company’s stockholders approved certain amendments to the Company’s certificate of incorporation, including, but not limited to (i) a name change from “Viewbix Inc.” to “Gix Media, Inc.”, (ii) a reverse stock split of the Company’s common Stock at a ratio of 1-for-28 (the “Planned Reverse Split”), (iii) a staggered board structure, and (iv) certain other provisions therein. Pursuant to the Planned Reverse Stock Split, each twenty-eight (28) shares of the Company’s common stock will be automatically converted, without any further action by the stockholders, into one share of the Company’s common stock. No fractional shares will be issued as the result of the reverse stock split. Instead, each stockholder will be entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the reverse stock split.

The Company intends to effect the foregoing amended and restated certificate of incorporation upon the closing of the Gix Merger, thus, as of the reporting date the Planned Reverse Stock Split has not been effected.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, due to the material weakness discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2021.

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

Management evaluated the design and operating effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on this evaluation, management concluded that our internal control over financial reporting as of December 31, 2021 was not effective due to the material weakness described below.

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2021 and December 31, 2020, we have identified a material weakness in our internal control over financial reporting. The material weakness was identified in the period-end financial reporting process, and is associated with our history as a private company and a material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Amihay Hadad	44	Director, Chief Executive Officer and Chief Financial Officer
Alon Dayan	44	Director

Amihay Hadad has served as our chief executive officer since February 20, 2020, chief financial officer since July 25, 2019, and was appointed as a member of our board of directors on January 1, 2020. From 2011 until 2018, Mr. Hadad served as the chief financial officer of Yedioth Internet. As of January 30, 2020, Mr. Hadad serves as the chief executive officer of Gix Internet, a controlling stockholder of the Company, in addition to his existing role as Gix Internet’s chief financial officer. Mr. Hadad holds both a B.A. and an MBA from the College of Management Academic Studies in Rishon LeZion, Israel, and an M.A. in law from Bar-Ilan University, Israel. Mr. Hadad is also a certified public accountant in Israel.

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

The following table sets out the compensation paid for the fiscal years ended December 31, 2021 and 2020 as applicable, to the following Named Executive Officer:

●	Mr. Amihay Hadad, our current Chief Executive Officer and Chief Financial Officer.

The table is in U.S. dollars Name and principal position	Year	Salary		Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Mr. Amihay Hadad	2021	83,326		-	-	-	-	83,326
Current Chief Executive Officer, Chief Financial Officer	2020	47,072	(1)	-	-	-	-	47,072

(1)	Mr. Amihay Hadad’s salary for the fiscal year-ended December 31, 2020 was paid beginning April 2020 and onwards.

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

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2021.

Option Grants

During the year ended December 31, 2021, the board of directors did not authorize the issuance of stock options to executive officers and directors to purchase shares of Common Stock.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2021 by our executive officers.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to named executive officers in the last completed fiscal year under any LTIP.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2021 and 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below provides information regarding the beneficial ownership of our Common Stock as of December 31, 2021, of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and officers as a group, and (iv) each person or entity known to us who owns more than 5% of our common stock.

The percentage of Common Stock beneficially owned is based on 34,753,669 shares of Common Stock outstanding as of December 31, 2021. The number and percentage of shares of Common Stock beneficially owned by a person or entity also include shares of Common Stock issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days of December 31, 2021. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Gix Internet Ltd.	Common Stock	27,579,721	(2)	79.36%
L.I.A. Pure Capital Ltd.	Common Stock	1,831,427	(3)	5.27%

Executive Officers and Directors
Amihay Hadad	Common Stock	-		-
Alon Dayan	Common Stock	50,000		*
Directors and officers as a group (2 individuals)		50,000		*

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners named in the table have, to our knowledge, direct ownership of and sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

(2)	Includes (i) 20,281,085 of shares of Common Stock, (ii) warrants to purchase up to 3,649,318 shares of restricted Common Stock with an exercise price of $0.48 per share, and (iii) warrants to purchase up to 3,649,318 shares of restricted Common Stock with an exercise price of $0.8 per share, which are currently exercisable or will become exercisable within 60 days of December 31, 2021.

(3)	The number of shares shown as beneficially owned by this stockholder is based on its Schedule 13G filed on February 14, 2022.

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

On February 13, 2022, the Company entered into a loan agreement with Gix Internet, its Parent Company. Pursuant to the loan agreement, the Parent Company payables in the amount of $2,299,938 were modified to a loan (the “Gix Loan”). The loan agreement also allows the Gix Loan to be increased from time to time, upon the written mutual consent of the Company and Gix Internet. The Gix Loan bears interest, commencing on December 31, 2021, at a rate equivalent to the minimal interest rate recognized and attributed by the Israel Tax Authority, as such may be adjusted from time to time, and shall be repaid, together with the accrued interest, in one payment until December 31, 2022, unless extended upon mutual consent of the Company and Gix Internet.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed Brightman Almagor Zohar & Co. as independent public accountant for the fiscal years ended December 31, 2021.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by (a) Brightman Almagor Zohar & Co. for the audit of the Registrant’s annual financial statements for the years ended December 31, 2021 and December 31, 2020 and (b) the aggregate fees billed in each of the last two fiscal years as pertaining to, among others, tax compliance, tax advice and tax planning conferred to the Registrant.

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Audit fees (1)	50,000	50,000
Tax -related fees (2)	-	2,948

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Tax fees consist of, among other items, preparation of federal and state tax returns, review of quarterly estimated tax payments, Israeli tax rulings, consultation concerning tax compliance issues, and services rendered for purposes of a tax ruling filed with government agencies and institutions in connection with the Recapitalization Transaction.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No. Description

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s registration statement on Form S-1 filed with the SEC on August 5, 2015)
3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019)
3.3	Bylaws (incorporated by reference to the Registrant’s registration statement on Form S-1 filed with the SEC on August 5, 2015)
4.1	Description of Registrant’s Securities (incorporated by reference to the Registrant’s annual report on Form 10-K filed for the fiscal year ended December 31, 2019 with the SEC on March 20, 2020)
4.2	Form of Warrant by and between the Company and Gix Media Ltd., dated July 25, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019)
10.1	2017 Employee Incentive Plan (incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 17, 2018)
10.2	Form of Stock Subscription Agreement between the Company and the investors set forth therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2020)
10.3	Form of Loan Agreement between the Company and the investors set forth therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 21, 2020)
10.4	Agreement and Plan of Merger, dated December 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2021)
21.1*	Subsidiaries of the Registrant
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

VIEWBIX INC.

Date: March 17, 2022	By:	/s/ Amihay Hadad
Amihay Hadad
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 17th day of March 2022 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ Amihay Hadad	Chief Executive Officer
Amihay Hadad	(Principal Executive Officer)

/s/ Amihay Hadad	Chief Financial Officer and Director
Amihay Hadad	(Principal Financial and Accounting Officer)

/s/ Amihay Hadad	Director
Amihay Hadad

/s/ Alon Dayan	Director
Alon Dayan

