Form 10-Q
period 2022-03-31
Viewbix Inc.
filed 2022-05-16
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

On March 31, 2022, the Registrant had 34,753,669 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2022

VIEWBIX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of March 31	As of December 31
	Note	2022	2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents		57	74
Trade receivables		9	8
Other accounts receivable		21	30
Prepaid expenses		28	44

Total current assets		115	156

Total assets		115	156

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of March 31	As of December 31
	Note	2022	2021

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables		16	9
Other accounts payables and accrued liabilities	3	239	242
Parent company loan	4	2,240	2,116
Short term loan	5	69	69

Total current liabilities		2,564	2,436

Commitments and contingencies

STOCKHOLDERS’ DEFICIT	6

Share Capital
Ordinary shares of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 34,753,669 shares as of March 31, 2022; and December 31, 2021		3	3
Additional paid-in capital		13,257	13,257
Accumulated deficit		(15,709)	(15,540)

Total stockholders’ deficit		(2,449)	(2,280)

Total liabilities and stockholders’ deficit		115	156

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

U.S. dollars in thousands (except share data)

		For the three months ended March 31
	Note	2022	2021

Revenues		1	8
Cost of revenues		-	-

Gross profit		1	8

Operating expenses:
Research and development		14	16
Selling and marketing		-	2
General and administrative		68	63
Other expenses		13	-

Operating loss		94	73

Financial expenses, net	7	(75)	(7)

Loss before tax		169	80

Taxes on income	8	-	-

Net loss		169	80

Loss per share - basic and diluted	9	0.005	0.002

Weighted average number of ordinary shares outstanding used in the computations of loss per share (in thousands)		34,753,669	34,753,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)

U.S. dollars in thousands (except share data)

	Ordinary shares		Additional paid-in	Accumulated	Total stockholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2022	34,753,669	3	13,257	(15,540)	(2,280)

Net loss for the period	-	-	-	(169)	(169)
Balance as of March 31, 2022	34,753,669	3	13,257	(15,709)	(2,449)

	Ordinary shares		Additional paid-in	Accumulated	Total stockholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2021	34,753,669	3	13,073	(15,154)	(2,078)

Net loss for the period	-	-	-	(80)	(80)
Balance as of March 31, 2021	34,753,669	3	13,073	(15,234)	(2,158)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the three months ended March 31
	2022	2021
Cash flows from operating activities

Net loss for the period	(169)	(80)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Finance expense	69	4
Changes in current assets and liabilities:
Increase in trade receivables	(1)	(6)
Decrease prepaid expenses	16	16
Decrease in other receivables	9	6
Increase (decrease) in trade payables	7	(4)
Decrease in other accounts payables and accrued liabilities	(3)	-
Increase in loan from parent company	55	50

Net cash used in operating activities	(17)	(14)

Cash flows from investing activities

Net cash provided by Investing activities	-	-

Decrease in cash and cash equivalents	(17)	(14)

Cash and cash equivalents at the beginning of the year	74	148

Cash and cash equivalents and restricted cash at the end of the year	57	134

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

On December 5, 2021, the Company entered into a certain Agreement and Plan of Merger (the “Merger Agreement” or the “Gix Merger”) with Gix Media Ltd., an Israeli company and the majority-owned subsidiary of Gix (“Gix Media”) and Vmedia Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub”) (see also note 1.D).

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

On December 5, 2021, the Company entered into the Merger Agreement with Gix Media and Merger Sub, pursuant to which, following the Gix Merger, and upon satisfaction of additional closing conditions, Merger Sub will merge with and into Gix Media, with Gix Media being the surviving entity and wholly-owned subsidiary of the Company. As of the March 31, 2022 (“Reporting Date”), the closing conditions of the Merger Agreement have not been fulfilled yet (see note 11).

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE. 1	GENERAL (Cont.):

E.	Going Concern

The Company has incurred $169 in net loss for the three months ended March 31, 2022 and $80 in net loss for the three months ended March 31, 2021. The Company has $2,449 stockholders’ deficit as of March 31, 2022 and $2,158 in stockholders’ deficit as of March 31, 2021 and $17 in negative cash flows from operations for the three months ended March 31, 2022 and $14 in negative cash flows from operations for the three months ended March 31, 2021. Since January 2020, the Company has significantly reduced its operations and expenses of Viewbix Israel. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

Unaudited Interim Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2021 (the “2021 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

As of March 31, 2022, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2021 Annual Report.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 3:	OTHER ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Composition:

	As of March 31	As of December 31
	2022	2021

Other payables	47	47
Accrued liabilities	192	195
	239	242

NOTE 4:	PARENT COMPANY LOAN

Balances:

	As of March 31	As of December 31
	2022	2021

Gix – Company Loan	$2,240	$2,116

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

No amounts were paid by the Company to Gix during 2020 to the Reporting Date.

The Company entered into an agreement with Gix, its parent company, pursuant to which, effective as of December 31, 2021, the parent company payable was modified into a loan, which may be increased from time to time, upon the written mutual consent of the Company and Gix (the “Gix Loan”).

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 4:	PARENT COMPANY LOAN (Cont.):

The Gix Loan bears interest at a rate (see also note 7) equivalent to the minimal interest rate recognized and attributed by the Israel Tax Authority and will be repaid, together with the accrued interest, in one payment until December 31, 2022, unless extended upon mutual consent of the Company and Gix Internet.

The Company accounted for the modification as an extinguishment of the parent company payable and the issuance of a new debt. At the Reporting Date, the loan was recorded at its fair value of $2,172. At the December 31, 2021 at a fair value of $2,116 as of the modification date, with the difference of $184 between the fair value of the loan and the carrying value of the payable to the Parent Company recorded in the Company’s Consolidated Statement of Changes in Stockholders’ Deficit , as of the signing of the Gix Loan, as a deemed contribution to the Company by the Parent Company, with a corresponding discount on the loan, to be amortized as finance expense in the Company’s Consolidated Statements of Comprehensive Loss over the term of the loan.

NOTE 5:	SHORT TERM LOAN

On December 18, 2020, the company entered into a Loan Agreement (the “Loan”) and Stock Subscription Agreement with certain Investors as described in note 1c, pursuant to which the Investors lent an aggregate amount of $69 (the “Principal Amount”). In accordance with the terms of the Loan, the company prepaid the interest on the Principal Amount of 8% compounded annually to the Investors as an issuance of 552,000 shares of Common Stock, at a price per share of $0.01. Under the Stock Subscription Agreement, the Investors transferred an amount of $31 to the company as consideration for the issued shares. In January 2022, the Investors under the Loan Agreement expressed their intention to convert the Principal Amount to the Company’s shares of Common Stock, and accordingly, the Company agreed to extend the repayment date.

The Company allocated the total proceeds in respect of the shares issued and the Loan was extended based on their_relative fair values. As a result of the allocation, a discount of $19 was recorded on the loan. The discount is amortized over the term of the loan as finance expense.

The allocation of the proceeds to the fair value distribution of the liability and equity components on the transactions date was as follows:

Instrument	Fair Value	% of total fair	Allocated amount
Loan	55,200	49.45	49,246
Shares	54,000	50.55	50,340
Total	109,200	100	99,586

The composition of short term loan balance as of the transaction is as follows:

Principal amount	69
Discount on Short term loan	(19)
Short term loan, Net	50

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6:	STOCKHOLDERS’ DEFICIT

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

Additionally, in connection with the Share Exchange Agreement, upon the earlier of: (a) the launch of a live video product to an American consumer in the United States by Viewbix Israel, or (b) the launch of an interactive television product to an American consumer in the United States by Viewbix Israel, the Company will issue to Gix an additional 1,642,193 shares of restricted common stock of the Company. All of the Company’s warrants meet the US GAAP criteria for equity classification. During 2020, 50,000 class H warrants, 38,095 class I warrants and 142,857 Class G warrants expired.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 7:	FINANCIAL EXPENSES, NET

Composition:

	For the three months ended March 31
	2022	2021
	Unaudited
Exchange rate differences	6	(1)
Interests on loans	69	4
Other	-	4
	75	7

NOTE 8:	TAXES ON INCOME

The Company is subject to income taxes under the Israeli and U.S. tax laws

Tax rates applicable to the income of the Company:

Viewbix Inc. is taxed according to U.S. tax laws. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.Viewbix Israel and Israeli subsidiaries are taxed according to Israeli tax laws. The Israeli corporate tax rate is 23% in the years 2022, 2021, 2020 and onwards.

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of March 31	As of December 31
	2022	2021

Deferred R&D expenses	$164	$167
Operating loss carryforward	32,968	33,055
Differences between tax basis and carrying values of loans (see note 4)	$(184)	$(184)
	$32,948	$33,038

Net deferred tax asset before valuation allowance	$7,208	$7,230
Valuation allowance	(7,208)	(7,230)
Net deferred tax asset	$-	$-

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 8:	TAXES ON INCOME (Cont.)

As of March 31, 2022, the Company has provided valuation allowances of $7,208 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

Available carryforward tax losses:

As of March 31, 2022, Viewbix Israel incurred operating losses in Israel of approximately $14,263 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of March 31, 2022 the Company generated net operating losses in the U.S. of approximately $18,705 Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Loss from continuing operations, before taxes on income, consists of the following:

	For the three months
	ended March 31
	2021	2022

USA	$93	$27
Israel	76	53
	$169	$80

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 9:	LOSS PER SHARE-BASIC AND DILUTED

Composition:

	For the three months ended March 31
	2022	2021
	Unaudited

Basic and diluted:

Net loss attributable to ordinary stockholders	169	80

Weighted-average ordinary shares	34,753,669	34,753,669

Loss per share-basic and diluted	0.005	0.002

NOTE 10:	COVID-19 PANDEMIC IMPLICATIONS

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

NOTE 11:	SUBSEQUENT EVENTS

Gix Merger

On December 5, 2021, the Company entered into the Merger Agreement with Gix Media and Merger Sub, pursuant to which, following the Gix Merger, and upon satisfaction of additional closing conditions, Merger Sub will merge with and into Gix Media, with Gix Media being the surviving entity and wholly-owned subsidiary of the Company. As of the March 31, 2022 (“Reporting Date”), the closing conditions of the Merger Agreement have not been fulfilled yet.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of March 31, 2022 and 2021, and the related statements of comprehensive loss, statement of changes in stockholders’ equity (deficit) and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with which may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described in this Quarterly Report on Form 10-Q, and those contained in section captioned “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022 (the “Annual Report”). The Company’s actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview and background

Viewbix Inc. (f/k/a Virtual Crypto Technologies, Inc., f/k/a Emerald Medical Applications Corp.) (the “Registrant” or the “Company”) is an interactive video technology and data platform that provides its clients with deep insights into their video marketing performance as well as the effectiveness of its messaging.

Recent Developments

Merger with Gix Media Ltd.

On December 5, 2021, the Company entered into a certain Agreement and Plan of Merger (the “Merger Agreement”) with Gix Media Ltd., an Israeli company and the majority-owned subsidiary of Gix Internet Ltd. (“Parent Company”), in the field of MarTech (Marketing Technology) solutions, primarily search and content monetization (“Gix Media”) and Vmedia Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, following the Merger (as defined herein), and upon satisfaction of additional closing conditions, Merger Sub will merge with and into Gix Media, with Gix Media being the surviving entity and wholly-owned subsidiary of the Company (the “Gix Merger”).

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

Results of Operations

Results of Operations During the Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

Our revenues were $1 thousand for the three months ended March 31, 2022, compared to $8 thousand during the three months ended March 31, 2021. The reason for the decrease during the three months ended March 31, 2022 is due to the Company’s cost-reduction measures that were initially implemented beginning on January 1, 2021.

Our research and development expenses were $14 thousand for the three months ended March 31, 2022, which is a slight decrease as compared to $16 thousand during the three months ended March 31, 2021.

Our selling and marketing expenses were $0 thousand for the three months ended March 31, 2022, which is a slight decrease as compared to $2 thousand during the three months ended March 31, 2021.

Our general and administrative expenses were $68 thousand for the three months ended March 31, 2022, slight increase as compared to the $63 thousand for the three months ended March 31, 2021.

Our other expenses were $13 thousand for the three months ended March 31, 2022, compared to $0 thousand during the three months ended March 31, 2021. Our other expenses are due to expenses in connection with the Merger Agreement.

Our net financial expenses were $75 thousand for the three months ended March 31, 2022, compared to net financial income of $7 thousand during the three months ended March 31, 2021. The reason for the increase during the three months ended March 31, 2022 is due to certain financial expenses in connection with the loan to the Parent Company, which was signed during the quarter ended December 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had current assets of $115 thousand consisting of $57 thousand in cash and cash equivalents, $9 thousand in trade receivables, $21 thousand in other accounts receivables and $28 thousand in prepaid expenses.

As of March 31, 2022, we had $2,564 thousand in current liabilities consisting of $16 in trade payables, $239 in other accounts payable and accrued liabilities, $69 in short term loans and a loan to the Parent Company in the amount of $2,240.

As of December 31, 2021, we had current assets of $156 thousand consisting of $74 thousand in cash and cash equivalents, $8 thousand in trade receivables, $30 thousand in other accounts receivables and $44 thousand in prepaid expenses. As of December 31, 2021, we had $2,436 thousand in current liabilities consisting of $9 in trade payables, $242 in other accounts payable and accrued liabilities, $69 in short term loans, and a loan to the Parent Company in the amount of $2,116.

We had a negative working capital of $2,449 thousand and $2,280 thousand as of March 31, 2022 and December 31, 2021, respectively.

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

Going Concern

The Company has incurred $169 in net losses for the three months ended March 31, 2022, and $80 in net loss for the three months ended March 31, 2021. The Company has $2,449 stockholders’ deficit as of March 31, 2022 and $2,158 in total stockholders’ deficit as of March 31, 2021. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, the Company’s chief executive officer and chief financial officer, which is currently the same individual, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of March 31, 2022, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations, except as set forth below. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, threatened against or affecting the Company, our common stock, our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 17, 2022.

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

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer and Chief Financial Officer
Date: May 16, 2022		(Principal Executive Officer and Principal Financial Officer)