Form 10-Q
period 2022-06-30
Viewbix Inc.
filed 2022-08-15
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

On June 30, 2022, the Registrant had 34,753,669 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

VIEWBIX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of June 30	As of December 31
	Note	2022	2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents		27	74
Trade receivables		9	8
Other accounts receivable	3	23	30
Prepaid expenses		14	44

Total current assets		73	156

Total assets		73	156

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of June 30	As of December 31
	Note	2022	2021

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables		14	9
Other accounts payables and accrued liabilities	4	224	242
Parent company loan	5	2,383	2,116
Short term loan	6	69	69

Total current liabilities		2,690	2,436

STOCKHOLDERS’ DEFICIT	7

Share Capital
Ordinary shares of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 34,753,669 shares as of June 30, 2022; and December 31, 2021		3	3
Additional paid-in capital		13,257	13,257
Accumulated deficit		(15,877)	(15,540)

Total stockholders’ deficit		(2,617)	(2,280)

Total liabilities and stockholders’ deficit		73	156

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

U.S. dollars in thousands (except share data)

		For the six months ended June 30		For the three months ended June 30
	Note	2022	2021	2022	2021

Revenues		3	25	2	17
Cost of revenues		-	-	-	-

Gross profit		3	25	2	17

Operating expenses:
Research and development		28	28	14	12
Selling and marketing		-	2	-	-
General and administrative		138	142	70	79
Other expenses		32	-	19	-

Operating loss		195	147	101	74

Financial expenses, net	8	142	11	67	4

Loss before tax		337	158	168	78

Taxes on income	9	-	1	-	1

Net loss		337	159	168	79

Loss per share - basic and diluted	10	0.010	0.005	0.005	0.002

Weighted average number of ordinary shares outstanding used in the computations of loss per share		34,753,669	34,753,669	34,753,669	34,753,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)

U.S. dollars in thousands (except share data)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2022	34,753,669	3	13,257	(15,540)	(2,280)
Net loss for the period	-	-	-	(337)	(337)
Balance as of June 30, 2022	34,753,669	3	13,257	(15,877)	(2,617)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of April 1, 2022	34,753,669	3	13,257	(15,709)	(2,449)
Net loss for the period	-	-	-	(168)	(168)
Balance as of June 30, 2022	34,753,669	3	13,257	(15,877)	(2,617)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of January 1, 2021	34,753,669	3	13,073	(15,154)	(2,078)
Net loss for the period	-	-	-	(159)	(159)
Balance as of June 30, 2021	34,753,669	3	13,073	(15,313)	(2,237)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of April 1, 2021	34,753,669	3	13,073	(15,234)	(2,158)
Net loss for the period	-	-	-	(79)	(79)
Balance as of June 30, 2021	34,753,669	3	13,073	(15,313)	(2,237)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	For the six months ended June 30		For the three months ended June 30
	2022	2021	2022	2021
	Unaudited		Unaudited

Cash flows from operating activities
Net loss for the period	(337)	(159)	(168)	(79)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance expenses on loans	139	10	70	6

Changes in assets and liabilities:
Increase in trade receivables	(1)
Decrease (increase) in prepaid expenses	30	6	14	(4)
Decrease (increase) in other accounts receivable	7	4	(2)	(2)
Increase (decrease) in trade payables	5	-	(2)	4
Decrease in other accounts payable and accrued liabilities	(18)	-	(15)	-
Increase in parent company loan	128	117	73	67

Net cash used in operating activities	(47)	(22)	(30)	(8)

Cash flows from investing activities

Net cash provided by Investing activities	-	-	-	-

Cash flows from financing activities

Net cash provided by financing activities	-	-	-	-

Decrease in cash and cash equivalents	(47)	(22)	(30)	(8)

Cash and cash equivalents at the beginning of the period	74	148	57	134

Cash and cash equivalents at the end of the period	27	126	27	126

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 1:	GENERAL

A.	Organizational Background

Viewbix Inc. (formerly known as Virtual Crypto Technologies, Inc.) (the “Company”) was incorporated in the State of Ohio in 1989 under a predecessor name, Zaxis International, Inc. (“Zaxis”). On August 25, 1995, Zaxis merged with a subsidiary of The InFerGene Company, a Delaware corporation, which entity changed its name to Zaxis International, Inc. and the Company was reincorporated in Delaware under the name of Zaxis International, Inc. In 2015 the Company changed its name to Emerald Medical Applications Corp.

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

On February 7, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement” or the “Recapitalization Transaction”) with Gix Internet Ltd., a company organized under the laws of the State of Israel (“Gix”), pursuant to which, Gix assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd., a company organized under the laws of the State of Israel (“Viewbix Israel”), to the Company in exchange for shares of restricted common stock of the Company, which resulted in Viewbix Israel becoming a subsidiary of the Company. In connection with the Share Exchange Agreement, effective as of August 7, 2019, the Company’s name was changed from Virtual Crypto Technologies, Inc. to Viewbix Inc.

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

C.	Stock Subscription Agreement and Loan Agreement

On December 18, 2020, the Company entered into a Stock Subscription Agreement (the “Subscription”) with certain investors (the “Investors”) in connection with the sale and issuance of an aggregate of 3,000,000 shares of Common Stock, at a price per share of $0.01 and for an aggregate purchase price of $30,000. In addition, and on the same date, the Company entered into a Loan Agreement (the “Loan”) with the Investors, pursuant to which the Investors lent an aggregate of $69,000 (the “Principal Amount”). In accordance with the terms of the Loan, the Company repaid the interest on the Principal Amount (8% compounded annually) to the Investors in the form of an issuance of an aggregate of 552,000 shares of Common Stock, at a price per share of $0.01. The shares of Common Stock were issued to the Investors pursuant to Regulation S of the Securities Act of 1933, as amended.

D.	Merger with Gix Media Ltd.

On December 5, 2021, the Company entered into a certain Agreement and Plan of Merger (the “Merger Agreement” or the “Gix Merger”) with Gix Media Ltd., an Israeli company and the majority-owned subsidiary of Gix (“Gix Media”) and Vmedia Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub”). Following the Gix Merger, and upon satisfaction of additional closing conditions, Merger Sub will merge with and into Gix Media, with Gix Media being the surviving entity and wholly-owned subsidiary of the Company. As of June 30, 2022, the closing conditions of the Merger Agreement have not been fulfilled yet (see note 12).

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 1:	GENERAL (Cont.)

E.	Going Concern

The Company has incurred $337 in net loss for the six months ended June 30, 2022 and $159 in net loss for the six months ended June 30, 2021. The Company has $2,617 stockholders’ deficit as of June 30, 2022 and $2,237 in stockholders’ deficit as of June 30, 2021. The Company has a negative cash flow from operating activities of $47 for the six months ended June 30, 2022 and a negative cash flow from operating activities of $22 for the six months ended June 30, 2021. Since January 2020, the Company has significantly reduced its operations and expenses of Viewbix Israel. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

Unaudited Interim Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022 (the “2021 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

As of June 30, 2022, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2021 Annual Report.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 3:	OTHER ACCOUNTS RECEIVABLE

Composition:

	As of June 30	As of December 31
	2022	2021

Government authorities	$23	$30
	23	30

NOTE 4:	OTHER ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

Composition:

	As of June 30	As of December 31
	2022	2021

Other payables	$47	$47
Accrued liabilities	177	195
	$224	$242

NOTE 5:	PARENT COMPANY LOAN

Balances:

	As of June 30	As of December 31
	2022	2021

Parent company loan	$2,383	$2,116

According to an agreement between the parties, the parent company (“Gix”) financed certain expenses with respect to the Company’s ongoing operation (mainly salary expenses and other general and administrative expenses).

No amounts were repaid by the Company to Gix during 2022 and 2021.

The Company entered into an agreement with Gix, pursuant to which, effective as of December 31, 2021 (“Modification Date”), the parent company payable was modified into a loan, which may be increased from time to time, upon the written mutual consent of the Company and Gix (the “Gix Loan”). The Gix Loan bears interest at a rate equivalent to the minimal interest rate recognized and attributed by the Israel Tax Authority and will be repaid, together with the accrued interest, in one payment until December 31, 2022, unless extended upon mutual consent of the Company and Gix.

The Company accounted for the modification as an extinguishment of the parent company payable and the issuance of a new debt. As of the Modification Date, the Gix Loan was recorded at its fair value of $2,116, with the difference of $184 between its fair value and the carrying value of the payable to Gix. This difference was recorded in the Company’s Consolidated Statement of Changes in Stockholders Deficit as a deemed contribution to the Company by the Parent Company, with a corresponding discount on the Gix Loan, to be amortized as finance expense in the Company’s Consolidated Statements of Comprehensive Loss over the term of the Gix Loan.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6:	SHORT TERM LOAN

On December 18, 2020, the Company entered into a Loan Agreement (the “Loan”) and Stock Subscription Agreement with certain Investors as described in note 1C., pursuant to which the Investors lent an aggregate amount of $69 (the “Principal Amount”) to the Company to be repaid in one lump-sum twelve (12) months following the date of the Loan (i.e., December 18, 2021). In addition, in accordance with the terms of the Loan, the Company prepaid the interest on the Principal Amount of 8% compounded annually to the Investors as an issuance of 552,000 shares of Common Stock, at a price per share of $0.01. Under the Stock Subscription Agreement, the Investors transferred an amount of $30 to the Company as consideration for the issued shares.

The Company allocated the total proceeds in respect of the shares issued and the Loan extended based on its relative fair values. As a result of the allocation, a discount of $19 was recorded on the Loan. The discount is amortized over the term of the Loan as finance expense.

The allocation of the proceeds to the fair value distribution of the liability and equity components on the transactions date was as follows:

Instrument	Fair Value	% of Fair Value	Allocated amount
Loan	55	50.55	50
Shares	54	49.45	49
Total	109	100.00	99

The composition of short term loan balance as of the transaction is as follows:

Principal amount	69
Discount on Short term loan	(19)
Short term loan, Net	50

In January 2022, the Investors under the Loan Agreement expressed their intention to convert the Principal Amount to the Company’s shares of Common Stock, and accordingly, the Company agreed to extend the repayment date. As of June 30, 2022, the Company has not repaid the Principal Amount.

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

The following table summarizes information of outstanding warrants as of June 30, 2022:

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

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 8:	FINANCIAL EXPENSES, NET

Composition:

	For the six months ended June 30
	2022	2021
	Unaudited

Bank fees	-	1
Exchange rate differences	3	2
Interest on loans	139	-
Other	-	8
	142	11

	For the three months ended June 30
	2022	2021
	Unaudited

Bank fees	-	1
Exchange rate differences	(3)	6
Interest on loans	70	-
Other	-	(3)
	67	4

NOTE 9:	TAXES ON INCOME

A.	Tax rates applicable to the income of the Company:

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

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9:	TAXES ON INCOME (Cont.)

B.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of June 30	As of December 31
	2022	2021

Deferred R&D expenses	$149	$167
Operating loss carryforward	33,649	33,055
Differences between tax basis and carrying values of loans (see note 5)	$(73)	$(184)
	$33,725	$33,038

Net deferred tax asset before valuation allowance	$7,382	$7,230
Valuation allowance	(7,382)	(7,230)
Net deferred tax asset	$-	$-

As of June 30, 2022, the Company has provided valuation allowances of $7,382 in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

C.	Available carryforward tax losses:

As of June 30, 2022 Viewbix Israel incurred operating losses in Israel of approximately $14,840 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of June 30, 2022 the Company generated net operating losses in the U.S. of approximately $18,809. Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 9:	TAXES ON INCOME (Cont.)

D.	Loss from continuing operations, before taxes on income, consists of the following:

	For the six months ended June 30		For the three months ended June 30
	2022	2021	2022	2021

USA	$195	$42	$102	$15
Israel	142	116	66	63
	$337	$158	$168	$78

NOTE 10:	LOSS PER SHARE-BASIC AND DILUTED

Composition:

	For the six months ended June 30		For the three months ended June 30
	2022	2021	2022	2021
Basic and diluted:
Net loss attributable to ordinary stockholders	337	159	168	79

Weighted-average ordinary shares	34,753,669	34,753,669	34,753,669	34,753,669

Loss per share-basic and diluted	0.010	0.005	0.005	0.002

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 11:	COVID-19 PANDEMIC IMPLICATIONS

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

NOTE 12:	SUBSEQUENT EVENTS

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

On December 21, 2021, the shareholders of each of Gix Media and Merger Sub approved the Merger Agreement. Consummation of the Gix Merger is subject to certain additional closing conditions, including, among other things, (i) the Company filing an amendment to its certificate of incorporation to change the Company’s name to “Gix Media, Inc.”, (ii) obtaining approval from certain third parties, including the approval of Bank Leumi due to certain liens registered in its favor against ordinary shares of Gix Media; (iii) conversion of the Company’s outstanding convertible instruments into restricted shares of Common Stock and (iv) obtaining a tax pre-ruling from the Israeli Tax Authority (the “ITA”) relating to the Agreement.

On June 30, 2022, Gix Media obtained a tax ruling from the ITA, which effectively satisfied the foregoing condition to closing. As of June 30, 2022, the remaining closing conditions of the Merger Agreement have not been fulfilled yet.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 12:	SUBSEQUENT EVENTS (Cont.)

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

The Company intends to effect the foregoing amended and restated certificate of incorporation upon the closing of the Gix Merger, thus, as of June 30,2022, the Planned Reverse Stock Split has not been effected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of June 30, 2022 and 2021, and the related statements of comprehensive loss, statement of changes in stockholders’ equity (deficit) and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

Recent Developments

Appointments of Executive Officers and Director

On June 28, 2022, Mr. Amihay Hadad, the Company’s current chief executive officer, tendered his resignation from his position as chief financial officer, effective June 28, 2022, and concurrent therewith the Company’s board of directors appointed Mr. Shahar Marom to serve as the Company’s new chief financial officer, effective July 1, 2022.

On June 13, 2022, the Company’s board of directors appointed Mr. Yoram Baumann as a director of the Company and as chairman of the board of directors of the Company.

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

Following the Gix Merger, the board of directors of the Company is expected to consist of six (6) directors and will be comprised of three (3) new directors to be appointed by Gix Media, who will join the Company’s three currently-serving directors, Yoram Baumann, Amihay Hadad and Alon Dayan.

On December 21, 2021, the shareholders of each of Gix Media and Merger Sub approved the Merger Agreement. Consummation of the Gix Merger is subject to certain additional closing conditions, including, among other things, (i) the Company filing an amendment to its certificate of incorporation to change the Company’s name to “Gix Media, Inc.”, (ii) obtaining approval from certain third parties, including the approval of Bank Leumi due to certain liens registered in its favor against ordinary shares of Gix Media; (iii) conversion of the Company’s outstanding convertible instruments into restricted shares of Common Stock and (iv) obtaining a tax pre-ruling from the Israeli Tax Authority (the “ITA”) relating to the Agreement.

On June 30, 2022, Gix Media obtained a tax ruling from the ITA, which effectively satisfied the foregoing condition to closing. As of June 30, 2022, the remaining closing conditions of the Merger Agreement have not been fulfilled yet.

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

On May 31, 2022, the Company’s stockholders determined it was not advisable and in the best interest of the Company to effect the name change from “Viewbix Inc.” to “Gix Media, Inc.” and accordingly approved the removal of the name change from the contemplated amended and restated articles of incorporation to be effected in connection with the Gix Merger.

Results of Operations

Results of Operations During the Three Months Ended June 30, 2022 as Compared to the Three Months Ended June 30, 2021

Our revenues were $2 thousand for the three months ended June 30, 2022, compared to $17 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2022 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our research and development expenses were $14 thousand for the three months ended June 30, 2022, representing a slight increase as compared to $12 thousand during the same period in the prior year.

Our general and administrative expenses decreased to $70 thousand for the three months ended June 30, 2022 as compared to $79 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2022 is mainly due to a decrease in our professional costs.

Our other expenses were $19 thousand for the three months ended June 30, 2022, compared to $0 thousand during the three months ended June 30, 2021. Our other expenses are due to expenses in connection with the Gix Merger.

Our net financial expenses were $67 thousand for the three months ended June 30, 2022, compared to $4 thousand during the same period in the prior year. The reason for the increase during the three months ended June 30, 2022, is mainly due to certain financial expenses in connection with a loan from the Parent Company, which was signed during the quarter ended December 31, 2021.

Our tax on income was $0 thousand for the three months ended June 30, 2022, representing a slight decrease as compared to $1 thousand during the same period in the prior year.

Results of Operations During the Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021

Our revenues were $3 thousand for the six months ended June 30, 2022, compared to $25 thousand during the same period in the prior year. The reason for the decrease in the six months ended June 30, 2022 is due to the fact that beginning on January 1, 2020, the Company announced and began implementing certain cost reduction measures.

Our research and development expenses were $28 thousand for the six months ended June 30, 2022 and for the six months ended June 30, 2021.

Our selling and marketing expenses were $0 thousand for the six months ended June 30, 2022, which is a slight decrease as compared to $2 thousand during the same period in the prior year.

Our general and administrative expenses were $138 thousand for the six months ended June 30, 2022, representing a slight decrease as compared to $142 thousand during the same period in the prior year.

Our other expenses were $32 thousand for the six months ended June 30, 2022, compared to $0 thousand during the six months ended June 30, 2021. Our other expenses are due to expenses in connection with the Gix Merger.

Our net financial expenses were $142 thousand for the six months ended June 30, 2022, compared to $11 thousand during the same period in the prior year. The reason for the increase during the six months ended June 30, 2022 is mainly due to certain financial expenses in connection with a loan from the Parent Company, which was signed during the quarter ended December 31, 2021.

Our tax on income was $0 thousand for the six months ended June 30, 2022, representing a slight decrease as compared to $1 thousand during the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2022, we had current assets of $73 thousand consisting of $27 thousand in cash and cash equivalents, $9 thousand in trade receivables, $23 thousand in other accounts receivables and $14 thousand in prepaid expenses.

As of June 30, 2022, we had $2,690 thousand in current liabilities consisting of $14 thousand in trade payables, $224 in other accounts payable and accrued liabilities, $69 Short term loan and $2,383 in the form of a loan from the Parent Company.

As of December 31, 2021, we had current assets of $156 thousand consisting of $74 thousand in cash and cash equivalents, $30 thousand in other accounts receivables, $8 thousand in trade receivables and $44 thousand in prepaid expenses. We had $2,436 thousand in current liabilities, which consisted of $242 in accounts payable and accrued liabilities, $9 in trade payable, $2,116 in the form of a loan from the Parent Company and $69 in short term loan.

We had a negative working capital of $2,617 thousand and $2,280 thousand as of June 30, 2022 and December 31, 2021, respectively.

During the three months ended June 30, 2022, we had negative cash flow from operations of $30 thousand, which was mainly the result of a net loss of $168 thousand, offset by increase in working capital of $138 thousand.

During the six months ended June 30, 2022, we had negative cash flow from operations of $47 thousand, which was mainly the result of a net loss of $337 thousand, offset by increase in working capital of $290 thousand.

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

Going Concern:

The Company has incurred $337 in net losses for the six months ended June 30, 2022, has $2,617 in stockholders’ deficit as of June 30, 2022 and $2,280 in total stockholders’ deficit as of December 31, 2021. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, the Company’s chief executive officer and chief financial officer conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of June 30, 2022, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.INS*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer
Date: August 15, 2022		(Principal Executive Officer)

	By:	/s/ Shahar Marom
	Name:	Shahar Marom
	Title:	Chief Financial Officer
Date: August 15, 2022		(Principal Financial Officer)

-26-