Form 10-Q
period 2022-09-30
Viewbix Inc.
filed 2022-11-21
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-15746

VIEWBIX INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of	(I.R.S. Employer
Incorporation)	Identification No.)

11 Derech Menachem Begin Street, Ramat Gan, Israel	5268104
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +972 9-774-1505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

On November 20, 2022, the Registrant had 14,783,964 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

CONTENTS

Page

Interim Condensed Consolidated Balance Sheets (unaudited)	4 - 5

Interim Condensed Consolidated Statements of Operations (unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	7

Interim Condensed Consolidated Statements of Cash Flows (unaudited)	8 - 9

Notes to the Interim Condensed Consolidated Financial Statements	10 - 38

VIEWBIX INC

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of September 30	As of December 31
	Note	2022	2021

ASSETS

CURRENT ASSETS

Cash and cash equivalents		3,609	5,208
Restricted deposits		223	234
Accounts receivable		16,398	16,415
Loan to parent company	15	7,096	6,384
Other receivables	3	814	1,004

Total current assets		28,140	29,245

NON-CURRENT ASSETS
Severance pay funds		73	83
Deferred taxes	11	62	133
Property and equipment, net	4	317	334
Operating lease right-of-use assets	5	505	569
Intangible assets, net	6	15,762	8,414
Goodwill	6	17,615	12,483

Total non-current assets		34,334	22,016

Total assets		62,474	51,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of September 30	As of December 31
	Note	2022	2021

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term loan	10	1,500	1,500
Loan from parent company	15	2,527	2,116
Accounts payable	8	16,144	16,676
Other payables	9	1,862	1,386
Short-term loans	10	5,000	5,000
Operating lease liabilities - short term	6	93	91

Total current liabilities		27,126	26,769

NON-CURRENT LIABILITIES

Accrued severance pay		176	188
Long-term loan	10	3,225	4,270
Operating lease liabilities - long term	6	433	491
Deferred taxes	11	1,853	1,026

Total non-current liabilities		5,687	5,975

SHAREHOLDERS’ EQUITY	13

Share Capital
Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 14,783,964 shares as of September 30, 2022 and December 31, 2021, respectively (*)		3	3
Additional paid-in capital		27,564	16,074
Accumulated deficit		(4,043)	(2,366)
Equity attributed to the company’s shareholders		23,524	13,711
Non-controlling interests		6,137	4,806
Total equity		29,661	18,517

Total liabilities and shareholders’ equity		62,474	51,261

(*)	Retroactively adjusted to reflect the reverse stock split effected on August 31, 2022 (see note 1.d) for all periods presented and to reflect the equivalent number of shares corresponding to the combined financial information of the Company and Gix Media Ltd. for all periods preceding the Reorganization Transaction (see note 1.b)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share data)

		For the nine months ended September 30		For the three months ended September 30
	Note	2022	2021	2022	2021
Revenues		66,115	23,874	22,778	8,079

Costs and Expenses:
Traffic-acquisition and related costs		56,400	19,582	19,464	6,738
Research and development	14A	2,957	1,530	987	471
Selling and marketing	14B	1,853	584	628	215
General and administrative	14C	1,326	907	450	313
Depreciation and amortization	4,6	2,051	1,289	736	427
Other expenses		121	26	86	26

Operating income (loss)		1,407	(44)	427	(111)

Financial income (expenses), net	14D	(1,374)	91	(301)	121

Income before income taxes		33	47	126	10

Taxes on income	11	(63)	41	(55)	81

Net income (loss)		(30)	88	71	91

Net income (loss) for the period is attributable to:
Shareholders		(677)	88	(147)	91
Non-controlling interests		647	-	218	-
Net income (loss)		(30)	88	71	91

Net income (loss) per Share – Basic and Diluted attributed to shareholders:		(0.05)	0.01	(0.01)	0.01

Weighted average number of shares (*) – Basic:		14,783,964	14,783,964	14,783,964	14,783,964

Weighted average number of shares (*) – Diluted:		14,783,964	15,044,630	14,783,964	15,044,630

(*)	Retroactively adjusted to reflect the reverse stock split effected on August 31, 2022 (see note 1.d) for all periods presented and to reflect the equivalent number of shares corresponding to the combined financial information of the Company and Gix Media Ltd. for all periods preceding the reorganization transaction (see note 1.b)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Ordinary shares (*)		Additional paid-in	Retained	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Earnings	Shareholders	Interests	Equity
Balance as of January 1, 2022	14,783,964	3	16,074	(2,366)	13,711	4,806	18,517
Net income (loss)	-	-	-	(677)	(677)	647	(30)
Adjustment to ultimate parent’s carrying values (see note 1.c)			11,462		11,462	1,867	13,329
Share-based compensation	-	-	28	-	28	12	40
Dividend declared to shareholders	-	-	-	(1,000)	(1,000)	-	(1,000)
Dividend distributed to non-controlling interests	-	-	-	-	-	(1,195)	(1,195)

Balance as of September 30, 2022	14,783,964	3	27,564	(4,043)	23,524	6,137	29,661

	Ordinary shares (*)		Additional paid-in	Retained	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Earnings	Shareholders	Interests	Equity
Balance as of July 1, 2022	14,783,964	3	27,541	(2,897)	24,647	6,364	31,011
Net income (loss)	-	-	-	(146)	(146)	217	71
Share-based compensation	-	-	23	-	23	9	32
Dividend declared to shareholders	-	-	-	(1,000)	(1,000)	-	(1,000)
Dividend distributed to non-controlling interests	-	-	-	-	-	(453)	(453)

Balance as of September 30, 2022	14,783,964	3	27,564	(4,043)	23,524	6,137	29,661

	Ordinary shares (*)		Additional paid-in	Retained	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Earnings	Shareholders	Interests	Equity

Balance as of January 1, 2021	14,783,964	3	15,933	(2,666)	13,270	-	13,270
Net income	-	-	-	88	88	-	88
Share-based compensation	-	-	(38)	-	(38)	-	(38)

Balance as of September 30, 2021	14,783,964	3	15,895	(2,578)	13,320	-	13,320

	Ordinary shares (*)		Additional paid-in	Retained	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Earnings	Shareholders	Interests	Equity

Balance as of July 1, 2021	14,783,964	3	15,898	(2,669)	13,232	-	13,232
Net income	-	-	-	91	91	-	91
Share-based compensation	-	-	(3)	-	(3)	-	(3)

Balance as of September 30, 2021	14,793,964	3	15,895	(2,578)	13,320	-	13,320

(*)	Retroactively adjusted to reflect the reverse stock split effected on August 31, 2022 (see note 1.d) for all periods presented and to reflect the equivalent number of shares corresponding to the combined financial information of the Company and Gix Media Ltd. for all periods preceding the reorganization transaction (see note 1.b)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the nine months ended September 30		For the three months ended September 30
	2022	2021	2022	2021
	Unaudited		Unaudited

Cash flows from Operating Activities
Net income (loss)	(30)	88	71	91

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortizations	2,051	1,289	736	427
Share-based compensation	40	(38)	32	(3)
Deferred taxes	(219)	(65)	(96)	(41)
Accrued interest, net	(50)	(26)	(11)	62
Fair value revaluation and exchange rate differences on loans	1,033	14	72	5

	2,855	1,174	733	450
Changes in assets and liabilities items:
Decrease in accounts receivable	17	968	20	447
Decrease (increase) in other receivables	190	(39)	378	(122)
Decrease in operating lease right-of-use assets	64	48	22	21
Increase (decrease) in severance pay, net	(2)	(229)	(1)	3
Increase (decrease) in accounts payable	(532)	(57)	535	(248)
Decrease in other payables	(525)	(522)	(228)	(158)
Decrease in operating lease liabilities	(56)	(39)	(19)	(17)
Increase in parent company loan	194	172	66	55
	(650)	302	773	(19)

Net cash provided by operating activities	2,175	1,564	1,577	522

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

	For the nine months ended September 30		For the three months ended September 30
	2022	2021	2022	2021
	Unaudited		Unaudited

Cash flows from Investing Activities
Purchase of property and equipment	(54)	(298)	(7)	(70)
Capitalization of software development costs	(14)	(211)	-	(69)

Net cash used in investing activities	(68)	(509)	(7)	(139)

Cash flows from Financing Activities
Receipt of short-term loan	1,000	602
Repayment of short-term loan	(1,000)	(1,219)	(1,000)	(619)
Increase in loan to parent company	(1,462)	(1,308)	(606)	(822)
Repayment of long-term loan	(1,060)	-	(358)	-
Payment of dividend to non-controlling interests	(1,195)	-	(453)	-

Net cash used in financing activities	(3,717)	(1,925)	(2,417)	(1,441)

Increase in cash and cash equivalents and restricted cash	(1,610)	(870)	(847)	(1,058)

Cash and cash equivalents and restricted cash at beginning of the period	5,442	3,564	4,679	3,752

Cash and cash equivalents and restricted cash at end of the period	3,832	2,694	3,832	2,694

Supplemental Disclosure of Cash Flow Activities:

Cash paid and received during the period
Taxes paid	(551)	(222)	(135)	(88)
Interest paid	(391)	(21)	(164)	(7)

	(942)	(243)	(299)	(95)

Substantial non-cash activities:
Right of use assets obtained in exchange for operating lease liabilities	-	637	-	-
Dividend declared	1,000	-	1,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL

A. Organizational Background

Viewbix Inc. (formerly known as Virtual Crypto Technologies, Inc.) (the “Company”) was incorporated in the State of Delaware on August 16, 1985, under a predecessor name, The InFerGene Company (“InFerGene Company”). On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., an Ohio corporation, which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc (“Zaxis”). In 2015, the Company changed its name to Emerald Medical Applications Corp.

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

On February 7, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement” or the “Recapitalization Transaction”) with Gix Internet Ltd., a company organized under the laws of the State of Israel (“Gix” or “Parent Company’’), pursuant to which, Gix assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd., a company organized under the laws of the State of Israel (“Viewbix Israel”), to the Company in exchange for shares of the Company, which resulted in Viewbix Israel becoming a subsidiary of the Company. In connection with the Share Exchange Agreement, effective as of August 7, 2019, the Company’s name was changed from Virtual Crypto Technologies, Inc. to Viewbix Inc.

B. Definitions

In these financial statements:

The Company – Viewbix Inc.

The Group – Viewbix Inc. and its subsidiaries

The Parent Company or Gix – Gix Internet Ltd.

Gix Media – Gix Media Ltd.

Cortex – Cortex Media Group Ltd.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

C. Reorganization Transaction

On December 5, 2021, the Company entered into a certain Agreement and Plan of Merger with Gix Media, an Israeli company and the majority-owned subsidiary of Gix, the Parent Company and Vmedia Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, Merger Sub merged with and into Gix Media, with Gix Media being the surviving entity and a wholly-owned subsidiary of the Company (the “Reorganization Transaction”).

On September 19, 2022, (the “Closing Date”) the Reorganization Transaction was consummated and as a result, all outstanding ordinary shares of Gix Media, having no par value (the “Gix Media Shares”) were delivered to the Company’s in exchange for the Company’s shares of common stock. Prior to the closing of the Reorganization Transaction, Gix Media was a majority-owned subsidiary of Gix. As a result of the Reorganization Transaction, the former holders of Gix Media Shares, who previously held approximately 69% of the Company’s shares on a fully diluted basis, hold 90% of the Company’s Common Stock on a fully diluted basis, and Gix Media became a wholly-owned subsidiary of the Company , which holds 100% of its share capital.

As the Company and Gix Media Ltd. were consolidated by the same parent and ultimate parent, Gix Internet Ltd. and Medigus Ltd., respectively, before and after the Reorganization Transaction, the Reorganization Transaction was accounted for as a transaction between entities under common control. Accordingly, the combined financial information of the Company and Gix Media Ltd. is presented in these financial statements, for all periods presented, reflecting the historical cost of the Company and Gix Media Ltd., as it is reflected in the consolidated financial statements of the direct parent, Gix Internet Ltd., for all periods preceding March 1, 2022, the date Medigus Ltd. obtained control in Gix Internet Ltd., and as it is reflected in the consolidated financial statements of Medigus Ltd. for all periods subsequent to March 1, 2022.

Share and per share data in these financial statements have been retrospectively adjusted, for all periods preceding the Reorganization Transaction, to reflect the equivalent number of shares of the Company corresponding to the combined financial information of the Company and Gix Media Ltd.

C. Business Operations

The Group, through its subsidiaries Gix Media Ltd. and Cortex Media Group Ltd., operates in the field of digital advertising. The Group has two main activities that are reported as separate business segments: the search segment and the digital content segment. The search segment activity is operated by Gix Media.

The search segment develops a variety of technological software solutions, which perform automation, optimization and monetization of internet campaigns, for the purposes of acquiring and routing internet user traffic to its customers.

The digital content segment is engaged in the creation and editing of content, in different languages, for different target audiences, for the purposes of generating revenues from leading advertising platforms, including Google, Facebook, Yahoo and Apple, by utilizing such content to obtain internet user traffic for its advertisers.The digital content activity is operated by Cortex. Gix Media holds 70% of Cortex’s share capital.

The Group’s technological tools allow advertisers and website owners to earn more from their advertising campaigns and generate additional profits from their websites.

D. Reverse Stock Split

In connection with the Closing of the Reorganization Transaction, the Company filed an Amended and Restated Certificate of Incorporation (the “Amended COI”) with the Secretary of State of Delaware, effective as of August 31, 2022, pursuant to which, concurrently with the effectiveness of the Amended COI, the Company, among other things, effected a reverse stock split of its Common Stock at a ratio of 1-for-28. Share and per share data in these financial statements have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation:

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

All intercompany accounts and transactions have been eliminated in consolidation.

B. Unaudited Interim Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S .GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022 (the “2021 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the nine months ended September 30, 2022, are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

As of September 30, 2022, following the retrospective presentation of the combined financial information of the Company and Gix Media Ltd., the Company adopted the significant accounting policies described in Note 2 in these unaudited condensed consolidated financial statements. Other than these significant accounting policies, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2021 Annual Report.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

C. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported of assets and liabilities and disclosure at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, income taxes, deferred taxes, share-based compensation and leases. Actual results could differ from those estimates.

D. Functional Currency and Foreign Currency Transactions

Most of the revenues of the Company are received in U.S. dollars. In addition, a substantial portion of the costs of the Company are incurred in U.S. dollars. Therefore, the Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company and each of its subsidiaries operates. Thus, the functional and reporting currency of the Company is the U.S. dollar.

Accordingly, monetary balances denominated in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with Statement of the Accounting Standard Codification (“ASC”) No. 830 “Foreign Currency Matters” (“ASC No. 830”).

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Balances in non U.S. dollar currencies are translated into U.S. dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-U.S. dollar transactions and other items in the statements of operations (indicated below), the following exchange rates are used: (i) for transactions exchange rates at transaction dates and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) historical exchange rates. Currency transaction gains and losses are presented in the financial income or expenses, as appropriate

E. Cash and cash equivalents

The Company considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents.

F. Restricted Deposits

Restricted cash held in interest bearing saving accounts which are used as a security for the Group’s credit card and lease obligations.

G. Accounts receivable and allowance for credit losses

Accounts receivables are recorded at the invoiced amount, net of an allowance for credit losses. The Group evaluates its outstanding accounts receivables and establishes an allowance for credit losses based on information available on their credit condition, current aging, historical experience, future economic and market conditions. These allowances are reevaluated and adjusted periodically as additional information is available. Changes in the allowance for expected credit losses are recorded under general and administrative expenses in the condensed consolidated statements of income.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

H. Fixed assets

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line basis over the estimated useful lives, at the following annual rates:

%
Computers and peripherals equipment	33
Office furniture and equipment	6-15
Leasehold improvements	(*)

(*)	Over the shorter of the lease term (including options if any that are reasonably certain to be exercised estimated useful life).

I. Leases

In accordance with ASC No. 842 “Leases”, the Company determines if an arrangement is a lease at inception. If an arrangement is a lease, the Company determines whether it is an operating lease or a finance lease at the lease commencement date. Operating leases are included in operating lease assets, operating lease liabilities – current, and non-current operating lease liabilities in the Company’s condensed consolidated balance sheets.

Operating lease assets represent the Company’s right to control the use of an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the estimated lease.

Operating lease assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term.

The Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the lease payments. The incremental borrowing rate is estimated based on factors such as the lease term, credit standing and the economic environment of the location of the lease.

Variable lease payments, including payments based on an index or a rate, are expensed as incurred and are not included within the operating lease asset and operating lease liabilities. The Company does not separate non-lease components from lease components for its leases of real estate.

The Company’s lease terms are the noncancelable periods, including any rent-free periods provided by the lessor, and include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Lease costs are recognized on a straight-line basis over the lease term.

The Company does not recognize operating lease asset and operating lease liabilities for leases with terms shorter than 12 months. Lease costs for short-term leases are recognized on a straight-line basis over the lease term.

The Company has material non-functional currency leases. Lease liabilities in respect of leases denominated in a foreign currency are remeasured using the exchange rate at each reporting date. Lease assets are measured at historical rates, which are not affected by subsequent changes in the exchange rates.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

J. Revenue Recognition

As described in note 1(a) the Company generates revenues from obtaining internet user traffic and routing such traffic to its customers. The Company is entitled to receive consideration for its service upon each individual internet user traffic that was routed to and is monetized by its customers.

The Company’s revenues are measured according to the ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are measured according to the amount of consideration that the Company expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, such as VAT taxes. Revenues are presented net of VAT. The Company’s payments terms are less than one year. Therefore, no finance component is recognized.

The Company recognizes revenues upon routing of internet users’ traffic that is monetized by its customers. As the Company operates as the primary obligor in its arrangements and has sole discretion in determining to which of its customers internet user traffic is to be routed, revenues are presented on a gross basis.

K. Traffic-acquisition and related costs

Traffic acquisition and related costs consist primarily of fees paid to suppliers in connection with the Company’s internet traffic sources, as well as internal costs incurred in connection with the acquisition of such traffic. Traffic acquisition costs are expensed as incurred.

L. Research and development expenses

Research and development costs are charged to the condensed consolidated statements of income as incurred, except for certain costs relating to internally developed software, which are capitalized.

The Company capitalizes certain internal software development costs, consisting of direct subcontractors’ costs associated with creating the internally developed software. Software development projects generally include three stages: (i) the preliminary project stage (all costs expensed as incurred); (ii) the application development stage (costs are capitalized) and (iii) the post implementation/operation stage (all costs expensed as incurred).

The costs capitalized in the application development stage primarily include the costs of designing the application, coding and testing of the system. Capitalized costs are amortized using the straight-line method over the estimated useful life of the software, once it is ready for its intended use.

The Company believes that the straight-line recognition method best approximates the manner in which the expected benefit will be derived. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

M. Income taxes

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

Uncertain tax positions are accounted for in accordance with the provisions of ASC 740-10, under which a company may recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxation authorities, based on the technical merits of the position, at the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties, if any, related to unrecognized tax benefits, are recognized in tax expense.

N. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted deposits, accounts receivable, loan to parent company, other current assets, current maturities of long-term loan, accounts payable, other payables and short-term loans approximate their fair value due to the short-term maturities of such instruments.

The carrying amount of the variable interest rate long-term loan is approximates to its fair value as it bears interest at approximate market rate.

O. Business Combinations

The Company accounts for its business combinations in accordance with ASC 805, “Business Combinations” (“ASC 805”). ASC 805 specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill. ASC 805 requires recognition of assets acquired, liabilities assumed and any non-controlling interest at the acquisition date, measured at their fair values as of that date.

Acquisition-related intangible assets result from the Company’s acquisitions of businesses accounted for under the purchase method and consist of the fair value of identifiable intangible assets including customer relations, technology, as well as goodwill. Goodwill is the amount by which the acquisition cost exceeds the fair values of identifiable acquired net assets on the date of purchase. Acquisition-related definite lived intangible assets are reported at cost, net of accumulated amortization.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

P. Goodwill

The Company’s goodwill reflects the excess of the consideration paid or transferred including the fair value of contingent consideration over the fair values of the identifiable net assets acquired.

Goodwill is not amortized but instead is tested for impairment, in accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), at the reporting unit level, at least annually at December 31 each year, or more frequently if events or changes in circumstances indicate that the carrying value may be impaired.

The goodwill impairment test is performed by evaluating an initial qualitative assessment of the likelihood of impairment. If this step indicates that the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If it does result in a more likely than not indication of impairment, the impairment test is performed.

In the impairment test, the Company compares the fair value of the reporting unit to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets allocated to that unit, goodwill is not impaired, and no further testing is required. If the fair value is less than the carrying value of the reporting unit, then the second step of the impairment test is performed to measure the amount of the impairment.

Q. Intangible assets, other than goodwill

Intangible assets are identifiable non-monetary assets that have no physical substance. Intangible assets with indefinite useful lives are not amortized and are tested for impairment once a year, or whenever there is a sign indicating that impairment may have occurred, in accordance with ASC 350. An estimate of the useful life of intangible assets with an indefinite useful life is examined at the end of each reporting year. A change in the estimated useful life of an intangible asset that changes from indefinite to defined is treated prospectively.

Intangible assets with a defined useful life are amortized in a straight line over their estimated useful life subject to impairment testing. A change in the estimated useful life of an intangible asset with a defined useful life is treated prospectively.

The useful life used to amortize intangible assets with a defined useful life is as follows:

%
Customer relations	14.3
Technology	16.7-22
Internal software	33

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

R. Impairment of long-lived assets

The Company’s long-lived assets to be held or used, including property and equipment, right of use assets and intangible assets subject to amortization are reviewed for impairment in accordance with ASC 360, “Property, Plants and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

S. Severance Pay

The Company’s liability for severance pay for some of its Israeli employees is calculated pursuant to Israeli Severance Pay Law, 1963 (the “Israeli Severance Pay Law”) based on the most recent salary of the employee multiplied by the number of years of employment, as of the balance sheet date. These employees are entitled to one month’s salary for each year of employment or a portion thereof. The Company records the liability as if it were payable at each balance sheet date on an undiscounted basis. The liability is classified based on the expected date of settlement and therefore is usually classified as a long-term liability unless the cessation of the employees is expected during the upcoming year.

The Company’s liability for these Israeli employees is partially covered by monthly deposits for insurance policies and the remainder by an accrual. The deposited funds for these policies are recorded as an asset in the Company’s balance sheet and include profits and losses accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to the Israeli Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash redemption value of these policies.

With respect to other Israeli employees, the Company acts pursuant to the general approval of the Israeli Ministry of Labor and Welfare, pursuant to the terms of Section 14 of the Israeli Severance Pay Law (“Section 14”), according to which the current deposits with the pension fund and/or with the insurance company exempt the Company from any additional obligation to these employees for whom the said depository payments are made. As a result, the Company does not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset in the Company’s balance sheet.

Severance expenses for the nine months ended September 30, 2022, and September 30, 2021, amounted to $101 and $120, respectively.

T. Share-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, “Stock Compensation” (“ASC 718”), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods, which is generally the vesting period, in the Company’s condensed consolidated statement of income.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

T. Share-based compensation (Cont.)

The Company selected the Black-Scholes option pricing model as the most appropriate fair value method for its share-options awards. The option-pricing model requires several assumptions, of which the most significant are the expected share price volatility and the expected option term.

The Company accounts for forfeitures as they occur.

U. Net earnings per share

In accordance with ASC 260, “Earnings Per Share” (“ASC 260”), basic net earnings per share is computed by dividing net earnings attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net earnings per share reflects the potential dilution that could occur if share options, warrants or other commitments to issue ordinary shares were exercised or equity awards vested, resulting in the issuance of ordinary shares that could share in the net earnings of the Company.

V. Segment reporting

The Company reports financial and descriptive information about its reportable segments. Reportable segments are operating segments or aggregations of operating segments that meet specified criteria as defined in ASC 280, “Segments Reporting”.

Operating segments are distinguishable components of an entity for each of which a separate financial information is available and is reported in a manner consistent with the internal reporting provided to the entity’s Chief Operating Decision Maker (“CODM”) in making decisions about how to allocate resources and in assessing performance.

The review of the CODM is carried out according to the results of the segment’s activity. His review does not include certain expenses that are not related specifically to the activity of each of the segments. Those expenses are presented as reconciliation between segments operating results to total operating results in financial statements.

W. Recent accounting pronouncements

ASU 2019-12, Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for annual periods beginning after January 1, 2022 and interim periods within annual periods beginning after January 1, 2023, and early adoption was permitted.

The Company currently does not expect the adoption of this accounting standard will have a material impact on its consolidated financial statements

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

W. Recent accounting pronouncements (cont.)

ASU 2019-10, Financial Instruments—Credit Losses (Topic 326)

In September 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326.

The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted.

The Company currently does not expect that the adoption of this accounting standard will have a material impact on its consolidated financial statements

ASU 2021-08, Business Combinations

In October 2021 the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments in this update require that an entity (acquirer), recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts.

The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted.

The Company currently does not expect that the adoption of this accounting standard will have a material impact on its consolidated financial statements

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 3: OTHER RECEIBALES

Composition:

	As of September 30	As of December 31
	2022	2021

Prepaid expenses	$301	$350
Government authorities	$513	$624
Other receivables	$-	$30
	814	1,004

NOTE 4: PROPERTY AND EQUIPMENT, NET

Composition:

	As of September 30	As of December 31
	2022	2021

Cost:
Computers and peripheral equipment	$490	$436
Office furniture and equipment	$134	$134
Leasehold improvements	$273	$273

Total cost	$897	$843
Less: accumulated depreciation	(580)	(509)
Property and equipment, net	317	334

Depreciation expenses totaled to $71 and $54 for the nine months ended September 30, 2022, and September 30 2021, respectively.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 5: LEASES

On February 25, 2021, Gix Media entered into a lease agreement for a new corporate office of 479 square meters in Ramat Gan, Israel, at a monthly rent fee of $10. The lease period is for 36 months (the “initial lease period”) with an option by the Company to extend for two additional terms of 24 months each. In accordance with the lease agreement, the Company made leasehold improvements in exchange for a rent fee discount of $67 which will be spread over the initial lease period.

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities.

Leases recorded on the balance sheet consist of the following:

	As of September 30	As of December 31
	2022	2021

Assets
Right-of-use assets	$505	$569

Liabilities
Operating lease – current	$93	$91
Operating lease – non-current	$433	$491
Total lease liabilities	$526	$582

Weighted-average remaining lease term and discount rate were as follows:

As of September 30, 2022

Operating leases weighted average remaining lease term (in years)	5.42
Operating leases weighted average discount rate	3.10%

Maturities of operating lease liabilities as of September 30, 2022 and December 31, 2021, are as follows:

	As of September 30	As of December 31
	2022	2021

2022	$22	$99
2023	$88	$100
2024	$88	$100
2025	$88	$100
Thereafter	$251	$285
Total lease payments	537	684
Less: imputed interest	(11)	(102)
Present value of lease liabilities	526	582

Operating lease expenses amounted to $77 and $60 for the nine months ended September 30, 2022, and September 30, 2021, respectively.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

	Internal Software (*)	Customer Relations	Technology	Goodwill	Total

Cost:
Balance as of January 1, 2022	449	10,720	4,790	12,483	28,442
Adjustments to ultimate parent company earning values (see note 1.c)	-	2,356	6,958	5,132	14,446
Additions	14	-	-	-	14
Balance as of September 30, 2022	463	13,076	11,748	17,615	42,902

Accumulated amortization:
Balance as of January 1, 2022	-	4,261	3,284	-	7,545
Amortization recognized during the period	85	667	1,228	-	1,980
Balance as of September 30, 2022	85	4,928	4,512	-	9,525

Amortized cost:
As of September 30, 2022	378	8,148	7,236	17,615	33,377

	Internal Software (*)	Customer Relations	Technology	Goodwill	Total

Cost:
Balance As of January 1, 2021	180	6,080	3,117	2,902	12,279
Acquisition of Cortex (see note 7)	-	4,640	1,673	9,581	15,894
Additions	269	-	-	-	269
Balance as of December 31, 2021	449	10,720	4,790	12,483	28,442

Accumulated amortization:
Balance as of January 1, 2021	-	3,274	2,424	-	5,698
Amortization recognized during the year	-	987	860	-	1,847
Balance as of December 31, 2021	-	4,261	3,284	-	7,545

Amortized cost:
As of December 31, 2021	449	6,459	1,506	12,483	20,897

(*)

(*) During 2020, Gix Media engaged with a subcontractor for the development of an internal software (the “Software”). Gix Media capitalized its developments costs.

Total expenses capitalized as of September 30, 2022, and December 31, 2021, were $463 and $449, respectively.

Since March 1, 2022, the Software is available for use. Accordingly, Gix Media recognized amortization expenses over the estimated useful life of the Software determined to be three years. For the period from March 1, 2022, until September 30, 2022, Gix Media recorded amortization expenses of $85. The Company estimates the useful life of the software to be amortized over 36 months.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 7: BUSINESS COMBINATION

Cortex Acquisition

On October 13, 2021, Gix Media acquired 70% (on a fully diluted basis) of the shares of Cortex (“Cortex Transaction”), a private company operating in the field of online media and advertising. In consideration for Cortex Transaction, Gix Media paid NIS 35 million in cash (approximately $11 million), out of which an amount of $0.5 million was deposited in trust for a period of 12 months from the closing date.

The Cortex Transaction also included the following main terms:

●	Gix Media will acquire 30% of Cortex’s shares in three equal stages, (at the beginning of 2023, at the beginning of 2024 and at the beginning of 2025) (the “Remaining Balance Shares”), so that following the completion of the acquisition of all of the Remaining Balance Shares, Gix Media will hold 100% of Cortex’s share capital on a fully diluted basis.

●	The obligation (and right) to acquire the Remaining Balance Shares will expire in the event of an initial public offering of Cortex’s shares or in the event of a 50% or more decrease in Cortex’s annual net income, for a period of 12 consecutive months, compared to the net income during the period of 12 months ended July 31, 2021. As of the date of filling of these financial statements, this right and obligation has not expired.

●	If Gix Media does not fulfill its obligation to acquire the Remaining Balance Shares, within 90 days from the Designated Acquisition Date as stated above, the selling shareholders of Cortex (the original shareholders of Cortex) will be released from their obligation not to sell or transfer their holdings in Cortex to a third party, in relation to the same stage of the balance of the shares not acquired as aforesaid. If Gix Media does not fulfilled its obligation to acquire the Remaining Balance Shares in a certain stage, its right to acquire the Remaining Balance Shares in the subsequent stage, will be conditioned upon the acquisition of the Remaining Balance Shares not purchased by it in the previous stage as well, provided that the Remaining Balance Shares were not transferred or pledged by the selling shareholders of Cortex to a third party.

The Cortex Transaction was financed by Gix Media’s existing cash balances and substantially by debt through a bank financing in the aggregate amount of $9.5 million, that consists of a line of credit of up to $3.5 million and a long-term loan of $6 million (see note 10).

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 7: BUSINESS COMBINATION (Cont.)

Cortex Acquisition (Cont.)

Fair Value of Cortex’s Identifiable Assets and Liabilities:

Cash and cash equivalents	775
Restricted deposits	29
Trade receivables	10,662
Other accounts receivables	346
Property and Equipment, net	9
Goodwill arising from the acquisition	9,581
Intangible assets	6,134
Total assets	27,716

Accounts payables	8,906
Short-term loan	1,500
Accrued expenses and other current liabilities	854
Deferred taxes and taxes payable	758
Non-Controlling Interests	4,709
Total liabilities	16,727

Total acquisition cost	10,989

Gix Media recorded acquisition costs in the amount of $197 with respect to Cortex Transaction.

Net Cash Flow from the Cortex Transaction:

Consideration paid in cash	10,989
Less cash and cash equivalents and restricted deposits received from acquisition of Cortex	(804)
Total net cash paid	10,185

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 8: ACCOUNTS PAYABLE

	As of September 30	As of December 31
	2022	2021

Trade payables	$11,665	$10,491
Accrued expenses	$4,479	$6,185
	16,144	16,676

NOTE 9: OTHER PAYABLES

	As of September 30	As of December 31
	2022	2021
Dividend declared	$1,000	$-
Government authorities	$155	$615
Employees and payroll accruals	$567	$655
Other accounts payable	$140	$116
	1,862	1,386

NOTE 10: LOANS

Bank Financing:

On the the closing date of the Cortex Transaction, Gix Media entered into a financing agreement with Bank Leumi Le Israel Ltd (“Leumi”), an Israeli bank, for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the Cortex Transaction (see note 9) (the “Financing Agreement”).

The Financing Agreement included the following main terms:

1)	A loan of $6 million to be provided to Gix Media for a period of 48 months at an annual interest rate of LIBOR + 4.12%.

2)	A renewable monthly line of credit, of up to $3.5 million to be provided to Gix Media, which will be available for utilization for a period of two years and will be determined on a monthly basis, at 80% of Gix Media’s accounts receivable balance (“Line of Credit”). The amounts that will be withdrawn from the Line of Credit will bear annual interest of LIBOR + 3.2%.

3)	Gix Media undertook to meet financial covenants over the life of the loans as follows: (1) the ratio of debt to EBITDA, based on the Gix Media’s consolidated financial statements in all 4 consecutive quarters, will not exceed 2.4 in the first two years and will not exceed 1.75 in the following two years. As of September 30, 2022, and December 31, 2021, Gix Media is in compliance with the financial covenants in connection with the Financing Agreement.

4)	As part of the Financing Agreement, Gix Media and the Company provided several liens in favor of Leumi (see Note 12).

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 10: LOANS (Cont.)

On April 7, 2022, Cortex and Leumi entered into an addendum to an existing loan agreement between the parties, dated August 15, 2021. As part of the addendum to the loan agreement, Leumi provided Cortex with a monthly renewable credit line (the “Additional Credit Line”) in the amount of up to $1,000, which is an addition to the existing credit line of $1,500. The aggregate amount of the credit lines is $2,500 (the “Total Credit Line”). The Total Credit Line was available for utilization by Cortex until September 24, 2022. The Total Credit Line was determined every month at the level of 70% of Cortex’s customers’ balance. The amounts that were drawn from the Additional Credit Line bear an annual interest of SOFR + 3.52% (Overnight Financing Rate Secured, guaranteed daily interest as determined in accordance with the Federal Bank in New York). The Additional Credit Line was required for the purpose of increasing the traffic-acquisition and related costs and as part of the continuation growth trend in Cortex’s business activity. As of September 30, 2022, the Additional Credit Line was not renewed.

On July 25, 2022, Gix Media and Leumi entered into an addendum to the Financing Agreement, according to which, Leumi will provide Gix Media with a loan of $1,500, to be withdrawn at the discretion of Gix Media no later than January 31, 2023 (the “Additional Loan”).

The Additional Loan will bear an annual interest of SOFR + 5.25% to be repaid in 42 equal monthly payments starting from the date of the Additional Loan’s receipt. The Additional Loan will be used to purchase an additional 10% of Cortex’s shares in accordance with Cortex Transaction.

As of the date of issuance of these financial statements, no amounts under the Additional Loan were withdrawn.

Composition of long-term loans, short-term loans and line of credit of the Group:

The following is the composition of the balance of the Group’s loans according to their nominal value:

		As of
	Interest rate (*)	September 30 2022	December 31 2021
Short-term bank loan – Gix Media	LIBOR + 3.20%	3,500	3,500
Short-term bank loan – Cortex	SOFR + 3.52%	1,500	1,500
Long-term bank loan, including current maturity – Gix Media	LIBOR + 4.12%	4,725	5,770

		9,725	10,770

(*)	The LIBOR interest rate will continue to be published until June 2023 and then will be replaced by the Secured Overnight Financing Rate (“SOFR”).

Maturities of the Group’s bank loans as of September 30, 2022, are as follows:

2022	6,500	(*)
2023	1,500
2024	1,500
2025	225
Total	9,725

(*)	Includes a sum of $5,000 which is a renewable monthly credit.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 11: INCOME TAXES

A. Tax rates applicable to the income of the Company:

Viewbix Inc. is taxed according to U.S. tax laws.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.

Viewbix Israel is taxed according to Israeli tax laws. The Israeli corporate tax rate is 23% in the years 2022, 2021 and onwards.

Gix Media and Cortex are recognized as a “Preferred-Technology Enterprise” in accordance with Section 51 of the Encouragement of Capital Investments Law, 1959 and are taxed at a reduced corporate tax rate of 12%.

B. Tax assessments:

As of September 30, 2022, Gix Media has a final tax assessment for tax years prior to and including the tax year ended December 31, 2014.

Cortex has a final tax assessment for tax years prior to and including the tax year ended December 31, 2018.

Viewbix Israel has a final tax assessment for tax years prior to and including the tax year ended December 31, 2015.

During 2022, the Israeli tax authority commenced a tax assessment of Gix Media for the tax years 2017 to 2020. As of the date of issuance of these financial statements, tax assessment have not been completed.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 11: TAXES ON INCOME (Cont.)

C. Deferred taxes are comprised of the following components:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred taxes are comprised of the following components:

	As of September 30	As of December 31
	2022	2021

Deferred tax assets
Deferred research and development expenses	$34	$38
Employee compensation and benefits	$12	$19
Operating loss carryforward	$7,670	$7,477
Accrued severance pay	$12	$13

Total deferred tax assets	$7,728	$7,547

Deferred tax liabilities:
Differences between tax basis and carrying values of loans	$-	$184
Intangible assets associated with business combinations	$1,853	$1,026
Total deferred tax liabilities	$1,853	1,210

Net deferred tax assets before valuation allowance	$5,875	$6,337
Valuation allowance	(7,666)	(7,230)
Net deferred tax liabilities	$1,791	$893

As of September 30, 2022, the Company has recorded a valuation allowance of $7,666 in respect of the deferred tax assets resulting primary from tax loss carryforward of Viewbix Inc., as management currently believes these deferred tax assets will not be released in the foreseeable future.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 11: TAXES ON INCOME (Cont.)

Income tax expenses are comprised as follows:

	For the nine months ended September 30
	2022	2021

Current tax expenses	$393	$78
Tax benefit in respect of prior years	$(102)	$(54)
Deferred tax income	$(227)	$(65)
Total	$63	$(41)

	For the three months ended September 30
	2022	2021

Current tax expenses	$130	$(23)
Taxes expenses (benefit) in respect of previous years	$21	$(18)
Deferred tax income	$(96)	$(40)
Total Income tax expenses	$55	$(81)

D. Reconciliation of the theoretical tax expenses to the actual tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the statement of operations is as follows:

	For the nine months ended September 30
	2022	2021

Income before income taxes as reported in the consolidated statements of operations	$33	$44
Statutory tax rate in USA	21%	21%
Theoretical tax expense	$7	$9
Increase (decrease) in tax expenses resulting from:
Lower tax rates for preferred technology enterprises	(322)	(29)
Non-deductible expenses	5	1
Tax benefits in respect of prior years	(102)	(54)
Change in valuation allowance	436	58
Others	39	(26)
Taxes on income	$63	$(41)

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 11: TAXES ON INCOME (Cont.)

E. Available carryforward tax losses:

As of September 30, 2022 Viewbix Israel incurred operating losses of approximately $15,015 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of June 30, 2022 the Company generated net operating losses in the U.S. of approximately $19,000. Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

F. Loss from continuing operations, before taxes on income, consists of the following:

	For the nine months ended September 30		For the three months ended September 30
	2022	2021	2022	2021

USA	$385	$69	$190	$27
Israel	574	185	432	71
	$959	$254	$622	$98

NOTE 12: COMMITMENTS AND CONTINGENCIES

Liens:

As of September 30, 2022, the Company has provided several liens under Gix Media’s Financing Agreement with Leumi in connection with the Cortex Transaction, as follows: (1) a guarantee to Bank Leumi of all of Gix Media’s obligations and undertakings to Bank Leumi unlimited in amount; (2) a subordination letter signed by the company to Leumi Bank; (3) A first ranking all asset charge over all of the assets of the Company; and (4) a Deposit Account Control Agreement over the Company’s bank accounts.

Gix Media has provided several liens under the Financing Agreement with Leumi in connection with the acquisition of Cortex Transaction, as follows: (1) a floating lien on Gix Media’s assets; (2) a lien on Gix Media’s bank account in Leumi; (3) a lien on Gix Media’s rights under the Cortex Transaction; (4) a fixed lien on Gix Media’s intellectual property; and (5) a lien on Gix Media’s full holdings in Cortex.

Gix Media restricted deposits in the amount of $195 are used as a security in respect of credit cards, bank guaranties, office lease agreement and hedge transactions on the USD exchange rate.

Cortex has a restricted deposit in the amount of $27 which is used as a security in respect of its leased offices.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 13: SHAREHOLDERS’ EQUITY

A. Ordinary Shares:

Ordinary shares confer the right to: (i) participate in the general meetings, to one vote per share for any purpose, to an equal part, on share basis, (ii) in distribution of dividends and (iii) to equally participate, on share basis, in distribution of excess of assets and funds from the Company and will not confer other privileges unless stated hereunder or in the Companies Law otherwise. Some investors have standard anti-dilutive rights, registration rights, and information and representation rights.

B. Warrants:

The following table summarizes information of outstanding warrants as of September 30, 2022:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	130,333	July 2029	13.44	130,333
Class K Warrants	130,333	July 2029	22.4	130,333

All of the Company’s warrants meet the U.S. GAAP criteria for equity classification.

C. Reverse Stock Split:

On August 31, 2022, the Company filed the Amended COI with the Secretary of State of Delaware to effect a 28 to 1 reverse stock split of the Company’s outstanding shares of Common Stock. As a result of the reverse stock split, every 28 shares of the Company’s outstanding Common Stock prior to the effect of the amended COI was combined and reclassified into one share of the Company’s shares of Common Stock. The number of authorized share capital of the Company’s Common Stock and par value of the shares remained unchanged. All share and stock options information related to the Company, was adjusted to reflect the reverse stock split on a retroactive basis.

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 13: SHAREHOLDERS’ EQUITY (Cont.)

D. Share option plan:

After the completion of Gix Media’s acquisition by the Parent Company, the Parent Company granted options to Gix Media’s employees. These options entitle the employees to purchase ordinary shares of the Parent Company that its shares are traded on Tel-Aviv stock exchange.

A summary of Gix Media’s employee share options activity and related information is as follows:

	As of September 30, 2022		As of December 31, 2021
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$
Options outstanding at beginning of the year	737,915	1.61	1,120,000	1.56
Changes during the period:
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or forfeited	(577,915)	1.41	(382,085)	1.61

Outstanding at end of period	160,000	1.41	737,915	1.61
Options exercisable at end of period	157,086	1.41	504,585	1.61

The following tables summarize additional information regarding the Gix Media’s outstanding and exercisable options as of December 31, 2021:

	Options outstanding
	As of September 30, 2022
Range of exercise price	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)
$		$
1.41	160,000	1.41	5.85

	Options Exercisable
	As of September 30, 2022
Range of exercise price	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)
$		$
1.41	157,086	1.41	5.82

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 13: SHAREHOLDERS’ EQUITY (Cont.)

The Company recognized stock-based compensation expenses related to employee’s stock options in the statement of operations as follows:

	For the nine months ended September 30		For the three months ended September 30
	2022	2021	2022	2021

Research and development	31	(37)	29	(3)
Selling and marketing	11	(6)	3	-
General and administrative	(2)	5	-	-

Total	40	(38)	32	(3)

E. Dividends:

During the nine months ended September 30,2022, Cortex distributed a dividend in the amount of $1,195 to the non-controlling interests.

On September 30, 2022, Gix Media declared a dividend in a total amount of $1,000. As of September 30, 2022, the dividend was not distributed (see note 9).

NOTE 14: ADDITIONAL INFORMATION REGARDING TO PROFIT AND LOSS ITEMS

Composition:

A. Research and development expenses:

	For the nine months ended September 30		For the three months ended September 30
	2022	2021	2022	2021

Salaries and related expenses	1,633	1,124	519	327
Professional services and subcontractors	906	297	282	96
Share-based compensation	$31	$(37)	$29	$(3)
Others	387	146	157	51
	$2,957	$1,530	$987	$471

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 14: ADDITIONAL INFORMATION REGARDING TO PROFIT AND LOSS ITEMS (Cont.)

B. Sales and marketing expenses:

	For the nine months ended September 30		For the three months ended September 30
	2022	2021	2022	2021

Salaries and related expenses	$1,401	$482	$476	$179
Share-based compensation	11	(6)	3	-
Advertising and marketing expenses	363	17	124	7
Other	$78	$91	$25	$29
	$1,853	$584	$628	$215

C. General and administrative expenses:

	For the nine months ended September 30		For the three months ended September 30
	2022	2021	2022	2021

Salaries and related expenses	691	545	243	183
Professional services	394	279	140	104
Share-based compensation	(2)	5	-	-
Other	$243	$78	$67	$26
	$1,326	$907	$450	$313

D. Financial expenses, net:

Financial income:

	For the nine months ended September 30		For the three months ended September 30
	2022	2021	2022	2021

Exchange rate differences	$124	$45	$55	$103
Interest income from loan to related party	110	108	39	40

	$234	$153	$94	$143

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 14: ADDITIONAL INFORMATION REGARDING TO PROFIT AND LOSS ITEMS (Cont.)

Financial expenses:

	For the nine months ended September 30		For the three months ended September 30
	2022	2021	2022	2021

Bank interest and fees	$115	$20	$58	$10
Interest expense from loans	605	21	240	7
Exchange rate differences	846	2	86	-
Other	42	19	11	5
	$1,608	$62	$395	$22

NOTE 15: LOANS - PARENT COMPANY

A. Loan to Parent Company:

	As of September 30	As of December 31
	2022	2021

Loan to Parent Company	$7,096	$6,384

The balance with the Parent Company represents a balance of an intercompany loan under a loan agreement signed between Gix Media and the Parent Company (the “Loan”) on March 22, 2020. The Loan bears interest at a rate to be determined from time to time in accordance with Section 3(j) of the Income Tax Ordinance, new version, and the Income Tax Regulations (Determination of Interest Rate for the purposes of Section 3(j), 1986) or according to a market interest rate decision as agreed between the parties.

During the nine months ended September 30, 2022, and 2021, Gix Media recognized interest income in respect of the Loan in the amount of $110 and $108 respectively.

B. Loan from Parent Company:

	As of September 30	As of December 31
	2022	2021

Loan from Parent Company	$2,527	$2,116

The balance with the Parent Company represents certain expenses with respect to the Company’s ongoing operation (mainly salary expenses and other general and administrative expenses) which were financed by the Parent Company (the “Intercompany Balance”).

The Company entered into an agreement with the Parent Company, according to which, effective as of December 31, 2021, the Intercompany Balance was modified into a loan, which may be increased from time to time, upon the written mutual consent between the Company and the Parent Company. The Parent Company loan bears interest at a rate equivalent to the minimal interest rate recognized and attributed by the Israel Tax Authority and will be repaid, together with the accrued interest, in one payment until December 31, 2022, unless extended upon mutual consent of the Company and the Parent Company.

As of September 30, 2022, no amounts were repaid by the Company to the Parent Company.

NOTE 16: MAJOR CUSTOMERS

The following table sets forth the customers that represent 10% or more of the Group’s total revenues in each of the periods presented below:

	For the nine months ended September 30		For the three months ended September 30
	2022	2021	2022	2021

Customer A	26%	98%	19%	97%
	$17,340	$23,337	$4,242	$7,863
Customer B	18%	-	20%	-
	$12,240	$-	$4,460	$-

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 17: SEGMENT REPORTING

The Group operates in two different segments in such a way that each company in the Group operates as a separate business segment.

Search segment- the search segment develops a variety of technological software solutions, which perform automation, optimization and monetization of internet campaigns, for the purposes of acquiring and routing internet user traffic to its customers.

Digital content segment- the digital content segment is engaged in the creation and editing of content, in different languages, for different target audiences, for the purposes of generating revenues from leading advertising platforms, including Google, Facebook, Yahoo and Apple, by utilizing such content to obtain internet user traffic for its advertisers.

The segments’ results include items that directly serve and/or are used by the segment’s business activity and are directly allocated to the segment. As such they do not include depreciation and amortization expenses for intangible assets created at the time of the purchase of those companies, financing expenses created for loans taken for the purpose of purchasing those companies, and therefore these items are not allocated to the various segments.

Segments’s assets and liabilities are not reviewed by the CODM and therefore were not reflected in the segment reporting.

A. Segments revenues and operating results:

	Search segment	Digital content segment	Adjustments (See below)	Nine months ended September 30, 2022
Revenues from external customers	17,600	48,515	-	66,115
Depreciation and amortization	-	-	2,051	2,051

Segment operating income	316	3,586	(2,495)	1,407
Financial expenses, net	99	1	1,274	1,374
Segment Income (loss), before income taxes	217	3,585	(3,769)	33
Taxes on income	(91)	393	(239)	63
Segment net income (loss)	308	3,192	(3,530)	(30)

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 17: SEGMENT REPOTING (Cont.)

	Search segment	Digital content segment	Adjustments (See below)	Three months ended September 30, 2022
Revenues from external customers	5,702	17,076	-	22,778
Depreciation and amortization	-	-	736	736

Segment operating income	147	1,265	(985)	427
Financial expenses, net	32	27	242	301
Segment Income (loss), before income taxes	115	1,238	(1,227)	126
Taxes on income	14	132	(91)	55
Segment net income (loss)	101	1,106	(1,136)	71

B. Reconciliation between segments operating results to total operating results in financial statements:

	Nine months ended September 30	Three months ended September 30
	2022	2022

Segments total operating results	$3,902	$1,412
Depreciation and amortization expenses not attributable to segments (*)	$(2,051)	$(736)
General and administrative and other costs not attributable to the segments (**)	$(544)	$(308)
Finance expenses net, not attributable to the segments (***)	(1,274)	242
Income (expenses), before income taxes	$33	$126

(*)	Mainly consist of technology and customer relations amortization costs from business combinations (see note 7).

(**)	Mainly consist of salary and related expenses, professional consulting expenses and other expenses in connection with the business combinations and the Reorganization Transaction.

(***)	Mainly consist of financial expenses from the Financing Agreement of bank loans taken for business combinations (see note 10).

NOTE 18: SUBSEQUENT EVENTS

In October 2022, Cortex distributed a dividend in the amount of $127 to the non-controlling interests.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of September 30, 2022 and 2021, and the related statements of statement operation, statement of changes in shareholders’ equity and statements of cash flows for the nine and three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

This management discussion and analysis section contains forward-looking statements, such as statements of the Company’s plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the short-term and long-term implications caused by our recent cost reduction efforts, including, but not limited to, our growing inability to secure and maintain customers on the basis of insufficient capital resources;

●	sustained turnover of key management;

●	our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out shareholders’ ownership interests;

●	the impact of the COVID-19 pandemic on our business plan and the global economy;

●	our ability to adequately protect our intellectual property;

●	our ability to successfully integrate the business of Gix Media Ltd. (“Gix Media”), our wholly owned subsidiary;

●	Subsidiaries’ future performance;

●	entry of new competitors and products and potential technological obsolescence of our products.

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

Overview and background

Viewbix Inc. (f/k/a Virtual Crypto Technologies, Inc., f/k/a Emerald Medical Applications Corp.) (the “Registrant” or the “Company”) and its subsidiaries (the “Group”) operate in the field of digital advertising in two main areas of activity: search and digital content. The Group develops and markets a variety of technological software solutions that automate, optimize and monetize online campaigns. The Group, through its subsidiary, Cortex Media Group Ltd. (“Cortex”), also creates, edits and markets content in various languages to different target audiences for the purpose of generating advertising revenue on the content, based on the world’s leading advertising platforms, such as Google, Facebook, Yahoo, Apple and more. The Group’s technological tools enable advertisers and website owners to earn more from their advertising campaigns and generate additional profits from their sites.

The Company was incorporated in the State of Delaware on August 16, 1985, under a predecessor name, The InFerGene Company (“InFerGene Company”). On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., an Ohio corporation, which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc (“Zaxis”).

On March 16, 2015, Zaxis and Emerald Medical Applications Ltd., a private limited liability company (“Emerald Israel”) executed a share exchange agreement, which closed on July 14, 2015, and Emerald Israel became the Company’s wholly-owned subsidiary. Accordingly, on September 14, 2015, the Company changed its name to Emerald Medical Applications Corp. On May 2, 2018, the District Court of Lod, Israel issued a winding-up order for Emerald Israel and appointed an Israeli attorney as special executor for Emerald Israel.

On January 17, 2018, the Company formed a new wholly-owned subsidiary under the laws of the State of Israel, Virtual Crypto Technologies Ltd. (“VCT Israel”). On February 22, 2018, the Company’s name was changed from Emerald Medical Applications Corp. to Virtual Crypto Technologies, Inc. to reflect its new operations and business focus. On January 27, 2020, VCT Israel was sold to a third party for NIS 50,000 ($14,459).

On February 7, 2019, the Company entered into a share exchange agreement (the “Recapitalization Transaction”) with Gix Internet Ltd., an company organized under the laws of the State of Israel (“Gix” or “parent company”), pursuant to which, Gix assigned, transferred and delivered 99.83% of its holdings in Viewbix Ltd., a company organized under the laws of the State of Israel (“Viewbix Israel”), to the Company in exchange for shares of restricted common stock, par value $0.0001 per share (“Common Stock”) of the Company, which resulted in Viewbix Israel becoming a subsidiary of the Company. In connection with the Recapitalization Transaction, effective as of July 26, 2019, the Company’s name was changed from Virtual Crypto Technologies, Inc. to Viewbix Inc.

On September 19, 2022, the Company consummated the Reorganization Transaction (as further described below), which resulted in Gix Media Ltd. (“Gix Media”) becoming a wholly owned subsidiary of the Company. Following the closing of the Reorganization Transaction, the Company intends to incorporate Gix Media’s technology into its operations while aiming to expand its growth potential in the search and content monetization space. Gix Media’s business operations include both (i) the provision of services to the world’s leading search engines through the development, marketing and distribution of free software to many Internet users, and (ii) editing and marketing of content in different languages to different target markets, for the purpose of monetizing advertisements on digital marketing and advertising platforms.

Recent Developments

Appointments of Executive Officers and Director

On September 19, 2022, in connection with the Reorganization Transaction, the Company’s board of directors appointed Mr. Eliyahu Yoresh, Mr. Amitay Weiss and Mr. Liron Carmel as directors of the Company, as representatives of Gix Media.

On June 28, 2022, Mr. Amihay Hadad, the Company’s current chief executive officer, tendered his resignation from his position as chief financial officer, effective June 28, 2022, and concurrent therewith, the Company’s board of directors appointed Mr. Shahar Marom to serve as the Company’s new chief financial officer, effective July 1, 2022.

On June 13, 2022, the Company’s board of directors appointed Mr. Yoram Baumann as a director of the Company and as chairman of the board of directors of the Company.

Reorganization Transaction with Gix Media Ltd.

On December 5, 2021, the Company entered into a certain Agreement and Plan of Merger (the “Reorganization Transaction”) with Gix Media, an Israeli company and the majority-owned subsidiary of Gix, the parent company and Vmedia Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, following the Reorganization Transaction, and upon satisfaction of additional closing conditions, Merger Sub will merge with and into Gix Media, with Gix Media being the surviving entity and a wholly-owned subsidiary of the Company. Prior to the closing of the Reorganization Transaction, Gix Media was a majority-owned subsidiary of Gix, which held approximately 58% of the Common Stock of the Company, on a fully diluted basis.

On September 19, 2022, the Reorganization Transaction, was consummated (the “Closing”) and as a result, all outstanding ordinary shares of Gix Media, having no par value (the “Gix Media Shares”) were exchanged for shares of the Company’s Common Stock. Following the Reorganization Transaction, holders of the Gix Media Shares held 90% of the Company’s Common Stock on a fully diluted basis, with Gix holding 76.67% of the Common Stock on a fully diluted basis.

The following illustrates the corporate structure of the Company prior to and following the Reorganization Transaction.

Following the Reorganization Transaction, the board of directors of the Company consists of six (6) directors, comprised of the three (3) new directors appointed by Gix Media, Eliyahu Yoresh, Amitay Weiss and Liron Carmel, who joined the Company’s three currently serving directors, Yoram Baumann, Amihay Hadad and Alon Dayan.

In connection with the Closing, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, effective as of August 31, 2022, pursuant to which the Company, among other things, effected a reverse stock split of its Common Stock at a ratio of 1-for-28. The foregoing description of the Amended and Restated Certificate of Incorporation does not purport to be completed and is qualified in its entirety by reference to the full text of the Amended and Restated Certificate of Incorporation, of which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2022 and is incorporated by reference herein.

Additionally, and in connection with the Closing, the Company adopted Amended and Restated Bylaws, a copy of which was filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K and is incorporated by reference herein.

Acquisition of Cortex Media Group Ltd.

On October 13, 2021, Gix Media acquired 70% (on a fully diluted basis) of the share capital of Cortex Media Group Ltd. (“Cortex” and the “Cortex Acquisition”, respectively), a private company operating in the field of online media and advertising. In consideration for the Cortex Acquisition, Gix Media paid NIS 35 million in cash (approximately $11 million), out of which an amount of $0.5 million was deposited in trust for a period of 12 months from the closing date. The Cortex Acquisition also includes the obligation (and right) of Gix Media to acquire 30% of Cortex’s share capital in three equal stages, each at the beginning of the years 2023, 2024 and 2025 (“Remaining Balance Shares”), such that following the completion of the acquisition of all the Remaining Balance Shares, Gix Media will hold 100% of Cortex’s share capital on a fully diluted basis.

In connection with the Cortex Acquisition, at the closing date, Gix Media entered into a financing agreement with Bank Leumi Le Israel Ltd (“Leumi”), for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the Cortex Acquisition (the “Financing Agreement”).

Results of Operations

Results of Operations During the Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021

Our revenues were $66,115 thousand for the nine months ended September 30, 2022, compared to $23,874 thousand during the same period in the prior year. The reason for the increase in the nine months ended September 30, 2022, is due to the Cortex Acquisition on October 13, 2021, therefore, the financial statements of the Company for the nine months ended September 30, 2022, include Cortex’s financial statements as compared to the same period in the prior year which does not include Cortex’s financial statements.

Our traffic-acquisition and related costs buy expenses were $56,400 thousand for the nine months ended September 30, 2022, as compared to $19,582 thousand during the same period in the prior year. The reason for the increase in the nine months ended September 30, 2022, is due to the inclusion of Cortex’s financial statements.

Our research and development expenses were $2,957 thousand for the nine months ended September 30, 2022, and $1,530 for the nine months ended September 30, 2021. The reason for the increase in the nine months ended September 30, 2022, is due to the inclusion of Cortex’s financial statements.

Our selling and marketing expenses were $1,853 thousand for the nine months ended September 30, 2022, as compared to $584 thousand during the same period in the prior year. The reason for the increase in the nine months ended September 30, 2022 is due to the inclusion of Cortex’s financial statements.

Our general and administrative expenses were $1,326 thousand for the nine months ended September 30, 2022, as compared to $907 thousand during the same period in the prior year. The reason for the increase in the nine months ended September 30, 2022, is due to the inclusion of the Cortex’s financial statements.

Our depreciation and amortization expenses increased to $2,051 thousand for the nine months ended September 30, 2022, as compared to $1,289 thousand during the same period in the prior year. The reason for the increase in the three months ended September 30, 2022, is that the Company recorded depreciation and amortization expenses in connection with the Cortex Acquisition on October 13, 2021.

Our other expenses were $121 thousand for the nine months ended September 30, 2022, compared to $26 thousand during the nine months ended September 30, 2021. The reason for the increase during the nine months ended September 30, 2022, is an increase in the expenses in connection with the Reorganization Transaction.

Our net financial expenses were $1,374 thousand for the nine months ended September 30, 2022, compared to $91 thousand net financial income during the same period in the prior year. The reason for the increase during the nine months ended September 30, 2022 is mainly due to: (1) financial expenses in connection with the Financing Agreement as part of the Cortex Acquisition on October 13, 2021 and (2) the increase of the USD to NIS exchange rate in the period ended September 30, 2022.

Our tax expenses were $63 thousand for the nine months ended September 30, 2022, as compared to $41 thousand income tax during the same period in the prior year. The reason for the increase during the nine months ended September 30, 2022 is due to the inclusion of Cortex’s financial statements.

Results of Operations During the Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021

Our revenues were $22,778 thousand for the three months ended September 30, 2022, compared to $8,079 thousand during the same period in the prior year.

Our traffic-acquisition and related costs were $19,464 thousand for the three months ended September 30, 2022, as compared to $6,738 thousand during the same period in the prior year. The reason for the increase in the three months ended September 30, 2022, is due to the inclusion of the Cortex’s financial statements.

Our research and development expenses were $987 thousand for the three months ended September 30, 2022, as compared to $474 thousand during the same period in the prior year. The reason for the increase in the three months ended September 30, 2022 is due to the inclusion of Cortex’s financial statements.

Our selling and marketing expenses increase to $628 thousand for the three months ended September 30, 2022, as compared to $215 thousand during the same period in the prior year. The reason for the increase in the three months ended September 30, 2022 is due to the inclusion of Cortex’s financial statements.

Our general and administrative expenses increased to $450 thousand for the three months ended September 30, 2022, as compared to $313 thousand during the same period in the prior year. The reason for the increase in the three months ended September 30, 2022, is due to the inclusion of Cortex’s financial statements.

Our depreciation and amortization expenses increased to $736 thousand for the three months ended September 30, 2022, as compared to $427 thousand during the same period in the prior year. The reason for the increase in the three months ended September 30, 2022, is that the Company recorded depreciation and amortization expenses in connection with the Cortex Acquisition on October 13, 2021.

Our other expenses were $86 thousand for the three months ended September 30, 2022, compared to $26 thousand during the three months ended September 30, 2021. The reason for the increase during the three months ended September 30, 2022, is the increase in the expenses in connection with the Reorganization Transaction.

Our net financial expenses were $301 thousand for the three months ended September 30, 2022, compared to $121 thousand net financial income during the same period in the prior year. The reason for the increase during the three months ended September 30, 2022, is mainly due to financial expenses in connection with the Financing Agreement as part of the Cortex Acquisition on October 13, 2021, and the increase of the USD to NIS exchange rate in the three months ended September 30, 2022.

Our tax expenses were $55 thousand for the three months ended September 30, 2022, as compared to $81 income tax thousand during the same period in the prior year. The reason for the change in the three months ended September 30, 2022, is due to the inclusion of Cortex’s financial statements.

Liquidity and Capital Resources

As of September 30, 2022, we had current assets of $28,140 thousand consisting of $3,609 thousand in cash and cash equivalents, $223 thousand restricted deposit, $16,398 thousand in accounts receivable, $814 thousand in other accounts receivable and $7,096 thousand in loan to parent company.

As of September 30, 2022, we had non-current assets of $34,334 thousand consisting of $73 thousand in severance pay funds, $62 thousand in deferred taxes, $505 thousand in operating lease right-of-use assets, $317 thousand in property and equipment net, $15,762 thousand in intangible assets, net and $17,615 thousand in goodwill.

As of September 30, 2022, we had $27,126 thousand in current liabilities consisting of $16,144 thousand in accounts payable, $1,862 thousand in other payables, $6,569 thousand in short term loan and current maturities of long-term loan, $93 thousand in operating lease liabilities – short term and $2,527 thousand in loan from parent company.

As of September 30, 2022, we had $5,687 thousand in non-current liabilities consisting of $176 thousand in accrued severance pay, $3,225 thousand long-term loan, $433 thousand in operating lease liabilities - long term and $1,853 thousand in deferred taxes.

As of December 31, 2021, we had current assets of $29,245 thousand consisting of $5,208 thousand in cash and cash equivalents, $16,415 thousand in accounts receivable, $1,004 thousand in other accounts receivable and a $6,384 thousand in loan to the parent company.

As of December 31, 2021, we had non-current assets of $22,016 thousand consisting of $83 thousand in severance pay funds, $133 thousand in deferred taxes, $569 thousand in operating lease right-of-use assets, $334 thousand in property and equipment net, $8,414 thousand in intangible assets, net and $12,483 thousand in goodwill.

As of December 31, 2021, we had $26,769 thousand in current liabilities consisting of $16,676 thousand in accounts payable, $1,317 thousand in other payables, $6,569 thousand in short term loan and current maturities of long-term loan, $91 thousand in operating lease liabilities – short term and $2,116 thousand loan from parent company.

As of December 31, 2021, we had $5,975 thousand in non-current liabilities consisting of $188 thousand in accrued severance pay, $4,270 thousand in long-term loan, $491 thousand in operating lease liabilities - long term and $1,026 thousand in deferred taxes.

We had a positive working capital of $1,014 thousand and $2,476 thousand as of September 30, 2022 and December 31, 2021, respectively.

During the nine months ended September 30, 2022, we had positive cash flow from operating activities of $2,175 thousand, which was mainly the result of a $30 thousand in net loss, $2,855 thousand from positive adjustments to operating activities, offset by $650 negative changes in assets and liabilities items.

During the nine months ended September 30, 2021, we had positive cash flow from operating activities of $1,564 thousand, which was mainly the result of $88 thousand in net income, $1,174 thousand from positive adjustments to operating activities and $302 thousand positive changes in assets and liabilities items.

During the three months ended September 30, 2022, we had positive cash flow from operating activities of $1,577 thousand, which was mainly the result of $71 thousand in net income, $733 thousand from positive adjustments to operating activities, and $773 thousands from positive changes in assets and liabilities items.

During the three months ended September 30, 2021, we had positive cash flow from operating activities of $522 thousand, which was mainly the result of $91 thousand in net income, $450 thousand from positive adjustments to operating activities offset by $19 negative changes in assets and liabilities items.

There are no limitations in the Company’s Amended and Restated Certificate of Incorporation on the Company’s ability to borrow funds or raise funds through the issuance of shares of its common stock to affect a business combination.

As of September 30, 2022, the Company has provided several liens under Gix Media’s Financing Agreement with Leumi in connection with the Cortex Acquisition, as follows: (1) a guarantee to Bank Leumi of all of Gix Media’s obligations and undertakings to Bank Leumi, unlimited in amount; (2) a subordination letter on behalf of the Company to Leumi Bank; (3) a first ranking asset charge over all of the assets of the Company; and (4) a Deposit Account Control Agreement over the Company’s bank accounts.

.

Gix Media has provided several liens under the Financing Agreement with Leumi in connection with the Cortex Transaction, as follows: (1) a floating lien on Gix Media’s assets; (2) a lien on Gix Media’s bank account in Leumi; (3) a lien on Gix Media’s rights under the Cortex Transaction; (4) a fixed lien on Gix Media’s intellectual property; and (5) a lien on all of Gix Media’s holdings in Cortex.

According to the Financing Agreement, Gix Media undertook to meet financial covenants over the life of the loans as follows: (1) the ratio of debt to EBITDA, based on the Gix Media’s consolidated financial statements in all 4 consecutive quarters, will not exceed 2.4 in the first two years and will not exceed 1.75 in the following two years. As of September 30, 2022, Gix Media is in compliance with the financial covenants in connection with the Financing Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, the Company’s chief executive officer and chief financial officer conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of September 30, 2022, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, we implemented remediation steps in 2022, including the addition of a new chief financial officer and a controller with significant public company finance and accounting experience and continue to evaluate and implement procedures that will strengthen our internal controls. We have also began to implement a SOX compliance project. While we believe these measures will remediate the material weakness identified and strengthen our internal control over financial reporting, the implemented and enhanced controls have not operated for a sufficient period of time to demonstrate that the material weakness is remediated. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Viewbix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on September 6, 2022).

3.2	Amended and Restated Bylaws of Viewbix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the SEC on September 20, 2022).

10.1	Agreement and Plan of Merger, dated December 5, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on December 6, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.INS*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer
Date: November 21, 2022		(Principal Executive Officer)

	By:	/s/ Shahar Marom
	Name:	Shahar Marom
	Title:	Chief Financial Officer
Date: November 21, 2022		(Principal Financial Officer)

-47-