Form 10-Q/A
period 2022-09-30
Viewbix Inc.
filed 2022-11-22
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-15746

VIEWBIX INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of	(I.R.S. Employer
Incorporation)	Identification Number)

11 Derech Menachem Begin Street, Ramat Gan, Israel	5268104
(Address of Principal Executive Officers)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +972 9-774-1505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

EXPLANATORY NOTE

Throughout this report, references to the “Registrant”, “Company,” “Viewbix,” “we,” “us,” and “our” refers to Viewbix Inc., unless the context requires otherwise.

This Amendment No. 1 on Form 10-Q is filed to amend the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (“the Form 10-Q/A”), which was filed with Securities and Exchange Commission (the “SEC”) on November 21, 2022 (the “Original Form 10-Q”),  for the purpose of correcting the disclosure regarding the changes in internal control over financial reporting and management’s plan to remediate the material weaknesses that were identified in the evaluation of the disclosure controls and procedures, in the last two paragraphs of “Item 4. Controls and Procedures” of the Original Form 10-Q. In addition this Form 10-Q/A is to correct certain technical and typographical errors, consisting primarily of corrections of the numbering of cross references in the Interim Financial Statements and accompanying Notes to Interim Financial Statements.

The following items included in the Original Form 10-Q are amended by this Form 10-Q/A:

●	Part I, Item 1. Financial Statements

●	Part I, Item 2. Management’s Discussion and Analysis and Results of Operations

●	Part I, Item 4. Controls and Procedures

In addition, the Registrant’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1 and 32.1).

Except as described above, this Form 10-Q/A does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-Q in any way. Those sections of the Original Form 10-Q that are unaffected by this Form 10-Q/A have been included herein as required by the SEC. This Form 10-Q/A continues to speak as of the date of the Original Form 10-Q. Furthermore, the Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, amended.

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

VIEWBIX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of September 30	As of December 31
	Note	2022	2021

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term loan	10	1,500	1,500
Loan from parent company	15	2,527	2,116
Accounts payable	8	16,144	16,676
Other payables	9	1,862	1,386
Short-term loans	10	5,000	5,000
Operating lease liabilities - short term	6	93	91

Total current liabilities		27,126	26,769

NON-CURRENT LIABILITIES

Accrued severance pay		176	188
Long-term loan	10	3,225	4,270
Operating lease liabilities - long term	6	433	491
Deferred taxes	11	1,853	1,026

Total non-current liabilities		5,687	5,975

SHAREHOLDERS’ EQUITY	13

Share Capital
Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 14,783,964 shares as of September 30, 2022 and December 31, 2021, respectively (*)		3	3
Additional paid-in capital		27,564	16,074
Accumulated deficit		(4,043)	(2,366)
Equity attributed to the company’s shareholders		23,524	13,711
Non-controlling interests		6,137	4,806
Total equity		29,661	18,517

Total liabilities and shareholders’ equity		62,474	51,261

(*)	Retroactively adjusted to reflect the reverse stock split effected on August 31, 2022 (see note 1.d) for all periods presented and to reflect the equivalent number of shares corresponding to the combined financial information of the Company and Gix Media Ltd. for all periods preceding the Reorganization Transaction (see note 1.c)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share data)

		For the nine months ended September 30		For the three months ended September 30
	Note	2022	2021	2022	2021
Revenues		66,115	23,874	22,778	8,079

Costs and Expenses:
Traffic-acquisition and related costs		56,400	19,582	19,464	6,738
Research and development	14A	2,957	1,530	987	471
Selling and marketing	14B	1,853	584	628	215
General and administrative	14C	1,326	907	450	313
Depreciation and amortization	4,6	2,051	1,289	736	427
Other expenses		121	26	86	26

Operating income (loss)		1,407	(44)	427	(111)

Financial income (expenses), net	14D	(1,374)	91	(301)	121

Income before income taxes		33	47	126	10

Taxes on income	11	(63)	41	(55)	81

Net income (loss)		(30)	88	71	91

Net income (loss) for the period is attributable to:
Shareholders		(677)	88	(147)	91
Non-controlling interests		647	-	218	-
Net income (loss)		(30)	88	71	91

Net income (loss) per Share – Basic and Diluted attributed to shareholders:		(0.05)	0.01	(0.01)	0.01

Weighted average number of shares (*) – Basic:		14,783,964	14,783,964	14,783,964	14,783,964

Weighted average number of shares (*) – Diluted:		14,783,964	15,044,630	14,783,964	15,044,630

(*)	Retroactively adjusted to reflect the reverse stock split effected on August 31, 2022 (see note 1.d) for all periods presented and to reflect the equivalent number of shares corresponding to the combined financial information of the Company and Gix Media Ltd. for all periods preceding the Reorganization Transaction (see note 1.c)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIEWBIX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Ordinary shares (*)		Additional paid-in	Retained	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Earnings	Shareholders	Interests	Equity
Balance as of January 1, 2022	14,783,964	3	16,074	(2,366)	13,711	4,806	18,517
Net income (loss)	-	-	-	(677)	(677)	647	(30)
Adjustment to ultimate parent’s carrying values (see note 1.c)			11,462		11,462	1,867	13,329
Share-based compensation	-	-	28	-	28	12	40
Dividend declared to shareholders	-	-	-	(1,000)	(1,000)	-	(1,000)
Dividend distributed to non-controlling interests	-	-	-	-	-	(1,195)	(1,195)

Balance as of September 30, 2022	14,783,964	3	27,564	(4,043)	23,524	6,137	29,661

	Ordinary shares (*)		Additional paid-in	Retained	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Earnings	Shareholders	Interests	Equity
Balance as of July 1, 2022	14,783,964	3	27,541	(2,897)	24,647	6,364	31,011
Net income (loss)	-	-	-	(146)	(146)	217	71
Share-based compensation	-	-	23	-	23	9	32
Dividend declared to shareholders	-	-	-	(1,000)	(1,000)	-	(1,000)
Dividend distributed to non-controlling interests	-	-	-	-	-	(453)	(453)

Balance as of September 30, 2022	14,783,964	3	27,564	(4,043)	23,524	6,137	29,661

	Ordinary shares (*)		Additional paid-in	Retained	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Earnings	Shareholders	Interests	Equity

Balance as of January 1, 2021	14,783,964	3	15,933	(2,666)	13,270	-	13,270
Net income	-	-	-	88	88	-	88
Share-based compensation	-	-	(38)	-	(38)	-	(38)

Balance as of September 30, 2021	14,783,964	3	15,895	(2,578)	13,320	-	13,320

	Ordinary shares (*)		Additional paid-in	Retained	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Earnings	Shareholders	Interests	Equity

Balance as of July 1, 2021	14,783,964	3	15,898	(2,669)	13,232	-	13,232
Net income	-	-	-	91	91	-	91
Share-based compensation	-	-	(3)	-	(3)	-	(3)

Balance as of September 30, 2021	14,783,964	3	15,895	(2,578)	13,320	-	13,320

(*)	Retroactively adjusted to reflect the reverse stock split effected on August 31, 2022 (see note 1.d) for all periods presented and to reflect the equivalent number of shares corresponding to the combined financial information of the Company and Gix Media Ltd. for all periods preceding the Reorganization Transaction (see note 1.c)

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

D. Business Overview

The Group, through its subsidiaries Gix Media Ltd. and Cortex Media Group Ltd., operates in the field of digital advertising. The Group has two main activities that are reported as separate business segments: the search segment and the digital content segment.

The search segment develops a variety of technological software solutions, which perform automation, optimization and monetization of internet campaigns, for the purposes of acquiring and routing internet user traffic to its customers. The search segment activity is operated by Gix Media.

The digital content segment is engaged in the creation and editing of content, in different languages, for different target audiences, for the purposes of generating revenues from leading advertising platforms, including Google, Facebook, Yahoo and Apple, by utilizing such content to obtain internet user traffic for its customers. The digital content activity is operated by Cortex. Gix Media holds 70% of Cortex’s share capital.

The Group’s technological tools allow advertisers and website owners to earn more from their advertising campaigns and generate additional profits from their websites.

E. Reverse Stock Split

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

VIEWBIX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

J. Revenue Recognition

As described in note 1.d the Company generates revenues from obtaining internet user traffic and routing such traffic to its customers. The Company is entitled to receive consideration for its service upon each individual internet user traffic routed to and is monetized by its customers.

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

Composition of long-term loans, short-term loans and line of credit of the Group:

The following is the composition of the balance of the Group’s loans according to their nominal value:

		As of
	Interest rate (*)	September 30 2022	December 31 2021
Short-term bank loan – Gix Media	LIBOR + 3.20%	3,500	3,500
Short-term bank loan – Cortex	SOFR + 3.52%	1,500	1,500
Long-term bank loan, including current maturity – Gix Media	LIBOR + 4.12%	4,725	5,770

		9,725	10,770

(*)	The LIBOR interest rate will continue to be published until June 2023 and then will be replaced by the Secured Overnight Financing Rate (“SOFR”).

Maturities of the Group’s bank loans as of September 30, 2022, are as follows:

2022	6,500	(*)
2023	1,500
2024	1,500
2025	225
Total	9,725

(*)	Includes a sum of $5,000 which is a renewable monthly credit line.

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

Deferred taxes are comprised of the following components:

	As of September 30	As of December 31
	2022	2021

Deferred tax assets
Deferred research and development expenses	$34	$38
Employee compensation and benefits	$12	$19
Operating loss carryforward	$7,672	$7,479
Operating lease right of use asset	$61	68
Accrued severance pay	$12	$13

Total deferred tax assets	$7,791	$7,617

Deferred tax liabilities:
Differences between tax basis and carrying values of loans	$-	$184
Operating lease right of use liability	$63	70
Intangible assets associated with business combinations	$1,853	$1,026
Total deferred tax liabilities	$1,916	1,280

Net deferred tax assets before valuation allowance	$5,875	$6,337
Valuation allowance	(7,666)	(7,230)
Net deferred tax liabilities	$1,791	$893

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

Digital content segment- the digital content segment is engaged in the creation and editing of content, in different languages, for different target audiences, for the purposes of generating revenues from leading advertising platforms, including Google, Facebook, Yahoo and Apple, by utilizing such content to obtain internet user traffic for its customers.

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

Our research and development expenses were $987 thousand for the three months ended September 30, 2022, as compared to $471 thousand during the same period in the prior year. The reason for the increase in the three months ended September 30, 2022 is due to the inclusion of Cortex’s financial statements.

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

Liquidity and Capital Resources

As of September 30, 2022, we had current assets of $28,140 thousand consisting of $3,609 thousand in cash and cash equivalents, $223 thousand restricted deposits, $16,398 thousand in accounts receivable, $814 thousand in other receivables and $7,096 thousand in loan to parent company.

As of September 30, 2022, we had non-current assets of $34,334 thousand consisting of $73 thousand in severance pay funds, $62 thousand in deferred taxes, $505 thousand in operating lease right-of-use assets, $317 thousand in property and equipment net, $15,762 thousand in intangible assets, net and $17,615 thousand in goodwill.

As of September 30, 2022, we had $27,126 thousand in current liabilities consisting of $16,144 thousand in accounts payable, $1,862 thousand in other payables, $6,500 thousand in short term loan and current maturities of long-term loan, $93 thousand in operating lease liabilities – short term and $2,527 thousand in loan from parent company.

As of September 30, 2022, we had $5,687 thousand in non-current liabilities consisting of $176 thousand in accrued severance pay, $3,225 thousand long-term loan, $433 thousand in operating lease liabilities - long term and $1,853 thousand in deferred taxes.

As of December 31, 2021, we had current assets of $29,245 thousand consisting of $5,208 thousand in cash and cash equivalents, $16,415 thousand in accounts receivable, $1,004 thousand in other receivables and a $6,384 thousand in loan to the parent company.

As of December 31, 2021, we had non-current assets of $22,016 thousand consisting of $83 thousand in severance pay funds, $133 thousand in deferred taxes, $569 thousand in operating lease right-of-use assets, $334 thousand in property and equipment net, $8,414 thousand in intangible assets, net and $12,483 thousand in goodwill.

As of December 31, 2021, we had $26,769 thousand in current liabilities consisting of $16,676 thousand in accounts payable, $1,386 thousand in other payables, $6,500 thousand in short term loan and current maturities of long-term loan, $91 thousand in operating lease liabilities – short term and $2,116 thousand loan from parent company.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, the Company’s chief executive officer and chief financial officer conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of September 30, 2022, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) because of certain material weaknesses.

Changes in Internal Control Over Financial Reporting

With the inclusion of the financial information of Gix Media beginning in our interim financial statements included in Form 10-Q for the quarterly period ended September 30, 2022, we will be required to implement internal controls over financial reporting with respect to processes and procedures underlying the financial information of Gix Media. Other than the aforesaid, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, we commenced the implementation of remediation steps in 2022, including the addition of a new chief financial officer and a controller with significant public company finance and accounting experience and continue to evaluate and implement procedures that will strengthen our internal controls. We have also begun to implement a SOX compliance project. While we believe these measures will remediate the material weakness identified and strengthen our internal control over financial reporting, we are required to implement and enhance controls underlying the financial information of Gix Media Ltd. as well as have these controls operate for a sufficient period of time to demonstrate that the material weakness is remediated. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

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

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer
Date: November 22, 2022		(Principal Executive Officer)

	By:	/s/ Shahar Marom
	Name:	Shahar Marom
	Title:	Chief Financial Officer
Date: November 22, 2022		(Principal Financial Officer)

-47-