Form 10-K
period 2022-12-31
Viewbix Inc.
filed 2023-03-24
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $273,000 as of June 30, 2022, based upon the closing price of the common stock, par value $0.0001 per share (“Common Stock”) on that date, which was $0.70.

As of March 20, 2023, there were 14,783,964 shares of Common Stock outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview and recent developments

Viewbix Inc. (the “Registrant”, “Viewbix” or the “Company”) was incorporated in the State of Delaware on August 16, 1985, under a predecessor name, The InFerGene Company (“InFerGene Company”). On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., an Ohio corporation, which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc. (“Zaxis”).

On March 16, 2015, Zaxis and Emerald Medical Applications Ltd., a private limited liability company organized under the laws of the State of Israel (“Emerald Israel”) executed a share exchange agreement, which closed on July 14, 2015, and Emerald Israel became the Company’s wholly-owned subsidiary. Accordingly, on September 14, 2015, the Company changed its name to Emerald Medical Applications Corp. Emerald Israel was engaged in the business of developing Emerald Israel’s DermaCompare technology and the development, sale and service of imaging solutions utilizing its DermaCompare software for use in derma imaging and analytics for the detection of skin cancer. On January 29, 2018, the Company ceased the DermaCompare operations of its former subsidiary. On May 2, 2018, the District Court of Lod, Israel issued a winding-up order for Emerald Israel and appointed an Israeli attorney as special executor for Emerald Israel.

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

On February 7, 2019, the Company entered into a share exchange agreement (the “Recapitalization Transaction”) with Gix Internet Ltd. (formerly known as Algomizer Ltd.), a company organized under the laws of the State of Israel (“Gix Internet” or “parent company”), pursuant to which, Gix Internet assigned, transferred and delivered 99.83% of its holdings in Viewbix Ltd., a company organized under the laws of the State of Israel (“Viewbix Israel”), to the Company in exchange for shares of restricted common stock, par value $0.0001 per share (“Common Stock”) of the Company, which resulted in Viewbix Israel becoming a subsidiary of the Company. In connection with the Recapitalization Transaction, effective as of July 26, 2019, the Company’s name was changed from Virtual Crypto Technologies, Inc. to Viewbix Inc.

Reorganization Transaction with Gix Media Ltd.

On December 5, 2021, the Company entered into a certain Agreement and Plan of Merger (the “Reorganization Transaction”) with Gix Media Ltd., an Israeli company and the majority-owned subsidiary of Gix Internet, in the field of MarTech (Marketing Technology) solutions, primarily search and content monetization (“Gix Media”) and Vmedia Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, following the Reorganization Transaction, and upon satisfaction of additional closing conditions, Merger Sub will merge with and into Gix Media, with Gix Media being the surviving entity and wholly-owned subsidiary of the Company. Prior to the closing of the Reorganization Transaction, Gix Media was a majority-owned subsidiary of Gix Internet, which held approximately 58% of the Common Stock of the Company, on a fully diluted basis.

On September 19, 2022, the Reorganization Transaction, was consummated (the “Closing”) and, as a result, all outstanding ordinary shares of Gix Media, having no par value (the “Gix Media Shares”) were exchanged for shares of the Company’s Common Stock such that Gix Media became a wholly owned subsidiary of the Company. Following the Reorganization Transaction, holders of the Gix Media Shares held 90% of the Company’s Common Stock on a fully diluted basis, with Gix Internet holding 76.67% of the Common Stock on a fully diluted basis.

The following diagram illustrates the associated corporate structure of the Company prior to and following the Reorganization Transaction.

Following the closing of the Reorganization Transaction, the Company began to integrate Gix Media’s technology into its operations aiming to expand its growth potential in the search and content monetization space. Gix Media’s business operations include both (i) the provision of services to the world’s leading search engines through the development, marketing and distribution of free software to many Internet users, and (ii) editing and marketing of content in different languages to different target markets, for the purpose of monetizing advertisements on digital marketing and advertising platforms.

In connection with the Closing, effective as of August 31, 2022, the Company adopted an Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), pursuant to which the Company, among other things, effected a reverse stock split of its Common Stock at a ratio of 1-for-28 (the “Reverse Split”) and an Amended and Restated Bylaws (“Bylaws”). All descriptions of our stock capital, including share amounts and per share amounts in this Annual Report, are presented after giving effect to the Reverse Split.

Acquisition of Cortex Media Group Ltd.

On October 13, 2021, Gix Media acquired 70% (on a fully diluted basis) of the share capital of Cortex Media Group Ltd. (“Cortex” and the “Cortex Acquisition”, respectively), an Israeli private company operating in the field of online media and advertising. In consideration for the Cortex Acquisition, Gix Media paid NIS 35 million in cash (approximately $11 million), out of which an amount of $0.5 million was deposited in trust for a period of 12 months from the closing date. The Cortex Acquisition also includes the obligation and right of Gix Media to acquire 30% of Cortex’s share capital in three equal tranches, each at the beginning of 2023, 2024 and 2025 (“Remaining Balance Shares”), such that following the acquisition of all of the Remaining Balance Shares, Gix Media will hold 100% of Cortex’s share capital on a fully diluted basis. On January 23, 2023, Gix Media purchased an additional 10% of Cortex’s share capital.

In connection with the Cortex Acquisition, on October 13, 2021, Gix Media entered into a financing agreement with Bank Leumi Le Israel Ltd (“Leumi”), for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the Cortex Acquisition (the “Financing Agreement”). On July 25, 2022, Gix Media and Leumi entered into an addendum to the Financing Agreement according to which Leumi will provide Gix Media with a loan of up to $1,500,000 to be withdrawn at the discretion of Gix Media by no later than January 31, 2023 (the “Additional Loan”). The Additional Loan was withdrawn in connection with the purchase of the additional 10% of Cortex’s share capital on January 17, 2023.

Viewbix Business Overview

Viewbix is a digital advertising platform that develops and markets a variety of technological platforms that automate, optimize and monetize digital online campaigns. Viewbix’s operations were previously focused on analysis of the video marketing performance of its clients as well as the effectiveness of their messaging (“Video Advertising Platform”). With the Video Advertising Platform, Viewbix allowed its clients with digital video properties the ability to use its platforms in a way that allows viewers to engage and interact with the video. The Video Advertising Platform measures when a viewer performs a specific action while watching a video and collects and reports the results to the client. However, due to the Company’s failure to meet predetermined sales targets which were set pursuant to the Recapitalization Transaction, in January 2020, the Company determined to reduce its operations and the size of its sales and R&D team in the Digital Advertising Platform.

The Company, through its subsidiaries Gix Media and Cortex, expanded its digital advertising operations across two additional main pillars: ad search and digital content (the “Search Platform” and the “Content Platform”, respectively”). Gix Media and Cortex develop and market a variety of technological software solutions that automate, optimize and monetize online campaigns. Cortex also creates, edits and markets content in various languages to different target audiences in order to generate revenues from advertisements displayed together with the content, which are posted on digital content, marketing and advertising platforms. These technological tools enable advertisers and website owners to earn more from their advertising campaigns and generate additional profits from their sites.

Through its Search Platform, the Company provides services to leading search engines worldwide (“Search Engines”) by developing, marketing and distributing software products to internet users. The operations and activity on this platform are powered by Gix Media.

Through the Content Platform, the Company provides editing and marketing services of content in different languages and to different target audiences with the goal of generating revenues from advertising employed in such content, which is based on digital content marketing and advertising platforms. The operations and activity on this platform are powered by Cortex.

Search Platform

Gix Media’s Search Platform allows for the referral of user traffic (i.e., searches that are performed by internet users) to Search Engines, such as Yahoo and Bing, where the Search Engines display the ads of their customers. The Search Engines pay Gix Media for the searches that were referred by it, based on the amount of consideration that the Search Engine receives from the advertisers for the user traffic generated, less a certain percentage from the revenues attributed to the Search Engine. Since the customers of Gix Media are the Search Engines, and not the advertisers, Gix Media recognizes revenues for the actual amount received from the Search Engines, and not from the advertisement revenue itself.

The referral of user traffic by Gix Media to the Search Engines is possible after users download Gix Media’s products, which are browser add-ons, usually from the browser stores (mostly Google Chrome browsers) and by downloading desktop software products, free of charge, for the Apple operating system (for Mac computers) and for the Microsoft operating system (for PC computers). When downloading Gix Media’s products, the users grant permission to Gix Media to refer the searches performed while using Gix Media’s products to the Search Engines.

In addition, Gix Media provides user traffic referral services to Search Engines through the referral of traffic of browsers who engage content generated by Gix Media. This content is displayed on ad spaces that are purchased by the Company by content recommendation companies (such as Yahoo!, Outbrain, Taboola and Gemini). When occasional users click on such content, Gix Media transfers user traffic to a Search Engine which contains search words that are related to the advertising content.

Content Platform

Cortex’s Content Platform produces engaging content and marketing material in various languages to various target audiences, in order to generate revenues from advertisements displayed together with the content, which are posted on digital content, marketing and advertising platforms. Cortex acts as a digital content platform that publishes content written by creative writers and editors which it employs. The content is displayed on several different content websites owned by Cortex, covering various subjects including culture, history, trips, pets, entertainment and leisure, food, etc. (the “Cortex Websites”). Cortex developed capabilities that enables it and its customers to profit from the original content which it publishes by advertising the content on leading international websites. Readers are exposed to the articles and may choose to read them by clicking an ad, after which readers are directed automatically to the Cortex Websites where the content is posted.

The technological tools developed by Cortex allow businesses in the digital advertising market (search engines, ad exchanges, advertisers, content owners and brand owners) to earn more from their advertising campaigns and generate additional profit from their websites, both from its content and from its advertising.

Advertisers display ads on the different platforms for potential customers (internet users and readers). In order to help maximize the effectiveness of advertising, Cortex developed different advertising systems and tools for content management, content distribution and campaigns and measurement of performance on the various platforms that display the content.

Business Model

The Search and Content Platform are operated through two models, direct and indirect:

Direct Model

Gix Media operates its Search Platform using a direct model whereby it refers searches that are conducted by users of its products, which are thereafter distributed to Search Engines directly by Gix Media.

Additionally, through the direct model Gix Media refers user traffic to the Search Engines by purchasing advertising space on leading publishing websites around the world using content recommendation companies such as Taboola and Outbrain, such that user traffic referred by it to the Search Engines is created by users on the websites where the ad is displayed.

The revenues generated by Gix Media from the Search Platform applying this model, constituted approximately 7% and 15% of the total revenues of Gix Media for the fiscal year-ended December 31, 2022 and December 31, 2021, respectively.

Cortex operates its Content Platform using the direct model through an Artificial Intelligence (“AI”) based system developed by Cortex, which connects user traffic and advertisers (the end customers of Cortex) who advertise on the Cortex Websites through online, algorithmic, and customized advertising. See “Item 1. Description of Business – Business Overview – Products and Services – Content Platform”, for further information on the AI system and other systems devolved by Cortex.

The revenues generated by Cortex from the Content Platform are entirely from the direct model.

Indirect Model

Gix Media also operates its Search Platform using an indirect model, whereby it refers searches that are conducted by users of products developed by third party strategic partners (in contrast to users of its own products as conducted through the direct model), which are thereafter distributed to Search Engines by Gix Media. Gix Media engages with strategic partners who have similar products and allow these strategic partners to integrate Gix Media’s technological tools into their own products in order to refer searches conducted by resulting users to the customers of Gix Media. Using this model, Gix Media shares revenues received from Search Engines with its strategic partners.

The revenues generated by Gix Media from the Search Platform applying this model, constituted approximately 93% and 85% of the total revenues of Gix Media for the fiscal year-ended December 31, 2021 and December 31, 2022, respectively.

Growth Strategy

●	Growth through Mergers and Acquisitions. We continue to identify attractive opportunities in the digital advertising market and examine different options to perform additional acquisitions. We focus on companies with substantial revenues that operate in emerging industries and which present considerable commercial potential. We believe that we can expand our footprint in our industry through mergers and acquisitions, which will also lead to the recruitment of additional human capital thereby supporting existing and new customer needs.

●	Expansion of Product Range, Search Platform. In 2023 we intend to focus on the expansion of our product range by the development and distribution of new products in attractive yet related sectors. In addition to our digital content activities, we plan to concentrate on increasing the volume of content that the Company produces in different topics, which will enable a higher exposure of readers and will increase the time spent on our websites, and will also enable us to increase the number of impressions to ads on our websites. Due to our extensive technological platforms, customer base and existing partners, and our vast experience in creating unique and engaging content and launching products, we expect that we will be able to develop and commercialize new products. We plan to do this by recruiting additional human capital that will support the expansion of our product base and increase the amount of content that is produced.

●	Expansion of Product Range, Content Platform. We intend to focus on increasing the amount of content that we publish in order to increase the typical reader’s visit on our websites. Extended periods of time spent reading the articles on our websites will allow us to increase the number of ad impressions. We intend to increase the amount of digital content in Spanish and to begin posting on our websites content in other languages such as German and French. The addition of new languages is part of our strategy to enter into international markets outside the United States (“Go Global”). For this purpose, we plan to allocate resources for the production and development of high-quality content in additional languages, and to enter into agreements with advertisement specialists in select countries.

●	Collaborations. We intend to continue to enter into distribution agreements and collaboration agreements with distributors and partners in connection with our Search Platform, in various regions and territories, in order to facilitate the development, sales, marketing and distribution of our systems.

Products and Services

Search Platform

●	Add-ons to internet browser (referral of searches directly and indirectly). Internet users download free browser add-ons, usually from browser stores. These browser add-ons enhance browser capabilities when activated by the user, and offer users services such as file converters, video players, radio players, games, safe internet usage, different designs of backgrounds, different calculators and more. In addition, these add-ons allow us to refer the searches of these users to the customers of the Search Engines.

●	Desktop and mobile apps (referral of searches directly and indirectly). Free software products for the Apple and PC computers provide users services similar to the add-ons of the internet browsers. After the users download these software products, they grant permission to us to refer the searches performed on these products to the Search Engines.

●	Mobile devices applications (launcher). This product is used as an external envelope for the operating system and enables the display of a different appearance and other options that do not typically exist in the standard system. Unlike iPhones, Android-based devices can customize almost any feature on the device. However, not all user interfaces of the device manufacturers give the user the freedom to customize the device. For the purpose of solving this problem, we developed applications for these launchers, which allow the user to receive a customized interface.

●	Native to Search (referral of searches directly). The Native to Search system is an automated system for the purchase and sale of ad spaces based on search terms. The system purchases ad spaces for a certain vertical and analyzes a number of different search words from the same vertical in which it performs optimization in a number of tiers: purchase/sale price of each search word, the volume of traffic that is available for each search word and clicking percentage for each search word (CTR).This system is an inter-organizational system used by us, and does not generate revenues for us.

The process of referring searches to Search Engines starts with the purchase of ad space in leading content publishing websites by content recommendation platforms (such as Gemini, Yahoo!, Taboola and Outbrain). Such ad space displays content ads of ours on various subjects. The ad will offer the user a link to receive information or content on a specific subject. Users who click these content ads will be directed to the webpage of the Search Engine’s results that includes relevant content from the Search Engines, based on the search terms related to the ad content.

○	Stage A: Content ad of Gix Media is displayed in an ad space that was purchased by Gix Media on a publisher’s website.

○	Stage B: Search results are displayed to the user after the user clicked the ad content.

When purchasing these ad spaces, we receive assistance from Search Ads, a system that we developed for the purpose of managing the purchase process. These self-designed systems will then find an optimal combination designed to yield maximum profits at a given time in relation to specified variables, such as: the costs of the ad space, the payment that we will receive as a result of user traffic that was referred by our content ads on this ad space, the amount of available user traffic for the different search terms and the click percentage of each such search. In addition, our self-designed system can also stop a purchase and change prices for the purpose of maximizing performance.

Search Systems:

The technological backbones of our Search Platform involves the following key systems:

●	Online campaign management. This system runs various platforms and includes modules for measurement of campaign performance, Business Intelligence (“BI”) tools, and general management of campaigns for different customers. The system enables optimization and automation of internet campaigns by data and recommendations provided by the BI system. These systems are based on predictive models that were developed by Gix Media.

●	AI systems. Gix Media developed AI systems which are used for the optimization of the appearance of the content displayed to users, including landing pages and the creation of landing pages. This system periodically analyzes and assesses the effectiveness of the content displayed to users. These AI systems extract and analyze data from our intelligence and fraud detection systems and automatically recommend the most effective and efficient content in real- time.

●	“Intelligence” system. This system automatically selects landing pages through a self-designed optimization tool from various web pages, specifically those treated as most applicable, in real time in order to improve the conversion rate of users’ views to product installations.

●	Fraud detection system. This system detects, through the use of an algorithm, fraud attempts to flood our systems with misinformation, including, for example, misinformation regarding the installation attempts of browser add-ons.

●	Proprietary BI system. This system was developed by Gix Media and includes three layers:

(i)	Infrastructure. This layer allows transmission of statistical data regarding various events according to certain criteria and/or requirements set by us, including: performance of online searches, performance of any action on ads, performance of an installation, etc. The infrastructure collects a wide variety of background data on any event and dozens of parameters that are registered and collected (while complying with privacy protection laws that apply to our operations), which allows the performance of business and technical optimizations.

(ii)	Data processing and storage. This layer allows us to process the big-data we gather on our platforms and to divide such data into interim tables based on different parameters. This stage is performed daily, by a tool that was developed by Gix Media. Vast amount of data is accumulated on a daily basis, which requires a secure, easy to access storage that can be cost-effectively analyzed thereafter. For this purpose, Gix Media uses a combination of in-house technology and external tools of leading companies, such as Microsoft and Google.

(iii)	Data presentation. This layer presents the data to Gix Media’s customers in an easy, fast, and convenient manner, while combining other layers of information and integrating statistical models that were developed by Gix Media. The presentation tool that we use is Sisense, a popular BI platform, which is a tool used by leading companies in the industry around the world and ranked highly by the Gartner Company.

The BI system allows us to have real time control over critical events occurring on our systems by sending alerts directly to our employees with the relevant information, including assistance to customers in purchasing media, reports about malfunctions and the discovery of any irregular online behavior. In addition, the BI system also sends automated reports to us and to our different partners (providers/customers), which present data on a weekly/quarterly/monthly or on a cumulative basis to be used by management and finance departments.

●	Automatic creation. This system, known as Tabzmania, allows users to create browser add-ons such as backgrounds, and, by using its extension, can create different types of add-ons for content websites. The system includes models, content creation, additions of applications and distribution of content.

Content Platform

Our Content Platform operations primarily focus on the development of an AI-based software that connects internet and mobile users (the “Users”) who browse on the Cortex Websites (the “Readers”) to advertisers and who pay Cortex to display ads with the content published by Cortex on the Cortex Websites with online customized advertisements (the “Software”).

The Software that Cortex develops is primarily based on nine technological components: (1) monitoring and Big Data, (2) campaign management, (3) content monetization, (4) targeted AI tools to predict Google monetization, (5) campaign launching, (6) digital content management, (7) digital content index and labeling, (8) bidding management and ad optimization, and (9) an A/B testing for performance comparison.

The Software operates as one integral system that enables a smart connection between the traffic of Users and advertisers which are Cortex’s customers.

The business model used by Cortex on the Content Platform is the direct model. The revenues from the Content Platform are generated from the consideration Cortex receives from the advertisers, either based on the number of views the ads receive or based on the number of Users who clicked on the ads and were re-directed to the advertisers’ websites.

The following illustration describes the Readers’ traffic acquisition process:

The Software manages the traffic activities of Users to the Cortex Websites by re-directing their traffic from various online platforms (such as Yahoo, AOL, Zamenta and Outbrain). By using machine learning and AI, the Software analyzes the properties of a given User and compares the data to the historical data of other Users and then analyzes the probability that the given User’s interaction with the promoted content will advance to a conversion process, by either viewing the promoted ad on the Cortex Websites or by clicking on the promoted ad (“Conversion”).

According to both the probability of Conversion calculated by the Software and the maximum predicted profit from the Conversion actions of the User, the Software determines the optimal purchase price for the traffic, in order to maximize ad revenues from Readers’ interactions.

The algorithms that we develop help analyze the historical results of a User’s Conversions with respect to each advertiser and factor them together with the price per Reader that each advertiser pays. According to this analysis, the algorithm then decides which ad to display to each Reader in order to maximize the probability that the Reader’s interaction will reach a Conversion, and, in turn, maximize ad revenues.

Content Systems:

The nine technological components of the Content Platform are as follows:

●	Monitoring and Big Data Systems. An important element in our online ad campaign management and monitoring its performance results is an accurate log of the activities on the Cortex Websites. When a Reader is directed from other media outlets to the Cortex Websites, this system measures and documents in automated codes the properties of the Reader, such as the Reader’s IP address, geographic location, type of device used by the Reader and the Reader’s operating system, all in a manner which is in compliance with the applicable privacy rules and regulations. An average session of a Reader on the Cortex Websites generates approximately 1,000 different records. The system checks, inter alia, the types of web-pages viewed by the Reader, the length of time the Reader spent on each page, the types of advertisements the Reader viewed, the length of time the Reader viewed these advertisements, and whether the Reader is a returning Reader.

In addition, the Software identifies which advertisements were delivered to the Reader, the payment amount that the advertisers paid to Cortex for each ad read by the Reader, the length of time the Reader viewed the ad, and whether the Reader clicked the ad or not. This monitoring system allows us to accumulate and analyze such data about any User in an optimal manner.

The vast number of Users who visit the Cortex Websites (which can reach up to one million Users per day) and the extensive information that Cortex collects in response, generate substantial traffic from the Users’ browser to the Cortex servers. Cortex developed a backend infrastructure to receive this traffic, process it, and document it in a manner to enable Cortex to assess such data in an effective and efficient manner.

Our big data servers are responsible for processing the information transmitted to them by the monitoring system and are responsible for regulating the rate of updates to the databases. Cortex has a backup system in the event that one of its servers fails. This system collects and summarizes the information in tabular form for further analysis, in accordance with data processing regulations.

●	Campaign management system. We purchase Readers’ traffic through paid campaigns for the Cortex Websites, which in turn generates revenues by the exposure of the Readers to the ads. Accordingly, advertisers pay us for each Reader exposed to the ads on the Cortex Websites.

The price quotations that we submit for traffic is critical; a price that is too high (higher than the proceeds obtained for this traffic) will result in a loss, and a price that is too low will result in a loss in bids for ad spaces and a decrease in the volume of activity. The optimal price is a function of the revenues obtained from each Reader, however in light of the fact that we first pay for the Users and only thereafter generate revenues, we aim to set an accurate price in order to predict, as accurately as possible, the revenues from each User.

The AI system that Cortex developed seeks to manage all of these campaigns without any human involvement, which contributes to our revenues and the economic success of the campaign. This system manages up to 100,000 campaigns simultaneously, and each campaign runs in different ad spaces (Yahoo, MSN, FOX, CNN and others). The system is required to predict accurately, and at any given moment, the behavior of the targeted Users, and predict the amount of bids that competing advertisers will place for such ad space.

As described above, in order to make effective recommendations, our technology must first predict a User’s interaction with a given promoted content. Our systems processes a significant number of records from the User databases and the data from our monetization system (as described further below), which allows us to determine which campaigns should be promoted and which campaigns should be halted, as well as the optimal value of each campaign.

●	Content monetization system. Cortex works with dozens of advertisers that promote ads, display native ads, and videos on the Cortex Websites. The ads are displayed pursuant to a real-time bidding process for each User who browses on one of the Cortex Websites.

The purpose of the AI system for the valuation and prediction of the monetization is to predict the bids of the advertisers, according to a number of parameters, including the content of the article, the User, the day in the week and the time of day.

The system is connected by an application programming interface (“API”) to tens of systems of advertisers who work with Cortex in the ad exchange. In light of the fact that hundreds of thousands of ad bids are held at any given hour, the system simultaneously runs through thousands of advertisers’ systems and retrieves accessible and relevant data.

Additionally, algorithms analyze the historic data of the Reader’s behavior, the current data received from advertisers, and data regarding the results of the bids from the monitoring system, after which, the algorithms predict the demand of advertisers and the price that advertisers would pay for a future Reader. This prediction is performed on an individual level according to the User’s data, the type of article and the ad location.

●	Targeted AI tools to predict Google monetization. Cortex developed an AI tool that is capable of predicting the price that Google will pay for ads in a specific space, as a function of several features, including the campaign itself, Users’ properties, the time of day, and the day in the week. When the tool sends bids to Google, it also sends encrypted third party data, which enables us to re-identify the bids. Using this encrypted data, the tool that Cortex developed then aggregates the data and reverse analyzes the amount that Google paid us for each campaign. This process is used as a predictive tool in order to predict the amount that Google will pay for future campaigns with us. This tool is regularly updated in real time, with new information that updates its predictive accuracy. Cortex successfully achieves such predictions at an accuracy level of more than 95%.

●	Campaign launch system. While our AI system manages automated campaigns from start to finish, without human intervention, the creation of the campaigns still requires human intervention as campaigns of advertisers requires human-generated creative content in order to attracting Readers to interact with the promoted ads. The dashboard provides the campaigns’ manager for each advertiser (the “Creative Team”) data regarding the success of previous campaigns.

In addition, a special tool that was developed by the AI system, scans all the campaigns that were launched in the past two years, identifies new opportunities on a daily basis, and launches the campaigns automatically as long as the campaigns are profitable.

The creation of an ad campaign in a certain network requires specialization in the network and extensive work on each campaign. Cortex developed a dashboard that enables the Creative Team to focus only on the creative aspects of the campaign and later select in a simplified matter, based on data presented to it in the dashboard, which interfaces, countries and networks to present the campaign in, and when to launch the campaign. With this process, it is possible to launch up to hundreds of campaigns within minutes, an action that, without using the system, may have taken a number of days of manual work.

The dashboard that is used by the Creative Team to launch the campaign appears as such:

●	Digital content management system. Cortex engages with creative content writers who produce dozens of articles for the Cortex Websites each week, publishing hundreds of articles a year that are read by hundreds of millions of Users. The articles are reviewed, proofed, and edited by a chief editor.

Cortex developed a system to manage these articles, which includes version tracking, logs of changes, full back-up of the articles, and options to edit photos and text. This system is only used for internal purposes.

●	Digital content index and label system. Cortex developed a tool that allows to re-use previously developed content of Cortex, which was saved in its databases, including the media that was already posted to the Cortex Websites and for which the copyright payments were already paid for. This tool saves time and reduces costs relating to digital content creation and also allows to reuse materials for new articles.

The index system scans each article that was posted on the Cortex Websites, and labels the content and photos associated with it in a database that is user-friendly, in such manner that the content writers can search for articles based on search words or phrases, in order to use information and relevant photos for new articles.

●	Bidding management system and ad optimization. Readers browsing the Cortex Websites are exposed to various ads, which are delivered to each Reader by our advertising bid system. In order to maximize our revenues, we hold real time bidding campaigns between advertisers, for each ad that is displayed on the Cortex Websites. The winning bidder is chosen based on various criteria, such as: price, payments, preferences of certain advertisers based on the types of deals and terms of payment. According to this criteria, our bidding system selects which type of ads to display on the Cortex Websites and which advertisers to include in each bid. When a Reader browses a web-page on the Cortex Websites, the bidding system holds a bidding campaign between the selected advertisers, in order to choose the ads to deliver to the Reader. At the end of the bidding process, the system selects the winning bid, which is then sent to the Google ads server in order to receive a competing bid from Google. The ad from the winning bid is delivered to the Reader and displayed on the web-page.

This bidding system is an important tool for the Cortex monetization system. All of Cortex’s customers use this system and our development team updates the interfaces a number of times a year, based on the technological developments of the advertisers, the browsers and applicable privacy restrictions.

●	A/B testing system for performance comparison. Due to the frequent changes involved in the digital advertising market, it is difficult to predict the optimal price and performance of digital market campaigns. Our profit maximization depends on Readers’ preferences and the response of advertisers, elements that, due to their nature, we cannot predict. There are numerous trade-offs involved in ad delivery optimization, including, for example, that more advertisers that participate in a bid may increase revenues but may also increase the load on the Reader’s browser thereby affecting the user experience, the bidding performance and the display of content on the website.

Cortex developed an A/B testing system which runs several A/B tests simultaneously to produce versatile data which enables Cortex to (i) run bids between selected sub-groups of advertisers, (ii) display different ads, (iii) compare different partners of Google, (iv) check the contribution to the profit of a specific advertiser or ad, and (v) compare the performance of different configurations and designs of the web-pages in terms of performance.

Customers

Search Platform

As of the date of this Annual Report, the customers of Gix Media in the Search Platform are Search Engines. These Search Engines engage with their customers who are different advertisers, in advertising and promotion agreements.

Gix Media engages with Search Engines according to customary industry conditions, through either the direct business model or indirect business model. The average distribution of the revenue sharing between Gix Media and Search Engines is between 70% -80% (in favor of Gix Media).

As of December 31, 2022, Gix Media has one major customer, a reputable international Search Engine (“Gix Major Customer”). Gix Media has generated revenues of approximately $16.2 million from the Gix Major Customer, constituting approximately 71% of the total revenues of Gix Media during the year ended December 31, 2022. Our relationship with this Gix Major Customer originated in 2013 upon the signing of an exclusive cooperation agreement, which is extended from time to time. In March 2020, an extension of the foregoing agreement was signed, whereby the term of the agreement was extended until October 26, 2023,and will be automatically renewed for additional one year periods, unless either party gives notice of non-renewal 90 days’ in advance.

Content Platform

Cortex’s customers in the Content Platform include advertising companies that are active in the digital advertising market.

Generally, our sales are performed by marketing and advertising agents and advertising agencies (“Bidders”), who represent end customers and receive advertising budgets from the end customers and purchase ad spaces with these budgets.

All of the Bidders are repeat customers and the vast majority of the clusters are North American companies.

As of the date of this Annual Report, Cortex has one major customer from its Content Platform operations, Google, which it engages with through Total Media Ltd. (“Total Media”). Since August 2017 Cortex and Total Media have collaborated through a services agreement that can be extended from time to time. Each party can terminate the agreement with 48 hours’ advance notice. The other aspects of Cortex’s engagement with Google, such as the interfaces with Google, are directly with Google. Cortex has generated revenues of approximately $17.4 million from Total Media, constituting approximately 24% of the total revenues of Cortex during the year ended December 31, 2022.

Marketing and Distribution

We have a wide variety of products, and each product requires specific, tailor-made marketing and distribution models. We have advanced BI systems that improve constantly, which assist in distributing different products online, with a goal of maximum customization of the product to the end user. These BI systems were developed in-house by Gix Media and Cortex.

Gix Media also designs and implements an advanced self-service marketing and launch campaigns which market its products directly across the internet, in various languages and countries.

To support our sales force, our team participates at industry conferences, invests in public relations, utilizes existing commercial relationships in order to build brand awareness and acquire new customers and creates meetings online and in-person with key industry players.

Competition

The competition in the digital advertising market is fierce. There are many players in all areas of the market: both a large number of advertisers and content owners, a large number of software products and algorithms, many advertising platforms and technologies. New players appear frequently in all of these areas. We compete with many companies that offer solutions for advertisers and website owners, including in the pillar of ad search, and with tools that allow internet users to change the default search settings on their browsers. There is a large number of digital content companies and ad search companies that offer services that are similar to those provided by us. Our products compete on limited budgets of advertisers and on an inventory of ad spaces from website owners. Some of our competitors are companies that are considerably bigger than the Company with considerably higher budgets, such as Google, Meta, and Microsoft. In light of the fact that a major part of the Company’s revenues is generated from a supply of searches, the Company also competes with the providers of the Search Engines themselves, such as Google, Microsoft, IAC and Verizon Media. Many of the present and potential competitors of the Company have financial, R&D, analytical systems, production resources and sales and marketing systems that are significantly larger in scope than those of the Company.

Search Platform

As of the date of this Annual Report, there are companies that develop different types of software products which enable, in a partial manner, the performance of some of the actions performed by Gix Media’s Search Platform. There is intense competition in the digital advertising market, and Gix Media has many competitors from various fields. As of the date of this Annual Report, the Company cannot estimate its size and positioning compared to its other competitors and its size in the ad search market. Our main competitors in this market include: Ironsource, Perion, FireArc, Spigot, IAC and AOL.

Content Platform

As of the date of this Annual Report, there are companies that develop different types of software products, which enable partial performance of the operations that are performed by the Content Platform of Cortex. As of the date of this Annual Report, the Company cannot estimate its size and positioning with relation to its other competitors and its size in the digital content market. Our main competitors in this market include: Perion, Buzz Feed, Pub+, Novelty, Hive Media and Kueez.

Competition Management

We focus our competition management on developing advanced technological tools and receive updates from time to time regarding new technologies that can be used to gain an advantage against our competitors. We also maintain high-quality and professional human capital with many years of experience in order to maintain a competitive advantage.

We maintain the ongoing creation of content in different languages, to various audiences and geographic areas and focus on constant improvement of our technology that enables better competition of the Company in bids for the purchase of ad spaces in leading websites to post Cortex Websites’ articles, such as Yahoo and CNN.

We act continuously to improve the user experience and improve our distribution methods so that we can reach a higher number of users and continue to keep a critical mass of customers that will allow us to continue and promote its products and tools, and all in conformance to the requirements and the existing and future platforms in the market.

Industry Trends and Seasonality

The digital advertising market is generally not materially affected by seasonality. Nevertheless, there is a seasonality trend reflected during the fourth quarter of each fiscal year that is characterized by a higher volume of activity compared to the average, while the first quarter is characterized by a lower volume of activity compared to the average. In general, advertising campaigns are performed throughout the year in high intensity, and therefore the phenomenon of seasonality is not material in this market.

This seasonality stems, among others, from changes in the major advertising budgets, usually towards the end of each quarter, and even more so towards the end of each year. In addition, the last quarter of the year includes many events and dates that lead to an increase in the advertisement budgets and in the volume of online traffic.

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

We have four patents that have been granted to us in the U.S.:

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

Product Development

Gix Media focuses its R&D efforts in the Search Platform on improving existing products and their technologies, and on continuing the development and optimization of the inter-organizational systems used in its activity.

During the years ended December 31, 2022, and December 31, 2021, the total R&D expenses of the Company in the Search Platform, through Gix Media, were $1.7 million and $2.2 million, respectively.

We estimate that during the twelve months following the date of this Annual Report, we will invest a total amount of approximately $2.3 million in R&D expenses in the Search Platform, primarily to improve our existing services and technologies in this platform.

Cortex focuses its R&D efforts in the Content Platform on improving its algorithm and AI, and on preparing work and monitoring tools for the creators of the digital advertising.

During the year ended December 31, 2022, the total R&D expenses of the Company in the Content Platform were $2.1 million.

We estimate that during the twelve months following the date of this Annual Report, we will invest a total amount of approximately $2.5 million in R&D expenses in the Content Platform, primarily to improve our existing services and technologies in this platform.

Government Regulation

We are subject to a number of U.S. federal and state laws and foreign laws and regulations that affect companies conducting business on the internet. The manner in which existing laws and regulations will be applied to the internet in general, and how they will relate to our business in particular is unclear. Accordingly, we cannot be certain how existing laws will be interpreted or how they will evolve in areas such as user privacy, data protection, content, use of “cookies,” access changes, “net neutrality,” pricing, advertising, distribution of “spam,” intellectual property, distribution, protection of minors, consumer protection, taxation and online payment services.

For example, we are subject to U.S. federal and state laws regarding copyright infringement, privacy and protection of user data, many of which are subject to regulation by the Federal Trade Commission. These laws include the California Consumer Privacy Act, which provides data privacy rights for consumers and operational requirements for companies and the CPRA which imposes additional notice and opt out obligations, including an obligation to provide an opt-out for behavioral advertising. The Digital Millennium Copyright Act, which aims to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or the rights of others, and other federal laws that restrict online service providers’ collection of user information on minors as well as distribution of materials deemed harmful to minors. Many U.S. states, such as California, have adopted or are planning to adopt statutes that require online service providers to report certain security breaches of personal data and to report to consumers when personal data will be disclosed to direct marketers. There are also a number of legislative proposals pending before the U.S. Congress and various state legislative bodies concerning data protection which could affect us. The interpretation of data protection laws, and their application to the internet, is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways and in a manner that is not consistent with our current data protection practices.

Foreign data protection, privacy and other laws and regulations may affect our business, and such laws can be more restrictive than those in the United States. For example, in Israel, privacy laws require that any request for personal information for use or retention in a database, be accompanied by a notice that indicates: whether a person is legally required to disclose such information or that such disclosure is made at such person’s free will and consent; the purpose for which the information is requested; and to whom the information is to be delivered and for which purposes. A breach of privacy under such laws is considered a civil wrong and subject to administrative fines as well as civil damages. Certain violations of the law are considered criminal offences punishable by imprisonment. In the European Union, similar data protection rules exist as well was privacy legislation restricting the use of cookies and similar technologies. Subject to some limited exceptions, the storing of information, or the gaining of access to information already stored, in the terminal equipment of a subscriber or user is only allowed on condition that the subscriber or user concerned has given his or her informed consent. Moreover, the GDPR, the General Data Protection Regulation (“GDPR”) presumably has an even wider territorial scope, broadened the definition of personal data to include location data and online identifiers, and imposes more stringent user consent requirements. Further, it includes stringent operational requirements for companies that process personal data and will contain significant penalties for non-compliance. Also in other relevant subject matters, such as cyber security, e-commerce, copyright and cookies, new European initiatives have been announced by the European regulators. To further complicate matters in Europe, to date, member States have some flexibility when implementing European Directives and certain aspects of the GDPR, which can lead to diverging national rules.

Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees or infrastructure.

These regulations result in significant compliance costs and could result in restricting the growth and profitability of the Company’s business.

Human Capital Management

As of March 9, 2023, we employ 51 full-time employees or consultants. Of these employees, 15 are primarily engaged in search activities for Gix Media, 28 are primarily engaged in digital content activities for Cortex and 8 are primarily engaged in general administrative, business development and financial consulting. None of our employees are members of a union or subject to the terms of a collective bargaining agreement.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. In particular, we depend on the skills, experience and performance of our senior management and customer service and research personnel. We compete for qualified personnel with other ad-tech companies.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the environmental, health and safety of our employees (EHS). The keys to our EHS success are a workforce that is engaged and a management team who supports and invests in employees’ wellbeing.

We consider our employees to be a key factor to our success and we are focused on attracting and retaining the best employees at all levels of our business. We employ people based on relevant qualifications, demonstrated skills, performance and other job-related factors. We do not tolerate unlawful discrimination related to employment, and strive to ensure that employment decisions related to recruitment, selection, evaluation, compensation, and development, among others, are not influenced by race, color, religion, gender, age, ethnic origin, nationality, sexual orientation, marital status, or disability. We are committed to creating a trusting environment where all ideas are welcomed and employees feel comfortable and empowered to draw on their unique experiences and backgrounds.

We consider our relations with our employees to be good.

Employment Agreements

Our non-executive employees are employed under written employment agreements, based on global monthly salary or on an hourly basis. Some employees receive base salaries and commissions contingent on targets based on the position they fill. The terms of employment generally include, senior employees’ insurance or a pension fund, study fund, loss of working capacity insurance, vacation days and recuperation pay. The Company may participate in employees’ car and mobile phone expenses, under the conditions set out in their individual employment agreements, and also reimburses certain business expenses. The employment agreements are generally for an unlimited period of time and each side is entitled to terminate the agreement with advance notice. Our employment agreements also include an undertaking of confidentiality and non-competition by our employees.

The Company’s employees’ employment terms are generally subject to the terms and conditions of the compensation policy of Gix Internet, our parent company.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary. These risks include, among others, the following:

Risks Associated with Our Business and Industry

●	Our success depends, in part, upon the continued demand of digital advertising as an integral part of corporate marketing and internal communications plans and the continued growth and acceptance of digital advertising as effective alternatives to traditional offline marketing products and services;

●	Online platform updates, including operating systems, search engines, browsers and social media might affect our ability to generate revenues, temporarily or permanently; and

●	Should the providers of internet browsers, advertisement platforms and Search Engines further regulate, constrain or limit our ability to offer digital advertising platforms, or materially change their guidelines, technology or the way they operate, our ability to generate revenue from advertising could be significantly reduced.

●	Large and established internet and technology companies, such as Google, Facebook and Amazon, play a substantial role in the digital advertising market and may significantly harm our ability to operate in this industry;

●	The use of third-party software solutions for the purpose of blocking ads and / or alerts may cause our business to suffer;

●	We depend on supply sources to provide us with advertising inventory in order for us to deliver advertising campaigns in a cost-effective manner;

●	Reliance upon our top customers may adversely affect our revenue and operating results;

●	Our Search Platform depends heavily upon revenue generated from the material agreement with our Gix Major Customer, and any adverse change in that agreement could adversely affect our business, financial condition and results of operations;

●	Reliance upon material suppliers may adversely affect our revenue and operating results;

●	We may not be able to generate enough cash flow to meet our debt obligations or fund our other liquidity needs;

●	Our success is dependent on the preferences of consumers, internet users and advertisers;

●	A loss of the services of our technology vendors could adversely affect execution of our business strategy; and

●	The outbreak of a global pandemic may adversely affect our business, financial condition, liquidity and results of operations.

Risks Related to our Competition

●	Large and established internet and technology companies, such as Google and Facebook, play a substantial role in the digital advertising market and may significantly impair our ability to operate in this industry; and

●	The digital advertising market is highly competitive. If we cannot compete effectively in this market, our revenues are likely to decline.

Risks Related to our Intellectual Property

●	If we cannot enforce and protect our intellectual property rights, our business could be adversely affected;

●	We may in the future be, subject to claims of intellectual property infringement that could adversely affect our business; and

●	Patent terms may be inadequate to protect our competitive position for an adequate amount of time.

Risks Related to Data Protection Regulation

●	We may not be able to protect our systems, technology and infrastructure from cyberattacks;

●	A failure in our technology infrastructure may adversely affect our business and financial condition and disrupt our customers’ businesses;

●	Our business depends on our ability to collect and use data, and any limitation on the collection and use of this data could significantly diminish the value of our platforms and cause us to lose customers and revenue. Regulations, legislation, or self-regulation developments relating to privacy, data collection and protection, e-commerce, and internet advertising, privacy and data collection and protection, and uncertainties regarding the application or interpretation of existing or newly adopted laws and regulations, could harm our business and subject us to significant legal liability for non-compliance; and

●	We rely on third-party Internet, mobile, and other products and services to deliver our mobile and web applications our customers, and any disruption of, or interference with, our use of those services could adversely affect our business, financial condition, results of operations, and customers.

Risks Related to Our Common Stock

●	Shares of Common Stock issuable upon the conversion of warrants may substantially increase the number of shares of Common Stock available for sale in the public market and depress the price of our Common Stock;

●	We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights;

●	The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders;

●	We have never paid cash dividends and do not anticipate doing so in the foreseeable future;

●	Our Common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in our stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment;

●	Our common stock has been downgraded to the OTC Markets, Pink Tier and is thinly traded, and as a result the sale of your holding may take a considerable amount of time;

●	The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock;

●	Shares of Common Stock eligible for future sale may adversely affect the market;

●	Our share price has fluctuated significantly and could continue to fluctuate significantly;

●	If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected;

●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline; and

●	Delaware law contains provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.

Risks Related to our Operations in Israel

●	Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings;

●	Political, economic and military instability in Israel may impede our ability to operate and harm our financial results; and

●	It may be difficult to enforce a judgment of a U.S. court against us, our officers and directors or the Israeli experts named in our reports filed with the SEC in Israel or the United States, to assert U.S. securities laws claims in Israel or to serve process on our officers and directors and these experts.

Risks Associated with Our Business and Industry

Our success depends, in part, upon the continued demand of digital advertising as an integral part of corporate marketing and internal communications plans and the continued growth and acceptance of digital content as effective alternatives to traditional offline marketing products and services.

We provide digital advertising platforms. Our revenues are derived from the sale of our platforms. If the demand for digital advertising does not continue to grow or customers do not embrace our platforms, this could have a material adverse effect on our business and financial condition.

Our success also depends, in part, on our ability to compete for a share of available advertising/marketing expenditures as more traditional offline and emerging media companies continue to enter the digital advertising market, as well as on the continued growth and acceptance of digital advertising generally. If for any reason digital advertising is not perceived as effective (relative to traditional advertising), web browsers, software programs and/or other applications that limit or prevent advertising from being displayed become commonplace and/or the industry fails to effectively manage click fraud, the market for digital advertising will be negatively impacted. Any lack of growth in the market for digital advertising could adversely affect our business, financial condition and results of operations.

Online platform updates, including operating systems, search engines, browsers and social media might affect our ability to generate revenues, temporarily or permanently.

We comply with certain guidelines promulgated by online platforms for the use of the respective brands and services. Online platforms may unilaterally update their policies and guidelines, which could, in turn, require modifications to, or prohibit and/or render obsolete certain of our advertising solutions, products, services and practices, which could be costly to address or otherwise have an adverse effect on our business, our financial condition and results of operations. Noncompliance with platforms’ guidelines, whether by us or by third parties we work with, if not cured, could result in such online platforms’ suspension of some or all of their services to us, or to the websites of third parties we work with, or the reimbursement of funds paid to us, or the imposition of additional restrictions on our advertising abilities or the termination of certain advertising agreements with our customers.

Should the providers of internet browsers, advertisement platforms and Search Engines further regulate, constrain or limit our ability to offer advertising services, or materially change their guidelines, technology or the way they operate, our ability to generate revenue from advertising could be significantly reduced.

As we provide our services through the internet, we are reliant on our ability to work with the different internet browsers, search engines and advertisement platforms. If Microsoft, Google, Apple, Facebook or other companies that provide internet browsers, advertisement platforms and search engines, effectively further restrict, discourage or otherwise hamper companies, like us, from offering or advertising services, this would continue to cause a material adverse effect on our revenue and our financial results.

Large and established internet and technology companies, such as Google, Facebook and Amazon, play a substantial role in the digital advertising market and may significantly harm our ability to operate in this industry.

Google, Facebook and Amazon are substantial players in the digital advertising market and account for a large portion of the digital advertising budgets, along with other smaller players. Such high concentration causes us to be subject to any unilateral changes they may make with respect to advertising on their respective platforms, which may be more lucrative than alternative methods of advertising or partnerships with other publishers that are not subject to such changes. Furthermore, we could have limited ability to respond to, and adjust for, changes implemented by such players.

These companies, along with other large and established internet and technology companies, may also leverage their power to make changes to their web browsers, operating systems, platforms, networks or other products or services in a way that impacts the entire digital advertising marketplace. Such changes could affect our revenues as it will be required to make technological changes and business adjustments, which might cause the retirement of certain products and services or changes in their profitability.

This, together with other advertisement-blocking technologies incorporated in or compatible with leading internet browsers and operating systems, could impact our advertising business (as well as those of our competitors). These changes could materially impact the way we do business, and if we or our advertisers and third parties we work with are unable to quickly and effectively adjust and provide solutions to those changes, there could be an adverse effect on our revenue and performance.

The use of third-party software solutions for the purpose of blocking ads and / or alerts may cause our business to suffer.

Digital advertising may be blocked by third-party providers. As a result, we may lose both existing and potential new customers and our ability to generate revenue will be negatively impacted.

We depend on supply sources to provide us with advertising inventory in order for us to deliver advertising campaigns in a cost-effective manner.

We rely on a diverse set of publishers including direct publishers, advertising exchange platforms, social networks and other platforms, that aggregate advertising inventory, to provide us with high-quality digital advertising inventory on which we deliver ads, collectively referred to as “supply sources”. The future growth of our advertising business will depend, in part, on our ability to maintain, expand and further develop successful business relationships in order to increase the network of our supply sources.

Our supply sources typically make their advertising inventory available to us on a non-exclusive basis and are not required to provide any minimum amounts of advertising inventory to us or to provide us with a consistent supply of advertising inventory, at any predetermined price or through real time bidding. Supply sources often maintain relationships with various sources of demand that compete with us, and it is easy for supply sources to quickly shift their advertising inventory among these demand sources, or to shift inventory to new demand sources, without notice or accountability. Supply sources may also seek to change the terms at which they offer inventory to us, or they may allocate their advertising inventory to our competitors who offer more favorable economic terms, better solutions and advanced technology. Supply sources may also elect to sell all, or a portion, of their advertising inventory directly to advertisers and agencies, or they may develop their own competitive offerings, which could diminish the demand for our solutions. In addition, significant supply sources within the industry may enter into exclusivity arrangements with our competitors, which could limit our access to a meaningful supply of inventory. As a result of all of these factors, our supply sources may not supply us with sufficient amounts of high-quality digital advertising inventory in order for us to fulfill the demands of our advertising customers.

Because of these factors, we seek to expand and diversify our supply sources; nonetheless, if our supply sources terminate or reduce our access to their advertising inventory, increase the price of inventory or place significant restrictions on the sale of their advertising inventory, or if platforms or exchanges terminate our access to them and we are unsuccessful in establishing or maintaining our relationships with supply sources on commercially reasonable terms, we may not be able to replace this with inventory from other supply sources that satisfy our requirements in a timely and cost-effective manner. If any of these happens, our revenue could decline or our cost of acquiring inventory could increase, which, in turn, could lower our operating margins and materially adversely affect our advertising business.

Reliance upon our top customers may adversely affect our revenue and operating results.

Our top ten customers represented approximately 68% and 88% of our consolidated revenue for the years ended December 31, 2022 and 2021, respectively on a pro forma basis. It is likely that we will depend on a relatively small number of customers for a significant portion of our revenue in the future. If a top customer fails to pay us, cash flow from operations would be impacted and our operating results and financial condition could be harmed. Additionally, if we were to lose a material customer, we may not be able to offer our services at similar utilization or pricing levels and such loss could have an adverse effect on our business until the services are offered at similar utilization or pricing levels.

Our Search Platform depends heavily upon revenue generated from the material agreement with our Gix Major Customer, and any adverse change in that agreement could adversely affect our business, financial condition and results of operations.

We are highly dependent on the material agreement with our Gix Major Customer. If this material agreement is terminated or substantially amended (not on favorable terms), we would experience a material decrease in our revenue from our Search Platform or the profits it generates and would be forced to seek alternative customers, at less competitive terms or accelerate the business we have with the current Search Engines. There are few companies in the market that provide internet search and search advertising services with whom we can directly engage with in the same manner which we are engaged with our Gix Major Customer. Such companies are substantially the only participants in western markets, and competitors do not offer as much coverage through sponsored links or searches. We may divert our operations and user traffic to other third-party partners which provide search feed to Search Engines, however we cannot guarantee that we will be successful. If we fail to quickly locate, negotiate and finalize alternative arrangements or otherwise expedite current operations we have with such alternative search providers, or if we do, but the alternatives do not provide for terms that are as favorable as those currently provided and utilized, we would experience a material reduction in our revenue and, in turn, our business, financial condition and results of operations would be adversely affected.

Reliance upon material suppliers may adversely affect our revenue and operating results.

We are dependent on certain material suppliers and service providers for some of the services we render. In certain cases, we rely on single supplier and/or service provider for the services we offer our customers. In most cases we do not have long term contracts with these suppliers, and even in the cases where we do the contracts include significant qualifications that would make it extremely difficult for us to force the supplier or service provider to provide us with their services, should they choose not to do so. We are therefore subject to the risk that these third-parties we work with will not be able or willing to continue to provide us with services that meet our specifications, quality standards and delivery schedules. Factors that could impact these third parties’ willingness and ability to continue to provide us with the required services include disruption at or affecting their facilities, such as work stoppages or natural disasters, adverse weather or other conditions that affect their supply, their financial conditions and / or deterioration in our relationships with these third parties. In addition, we cannot be sure that we will be able the services we need on satisfactory terms. Any increase in costs could reduce our revenues and harm our gross margins. In addition, any loss of a material supplier and / or service provider may permanently cause a change in one or more of our services that may not be accepted by our customers or cause us to eliminate that product altogether.

We may not be able to generate enough cash flow to meet our debt obligations or fund our other liquidity needs.

Our ability to pay the principal and interest of our Financing Agreement (as defined below) and to satisfy our other liabilities will depend upon future performance and our ability to repay or refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by economic and capital market conditions, results of operations and other factors, many of which are beyond our control. Our ability to meet our debt obligations also may be impacted by changes in prevailing interest rates, as borrowings under our loans bear interest at floating rates. Failure to pay our loans might result in immediate repayment and / or realization of secured assets under the Financing Agreement, which include a floating lien on Gix Media’s assets, bank account, rights under the Cortex Transaction (as defined below), Gix Media’s intellectual property and holdings in Cortex.

Our success is dependent on the preferences of consumers, internet users and advertisers.

Our services rely on the digital devices used by consumers and users. To the extent that users change their consumption habits, or to the extent that traffic does not grow, our activities might decrease and our business operations might be harmed.

A change in advertisers’ preferences could also affect our operations. Advertisers might change their preferences relating to their willingness to work with certain technologies and certain advertising platforms, which might reduce our activities and harm our business operations.

A loss of the services of our technology vendors could adversely affect execution of our business strategy.

Should some of our technology vendors terminate their relationship with us, our ability to continue the development of some of our platforms could be adversely affected, until such time that we find adequate replacement for these vendors, or until such time that we can continue the development on our own.

Global pandemics such as the continued outbreak of the COVID-19 pandemic may negatively impact the global economy in a significant manner for an extended period of time, and also adversely affect our business and operating results.

The outbreak of a global pandemic such as the COVID-19 pandemic may result in a widespread health crisis that may adversely affect businesses, economies and financial markets worldwide, and as a result placing constraints on the operations of businesses, decreased consumer mobility and activity, and significant economic volatility in international capital markets. For example, the COVID-19 pandemic has caused an economic recession, high unemployment rates and other disruptions, both in the United States, Israel and the rest of the world. While the COVID-19 pandemic has not adversely affected our business, an additional outbreak of the COVID-19 and other global pandemics and any of these impacts, including the prolonged continuation of these impacts, could in the future, adversely affect our business and operating results and heighten many of the other risks described in these “Risk Factors.”

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

The digital advertising market is highly competitive. If we cannot compete effectively in this market, our revenues are likely to decline.

We face intense competition in the marketplace. We operate in a dynamic market that is subject to rapid development and introduction of new technologies, products and solutions, changing branding objectives, evolving customer demands and industry guidelines, all of which affect our ability to remain competitive. There are a large number of companies and advertising technology companies that offer products or services similar to ours and that compete with us for finite advertising budgets. There is also a large number of niche companies that are competitive with us, as they provide a subset of the services that we provide. Some of our existing and potential competitors may be better established, benefit from greater name recognition, may offer solutions and technologies that we do not offer or that are more evolved than ours, and may have significantly more financial, technical, sales and marketing resources than we do. In addition, some competitors, particularly those with a larger and more diversified revenue base and a broader offering, may have greater flexibility than we do to compete aggressively on the basis of price and other contract terms as well as respond to market changes. Additionally, companies that do not currently compete with us in this space may change their services to be competitive if there is a revenue opportunity, and new or stronger competitors may emerge through consolidations or acquisitions. If our platforms are not perceived as competitively differentiated or we fail to develop adequately to meet market evolution, we could lose customers and market share or be compelled to reduce our prices and harm our operational results.

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

Many companies (including patent holding companies) and individuals own patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we develop and offer our platforms through various distribution channels we may experience an increase in the number of intellectual property claims against us. These claims, whether meritorious or not, may result in litigation, may be time-consuming and costly to resolve, and may require expensive changes in our methods of doing business. These intellectual property infringement claims may require us to enter into royalty or licensing agreements on unfavorable terms or to incur substantial monetary liability. Additionally, these claims may result in our being enjoined preliminarily or permanently from further use of certain intellectual property or may require us to cease or significantly alter certain of our operations.

Some of our commercial agreements may require us to indemnify third parties against intellectual property infringement claims, which may require us to use substantial resources to defend against or settle such claims or, potentially, to pay damages. These third parties may also discontinue the use of our platforms, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact our business. Additionally, we may be exposed to liability or substantially increased costs if a commercial partner does not honor its contractual obligation to indemnify us for intellectual property infringement claims made by third parties or if any amounts received are not adequate to cover our liabilities or the costs associated with defense of such claims. The occurrence of any of these events could adversely affect our business.

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

Risks Related to Data Protection Regulation

We may not be able to protect our systems, technology and infrastructure from cyberattacks.

We may be under attack by perpetrators of malicious technology-related events, such as the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and other similar malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide. While we continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our platforms, we have invested and continue to invest, heavily in these efforts. These efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated.

Any event of this nature that we experience could damage our systems, technology and infrastructure, prevent us from providing our services, compromise the integrity of our services, damage our reputation and/or be costly to remedy, as well as subject us to investigations by regulatory authorities, fines and/or litigation that could result in liability to third parties.

A failure in our technology infrastructure may adversely affect our business and financial condition and disrupt our customers’ businesses.

We utilize “Cloud” servers, which are not immune to failures, which could affect our activities, including its media-purchasing and processing capabilities.

Regulations, legislation, or self-regulation developments relating to privacy, data collection and protection, e-commerce, and internet advertising, privacy and data collection and protection, and uncertainties regarding the application or interpretation of existing or newly adopted laws and regulations, could harm our business and subject us to significant legal liability for non-compliance. Our business depends on our ability to collect and use data, and any limitation on the collection and use of this data could significantly diminish the value of our platforms and cause us to lose customers and revenue.

Our business is conducted through the internet and therefore, among other things, we are subject to the laws and regulations that apply to e-commerce and online businesses around the world. These laws and regulations are becoming more prevalent in the United States, Europe, Israel, Canada and elsewhere and may impede the growth of the internet and consequently our services. These regulations and laws may cover privacy, data collection and protection, location of data storage and processing, cybersecurity, e-commerce, content, use of “cookies,” access changes, “net neutrality,” pricing, advertising, distribution of “spam” copyright and other intellectual property, libel, marketing, distribution of products, protection of minors, consumer protection, taxation and online payment services. Our platforms receive, collects, stores, processes, transfers and uses certain data about how viewers engaged with videos and helps companies to leverage that data to become a better storyteller and optimize the videos. Our ability to access and utilize such data is crucial.

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

If we were found in violation of any applicable laws or regulations relating to privacy, data protection or security, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features available through our platforms. In addition, these laws and regulations could impose significant costs on us and could constrain our ability to use and process data in manners that may be commercially desirable. In addition, if a breach of data security were to occur or to be alleged to have occurred, if any violation of laws and regulations relating to privacy, data protection or data security were to be alleged, or if we had any actual or alleged defect in our safeguards or practices relating to privacy, data protection, or data security, our solutions may be perceived as less desirable and our business, prospects, financial condition and results of operations could be materially and adversely affected.

For example, we collect, use, maintain and otherwise process certain data about our customers (including, without limitation, customers’ clients or users), partners, candidates and employees, consultants, leads and consumers. Our ability to collect, use, maintain or otherwise process personal data has been, and could be further, restricted by existing and new laws and regulations relating to privacy and data collection and protection, including the EU General Data Protection Regulation 2016/679 (the “GDPR”), the California Consumer Privacy Act (the “CCPA”) and the California Privacy Rights Act (the “CPRA”), the Israeli Privacy Protection Law, 1981 and the regulations thereunder (the “Israeli Privacy Law”) as well as other laws. These laws and regulations generally define personal data to include location data and online identifiers, which are commonly used and collected parameters in digital advertising and, among other things, impose stringent user consent requirements and permit data subjects to request we discontinue using certain data. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

Additionally, the GDPR has a wide territorial scope and contains significant penalties for non-compliance. The GDPR, among other things, imposes requirements to provide detailed and transparent disclosures about how personal data is collected and processed, grants rights for data subjects to access, delete or object to the processing of their personal data, provides for a mandatory breach notification to supervisory authorities (and in certain cases, affected individuals) of certain data breaches, sets limitations on the retention of personal data and outlines significant documentary requirements to demonstrate compliance through policies, procedures, training and audits. Additionally, supervisory authorities in the member states have some flexibility when implementing European Directives and certain aspects of the GDPR, which can lead to diverging national rules. European supervisory authorities have been very active in terms of enforcing data protection rules, including with respect to cookie-related matters. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target individuals, may lead to broader restrictions and impairments on our business activities, may negatively impact our efforts to understand users, and, as a result of us being able to process less data, make our automated decisioning process less accurate.

Recent rulings by the Court of Justice of the European Union and directives from European data protection authorities may additionally limit our use of the IAB Transparency Platform, which our solutions are reliant upon, and curtail the use of online tracking technologies that we use to safeguard against fraud and personalize feeds and advertisements. Failure to adhere to applicable guidance from European data protection authorities may result in substantial fines, significant increases in costs, or damage to our reputation.

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated.

In addition, the U.K.’s General Data Protection Regulation (the “UK GDPR”), impose robust obligations for the collection, control, use, sharing, disclosure and other processing of personal data and contains documentation and accountability requirements for data protection compliance. The UK GDPR exposes us to two parallel regimes (GDPR and UK GDPR), each of which authorizes similar fines and may subject us to increased compliance risk based on differing, and potentially inconsistent or conflicting, interpretation and enforcement by regulators and authorities (particularly, if the laws are amended in the future in divergent ways). Failure to comply with these obligations can result in significant fines and other liability under applicable law. In particular, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the UK GDPR) or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

Similarly, there have been laws and regulations adopted throughout the United States that impose new obligations in areas such as privacy, in particular protection of personal information and implementing adequate cybersecurity measures to protect such information. In the United States, privacy and data security laws are also complex and changing rapidly, these laws are not consistent, and compliance with them in the event of a widespread data breach is complex and costly. Both federal and state legislation also govern the collection, use and other processing of personal data, and the advertising industry has been subject to review by the Federal Trade Commission (the “FTC”), U.S. Congress, and individual states. For example, the CCPA provides data privacy rights for California residents and operational requirements for covered companies. Among other things, companies covered by the CCPA must provide new disclosures to California residents and afford such residents the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In addition, the CPRA, which took effect in January 2023, has expanded the rights granted under the CCPA and impose additional notice and opt out-obligations, including an obligation to provide California residents with the ability to opt-out to the processing of personal information for purposes of behavioral advertising, adds restrictions on the “sale” or “share” of personal information (which it defines broadly under the CCPA), and creates new data privacy rights for California residents and carries significant enforcement penalties for non-compliance. Additional U.S. states have implemented, or are in the process of implementing, similar new laws or regulation (for example, the Virginia Consumer Data Protection Act (“VCDPA”) that has entered into effect on January 1, 2023 and the Colorado Privacy Act (“CPA”) which will go into effect on July 1, 2023) that impose new privacy rights and obligations which resembles the CCPA and CPRA. Further, laws in all 50 states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. More generally, some observers have noted that the CCPA, CPRA, VCDPA, and CPA could mark the beginning of a trend toward more stringent United States federal privacy legislation, which could increase our potential liability and adversely affect our business.

The CCPA, and eventually the CPRA, VCDPA, CPA, and other legal and regulatory changes, are making it easier for certain individuals to opt-out of having their personal data processed and disclosed to third parties through various opt-out mechanisms, which could result in an increase to our operational costs to ensure compliance with such legal and regulatory changes.

In addition, failure to comply with the Israeli Privacy Protection Law 1981, and its regulations as well as the guidelines of the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. Current pending legislation may result in a change of the current enforcement measures and sanctions.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection or data security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for our platforms. Additionally, if third parties we work with violate applicable laws, regulations or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

Due to rapid changes in technology and the inconsistent interpretations of privacy and data collection and protection laws and regulations, we may be required to materially change the way we do business. The challenges imposed by the ongoing need to remain compliant with such laws and regulations, as well the need to implement any changes required based on newly introduced laws and regulations, may slow our growth, and if we are not able to cope with these challenges as effectively as other companies, we will be competitively disadvantaged. Any limitation on our ability to collect and utilize data, including personal data, would make it more difficult for us to be able to optimize ad placement for the benefit of our advertisers and publishers, which could render our solutions less valuable and potentially result in loss of clients and a decline in revenue. For example, we may need to adapt our advertising solution to a “cookie-less” environment and introduce alternative solutions which may not provide the targeting capabilities provided by cookies.

We rely on third-party Internet, mobile, and other products and services to deliver our mobile and web applications to users, and any disruption of, or interference with, our use of those services could adversely affect our business, financial condition, results of operations, and customers.

Our services continuing and uninterrupted performance is critical to our success. Our services are dependent on the performance and reliability of internet, mobile, and other infrastructure services that are not under our control. For example, we currently host our services and support our operations using a third-party provider of cloud infrastructure services. While we have engaged reputable vendors to provide these products or services, we do not have control over the operations of the facilities or systems used by our third-party providers. These facilities and systems may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages, pandemics, and similar events or acts of misconduct. In addition, any changes in one of our third-party service provider’s service levels may adversely affect our ability to meet the requirements of our customers. While we believe we have implemented reasonable backup and disaster recovery plans, we expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints, or external factors beyond our control. Sustained or repeated system failures would reduce the attractiveness of our offerings and could disrupt our customers’ businesses. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our products and service offerings. Any negative publicity or user dissatisfaction arising from these disruptions could harm our reputation and brand, may adversely affect the usage of our offerings, and could harm our business, financial condition and results of operation.

Risks Related to Our Common Stock

Shares of Common Stock issuable upon the conversion of warrants may substantially increase the number of shares of Common Stock available for sale in the public market and depress the price of our Common Stock.

As of December 31, 2022, we had outstanding: (i) Class J Warrants exercisable to purchase 130,333 shares of Common Stock at an exercise price of $13.44 per share of Common Stock; and (ii) Class K Warrants exercisable to purchase 130,333 shares of Common Stock, at an exercise price of $22.40 per share of Common Stock.

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

We are authorized to issue 490,000,000 shares of Common Stock, of which, as of December 31, 2022, 14,783,964 shares of Common Stock were outstanding. Additional shares of Common Stock may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares of Common Stock may adversely affect the market price of our Common Stock.

Our Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, par value $0.0001 per share of which none were issued and outstanding as of December 31, 2022. The Board of Directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the Board of Directors may issue preferred stock which may convert into large numbers of shares of common stock and consequently lead to further dilution of other stockholders.

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

Our common stock has been downgraded to the OTC Markets, Pink Tier and is thinly traded, and as a result the sale of your holding may take a considerable amount of time.

The OTC Markets Group has downgraded trading in the Company’s shares of Common Stock to the OTC Markets, Pink Tier from its trading on the OTCQB Markets on November 7, 2022. The shares of our Common Stock are thinly-traded meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

In the absence of an active trading market, investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our Common Stock may be limited, and a lack of visibility for shares of our Common Stock may have a depressive effect on the market price for shares of our Common Stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. Furthermore, because of the limited market and generally low volume of trading in our Common Stock, the price of our Common Stock could more likely be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets’ perception of our business, and announcements made by us, our competitors, or parties with whom we have business relationships.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

The OTC Markets, Pink Tier securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because the OTC Markets, Pink Tier reporting requirements are less stringent than those of a national securities stock exchanges such as the Nasdaq Stock Market LLC (the “Nasdaq”).

Patterns of fraud and abuse include:

● Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

● Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

● “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

● Excessive and undisclosed bid-ask differentials and mark-ups by selling broker-dealers; and

● Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Our share price has fluctuated significantly and could continue to fluctuate significantly.

The market price for our Common Stock, as well as the prices of shares of other technology and ad-tech companies, has been volatile. The following factors may cause significant fluctuations in the market price of our Common Stock:

●	negative fluctuations in our quarterly revenue and earnings or those of our competitors;
●	pending sales into the market due to the sale of large blocks of shares, due to, among other reasons, the expiration of any tax-related or contractual lock–ups with respect to significant amounts of our shares of Common Stock;
●	changes in our senior management;
●	changes in regulations or in policies of Search Engines or other industry conditions;
●	mergers and acquisitions by us or our competitors;
●	technological innovations;
●	the introduction of new products; and
●	the conditions of the securities markets, political, economic and other developments worldwide.

In addition, share prices of many technology companies in general and ad-tech companies in particular fluctuate significantly for reasons that may be unrelated or disproportionate to operating results. The factors discussed above may depress or cause volatility to our share price, regardless of our actual operating results.

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

Management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022 and concluded that although the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2021 has been remediated, the Company’s disclosure controls and procedures were not effective as of the end of December 31, 2022, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), as the assets of an acquired business, which have been excluded from management’s assessment of internal control over financial reporting, constitute substantially all of the Company’s assets as of December 31, 2022. This could lead investors to question the reliability and accuracy of our reported financial information and could adversely impact the market price of our Common Stock.

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

We expect to incur expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or how much will it costs to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future, and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting.

In connection with the preparation of our financial statements for the year ended December 31, 2021, our management identified a material weakness in our internal control over financial reporting. In response to that material weakness, we implemented a remediation plan and reviewed our existing processes and controls in order to identify additional control deficiencies and designed new controls or adjusted the design of our existing controls in order to improve our processes and controls. Although management determined that the material weakness in connection with the Company’s internal controls over financial reporting for the year ended December 31, 2021 has been remediated, our management concluded that the Company’s disclosure controls and procedures were not effective as of the end of December 31, 2022. We cannot assure you that management will not additionally determine in the future that our internal control over financial reporting is not effective and we cannot predict how the market prices of our shares of Common Stock will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

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

Our offices and management team are located in the Tel-Aviv metropolitan area, Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired from the Gaza Strip against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

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

The Israeli government is currently pursuing extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and Board of Directors.

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

It may be difficult to enforce a judgment of a U.S. court against us, our officers and directors or the Israeli experts named in our reports filed with the SEC in Israel or the United States, to assert U.S. securities laws claims in Israel or to serve process on our officers and directors and these experts.

Our directors reside outside of the United States, and most of the assets of our directors are located outside of the United States. Therefore, a judgment obtained against us, or our directors, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by an Israeli court. It may also be difficult for you to effect service of process on our directors in the United States or to assert U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli law.

There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a U.S. or foreign court.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently conduct the operations of our Search Platform from our offices in Ramat Gan, which we have been occupying since June 2021. We pay a monthly fee of $10,000 for the lease of the offices. The first term of the lease is thirty-six (36) months, until March 1, 2024, with an option to extend for four (4) additional years. We have a bank deposit as a guarantee in the amount of approximately $21,000 the purpose of ensuring payment of the rent for our offices. We currently conduct the operations of our Content Platform from our offices in Ramat Hachayal Tel Aviv, which we have been occupying since September 1, 2016. We pay a monthly fee of $14,000 for the lease of these offices, which we rent on a monthly basis.

ITEM 3. LEGAL PROCEEDING

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, threatened against or affecting the Company, our Common Stock, our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY

Market Information

Our Common Stock is currently quoted on the OTC Markets, Pink Tier under the symbol VBIX, since November 7, 2022. In connection with the Reorganization Transaction, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, effective as of August 31, 2022, pursuant to which the Company, among other things, effected the Reverse Split of its Common Stock at a ratio of 1-for-28.

Holders of Common Stock

As of December 31, 2022, there were approximately 2,689 stockholders of record of our Common Stock and 14,783,964 shares of our Common Stock outstanding.

Our transfer agent is Transfer Online, 512 SE Salmon Street, Portland, OR 97214-3444, telephone: (503) 227-2950.

Dividends

Holders of Common Stock are entitled to dividends if declared by our Board of Directors, out of funds legally available therefore. We have never declared cash dividends on our Common Stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses.

Outstanding Warrants

The following table summarizes information of outstanding warrants as of December 31, 2022:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	130,333	July 2029	$13.44	130,333
Class K Warrants	130,333	July 2029	$22.40	130,333

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report, the Company has authorized 2,500,000 shares of Common Stock for issuance under our 2023 Stock Incentive Plan (the “2023 Plan”). We do not grant options under our 2017 Employee Incentive Plan (the “2017 Plan”) as it was superseded by the 2023 Plan.

The following table summarizes information of outstanding options as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders (2017 Plan)	-	-	133,333
Equity compensation plans not approved by security holders (2023 Plan)			2,500,000

2023 Stock Incentive Plan

The maximum number of shares of Common Stock available for issuance under the 2023 Plan is equal to the sum of (i) 2,500,000 shares of Common Stock plus (ii) an annual increase on the first day of each year beginning in 2024 and on January 1st of each calendar year thereafter and through January 1, 2034, equal to the lesser of (A) 5% of our outstanding capital stock on the last day of the immediately preceding calendar year; and (B) such smaller amount as determined by our Board of Directors if so determined prior to January 1 of a calendar year in which the increase will occur, provided that no more than 2,500,000 shares of Common Stock may be issued upon the exercise of Incentive Stock Options.

Administration. The Board of Directors, or a committee established or appointed by the Board of Directors to administer the 2023 Plan (the “Administrator”), administers the 2023 Plan. Under the 2023 Plan, the Administrator has the authority, subject to applicable law, to interpret the terms of the 2023 Plan and any award agreements or awards granted thereunder, designate recipients of awards, determine and amend the terms of awards, including the exercise price of an option award, the fair market value of our Common Stock, the time and vesting schedule applicable to an award or the method of payment for an award, accelerate or amend the vesting schedule applicable to an award, prescribe the forms of agreement for use under the 2023 Plan and take all other actions and make all other determinations necessary for the administration of the 2023 Plan.

The Administrator also has the authority to approve the conversion, substitution, cancellation or suspension under and in accordance with the 2023 Plan of any or all option awards or shares of Common Stock, and the authority to modify option awards to eligible individuals who are foreign nationals or are individuals who are employed outside Israel or the United State of America to recognize differences in local law, tax policy or custom, in order to effectuate the purposes of the 2023 Plan but without amending the 2023 Plan. The Administrator also has the authority to amend and rescind rules and regulations relating to the 2023 Plan or terminate the 2023 Plan at any time. No termination or amendment of the 2023 Plan shall affect any then outstanding award unless expressly provided by the Administrator.

Eligibility. The 2023 Plan provides for granting awards under various tax regimes, including, without limitation, in compliance with Section 102 of the Israeli Income Tax Ordinance (New Version) 5271-1961 (the “Ordinance”), and Section 3(i) of the Ordinance and for awards granted to our United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 of the United States Internal Revenue Code of 1986 (the “Code”) and Section 409A of the Code.

Section 102 of the Ordinance allows employees, directors and officers who are not controlling stockholders and are considered Israeli residents to receive favorable tax treatment for compensation in the form of shares or options under certain terms and conditions. Any non-employee service providers and controlling stockholders who are considered Israeli residents may only be granted options under section 3(i) of the Ordinance, which does not provide for similar tax benefits. Section 102 includes two alternatives for tax treatment involving the issuance of options or shares to a trustee for the benefit of the grantees and also includes an additional alternative for the issuance of options or shares directly to the grantee. Section 102(b)(2) of the Ordinance, the most favorable tax treatment for the grantee, permits the issuance to a trustee under the “capital gain track”.

Grants. All awards granted pursuant to the 2023 Plan will be evidenced by an award agreement, in a form approved, from time to time, by the Administrator in its sole discretion. The award agreement will set forth the terms and conditions of the award, including the type of award, number of shares subject to such award, vesting schedule and conditions (including performance goals or measures) and the exercise price, if applicable. Certain awards under the 2023 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards.

Unless otherwise determined by the Administrator and stated in the award agreement, and subject to the conditions of the 2023 Plan, awards vest and become exercisable under the following schedule: 25% of the shares covered by the award on the first anniversary of the vesting commencement date determined by the Administrator (and in the absence of such determination, the date on which such award was granted) and 6.25% of the shares covered by the award at the end of each subsequent three-month period thereafter over the course of the following three years; provided that the grantee remains continuously as an employee or provides services to us throughout such vesting dates. Each award will expire seven years from the date of the grant thereof, unless such shorter term of expiration is otherwise designated by the Administrator.

Awards. The 2023 Plan provides for the grant of stock options (including Incentive Stock Options and nonqualified stock options), shares of Common Stock, restricted stock, RSUs and other stock-based awards. To the extent required by applicable law, the exercise price of an option may not be less than the par value of the shares (if the shares bear a par value) for which such option is exercisable.

Options granted under the 2023 Plan to our employees who are U.S. residents may qualify as Incentive Stock Options, or may be non-qualified stock options. The exercise price of a non-qualified stock option shall not be less than 100% of the fair market value of a share on the date of grant of such option or such other amount as may be required pursuant to the section 409A of the Code. Notwithstanding the foregoing, a non-qualified stock option may be granted with an exercise price lower than the minimum exercise price set forth above if such Award is granted pursuant to an assumption or substitution for another option in a manner qualifying under the provisions of that complies with section 424(a) of the Code 1.409A-1(b)(5)(v)(D) of the U.S. Treasury Regulations or any successor guidance. The exercise price of an Incentive Stock Option may not be less than 100% of the fair market value of the underlying share on the date of grant or such other amount as may be required pursuant to the Code. Notwithstanding the foregoing, an Incentive Stock Option may be granted with an exercise price lower than the minimum exercise price set forth above if such award is granted pursuant to an assumption or substitution for another option in a manner that complies with the provisions of Section 424(a) of the Code. In the case of Incentive Stock Options granted to a ten percent stockholder, (i) the exercise price shall not be less than 110% of the fair market value of the underlying share on the date of grant, and (ii) the exercise period shall not exceed five (5) years from the effective date of grant of such grant.

Exercise. An award under the 2023 Plan may be exercised by providing us with a written or electronic notice of exercise and full payment of the exercise price for such shares underlying the award, if applicable, in such form and method as may be determined by the Administrator and permitted by applicable law. An award may not be exercised for a fraction of a share. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2023 Plan, the Administrator may, in its discretion, accept cash, provide for net withholding of shares in a net exercise mechanism or direct a securities broker to sell shares and deliver all or a part of the proceeds to us or the trustee.

Transferability. Other than by will, the laws of descent and distribution or as otherwise provided under the 2023 Plan or by the Administrator, neither the options nor any right in connection with such options are assignable or transferable.

Termination of Employment. In the event of termination of a grantee’s employment or service with us or any of our affiliates, all vested and exercisable awards held by such grantee as of the date of termination may be exercised within three months after such date of termination, unless otherwise determined by the Administrator, but in no event later than the date of expiration of the award as set forth in the award agreement. After such three-month period, all such unexercised awards will terminate and the shares covered by such awards shall again be available for issuance under the 2023 Plan.

In the event of termination of a grantee’s employment or service with us or any of our affiliates due to such grantee’s death or permanent disability, or in the event of the grantee’s death within the three month period (or such longer period as determined by the Administrator) following his or her termination of service, all vested and exercisable awards held by such grantee as of the date of termination may be exercised by the grantee or the grantee’s legal guardian, estate or by a person who acquired the right to exercise the award by bequest or inheritance, as applicable, within one year after such date of termination, unless otherwise provided by the Administrator, but in no event later than the date of expiration of the award as set forth in the award agreement. Any awards which are unvested as of the date of such termination or which are vested but not then exercised within the one-year period following such date, will terminate and the shares covered by such awards shall again be available for issuance under the 2023 Plan. In the event that the employment or service of a grantee shall terminate on account of such grantee’s retirement, all awards of such grantee that are exercisable at the time of such retirement may, unless earlier terminated in accordance with their terms, be exercised at any time within the three-month period after the date of such retirement (or such different period as the Administrator shall prescribe). Notwithstanding any of the foregoing, if a grantee’s employment or services with us or any of our affiliates is terminated for “cause” (as defined in the 2023 Plan), all outstanding awards held by such grantee (whether vested or unvested) will terminate on the date of such termination and the shares covered by such awards shall again be available for issuance under the 2023 Plan.

Voting Rights. Except with respect to restricted stock awards, grantees will not have the same rights as a shareholder with respect to any of our shares covered by an award until the award has vested and/or the grantee has exercised such award, paid any exercise price for such award and becomes the record holder of the shares. With respect to restricted stock awards, grantees will possess all incidents of ownership of the restricted shares, including the right to vote and receive dividends on such shares.

Dividends. Grantees holding restricted share awards will be entitled to receive dividends and other distributions with respect to the shares underlying the restricted share award. Any stock split, stock dividend, combination of shares or similar transaction will be subject to the restrictions of the original restricted stock award. Grantees holding RSUs will not be eligible to receive dividend but may be eligible to receive dividend equivalents.

Transactions. In the event of a stock split, reverse stock split, stock dividend, recapitalization, combination or reclassification of our stock, the Administrator in its sole discretion may, without the need for a consent of any holder of an award, make an appropriate adjustment in order to adjust (i) the number and class of shares reserved and available for grants of awards, (ii) the number and class of stock covered by outstanding awards, (iii) the exercise price per share covered by any award, (iv) the terms and conditions concerning vesting and exercisability and the term and duration of the outstanding awards, (v) the type or class of security, asset or right underlying the award (which need not be only that of ours, and may be that of the surviving corporation or any affiliate thereof or such other entity party to any of the above transactions), and (vi) any other terms of the award that in the opinion of the Administrator should be adjusted; provided that any fractional shares resulting from such adjustment shall be rounded to the nearest whole share unless otherwise determined by the Administrator and the company shall have no obligation to make any cash or other payment with respect to such fractional shares. In the event of a distribution of a cash dividend to all shareholders, the Administrator may determine, without the consent of any holder of an award, that the exercise price of an outstanding and unexercised award shall be reduced by an amount equal to the per share gross dividend amount distributed by us, subject to applicable law.

In the event of a merger or consolidation of our business or a sale of all, or substantially all, of our stock or assets or other transaction having a similar effect on us, or change in the composition of the Board of Directors, or liquidation or dissolution, or such other transaction or circumstances that our Board of Directors determines to be a relevant transaction, then without the consent of the grantee and without any prior notice requirement, (i) unless otherwise determined by the Administrator, any outstanding award will be assumed or substituted by us, or such successor corporation, or by any parent or affiliate thereof, or (ii) regardless of whether or not awards are assumed or substituted (a) provide the grantee with the option to exercise the award as to all or part of the shares, and may provide for an acceleration of vesting of unvested awards, (b) cancel the award and pay in cash, our shares, the acquirer or other corporation which is a party to such transaction or other property as determined by the Administrator as fair in the circumstances, or (c) provide that the terms of any award shall be otherwise amended, modified or terminated, as determined by the Administrator to be fair in the circumstances.

Intercompany Agreements

In connection with the adoption of our 2023 Plan, on March 7, 2023 we entered into certain intercompany agreements with two of our subsidiaries, Viewbix Israel and Gix Media (the “Intercompany Agreements”).

The Intercompany Agreements provide for the offer of awards under our 2023 Plan to service providers of Viewbix Israel and Gix Media, as our affiliates under the 2023 Plan (“Affiliates”). Under the Intercompany Agreements, our Affiliates will each bear the costs of awards granted to its service providers under the 2023 Plan and will reimburse the Company upon the issuance of shares of our Common Stock pursuant to an award, but in any event not prior to the vesting of an award, for the costs of the shares issued to its service providers participating in the 2023 Plan. The reimbursement amount shall be equal to the lower of (a) the book expense for such award as recorded on the financial statements of the respective Affiliate, determined and calculated according to either IFRS, U.S. GAAP, or any other financial reporting standard that may be applicable in the future, or (b) the fair value of the shares of our Common Stock at the time of exercise of an option or at the time of vesting of an RSU, as applicable.

Recent Sales of Unregistered Securities

Upon the Closing of the Reorganization Transaction and pursuant to the terms of the agreement thereof, the Company issued 13,540,167 shares of Common Stock to shareholders of Gix Media in consideration for 100% of the outstanding share capital of Gix Media. The shares of Common Stock were issued under Regulation S. See “Item 1. Description of Business – Reorganization Transaction with Gix Media Ltd.”, for further information.

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

Organizational Background

The Registrant was incorporated in the State of Delaware on August 16, 1985, under a predecessor name, InFerGene Company. On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc.

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

Virtual Crypto Technologies Ltd.

On January 17, 2018, the Company formed a new wholly-owned subsidiary, VCT. On February 22, 2018, the Company’s name was changed from Emerald Medical Applications Corp. to Virtual Crypto Technologies, Inc. to reflect its new operations and business focus. On January 27, 2020, VCT Israel was sold to a third party for NIS 50,000 ($14,459).

Recapitalization Transaction

On February 7, 2019, the Company entered into the Recapitalization Transaction with Gix Internet, pursuant to which, Gix Internet assigned, transferred and delivered 99.83% of its holdings in Viewbix Israel, to the Company in exchange for Common Stock of the Company, which resulted in Viewbix Israel becoming a subsidiary of the Company. In connection with the Recapitalization Transaction, effective as of July 26, 2019, the Company’s name was changed from Virtual Crypto Technologies, Inc. to Viewbix Inc.

Reorganization Transaction

On September 19, 2022, the Company consummated the Reorganization Transaction with Gix Media pursuant to which Gix Media Shares were exchanged for shares of the Company’s Common Stock, which resulted in Gix Media becoming a wholly owned subsidiary of the Company. Prior to the closing of the Reorganization Transaction, Gix Media was a majority-owned subsidiary of Gix Internet, which held approximately 58% of the Common Stock of the Company, on a fully diluted basis. Following the Reorganization Transaction, holders of the Gix Media Shares held 90% of the Company’s Common Stock on a fully diluted basis, with Gix holding 76.67% of the Common Stock on a fully diluted basis.

Cortex Acquisition

On October 13, 2021, Gix Media acquired 70% (on a fully diluted basis) of the share capital of Cortex. In consideration for the Cortex Acquisition, Gix Media paid NIS 35 million in cash (approximately $11 million), out of which an amount of $0.5 million was deposited in trust for a period of 12 months from the closing date. The Cortex Acquisition also includes the obligation (and right) of Gix Media to acquire 30% of Cortex’s Remaining Balance Shares, such that following the completion of the acquisition of all the Remaining Balance Shares, Gix Media will hold 100% of Cortex’s share capital on a fully diluted basis. In January 2023, the Company acquired an additional 10% of Cortex’s share capital.

In connection with the Cortex Acquisition, at the closing date, Gix Media entered into the Financing Agreement with Leumi for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the Cortex Acquisition.

Results of Operations during the year ended December 31, 2022, as compared to the year ended December 31, 2021

Revenues for the year ended December 31, 2022, were $96,603 thousand as compared to $45,224 thousand for the year end December 31, 2021. The reason for the increase during the fiscal year ended December 31, 2022, is due to the Cortex Acquisition on October 13, 2021, therefore, the financial statements of the Company for the year ended December 31, 2022, include Cortex’s financial results for the full fiscal year, compared to the financial statements of the Company for the year ended December 31, 2021, which include Cortex’s financial results for approximately only two and a half months, since the date of the Cortex Acquisition.

Traffic acquisition and related costs for the year ended December 31, 2022, were $83,011 thousand as compared to $37,442 thousand for the year ended December 31, 2021. The reason for the increase in the year ended December 31, 2022, is due to the inclusion of Cortex’s financial results for different periods of time in the financial statements of the Company for the years ended December 31, 2022, and 2021, as explained above.

Research and development costs for the year ended December 31, 2022, was $3,255 thousand as compared to $2,369 thousand for the year ended December 31, 2021. The reason for the increase in the year ended December 31, 2022, is due to the inclusion of Cortex’s financial statements.

Sales and marketing expenses for the year ended December 31, 2022, was $2,479 thousand as compared to $1,345 thousand for the year ended December 31, 2021. The reason for the increase in the year ended December 31, 2022, is due to the inclusion of Cortex’s financial statements.

General and administration expenses for the year ended December 31, 2022, was $2,157 thousand as compared to $1,384 thousand for the year ended December 31, 2021. The reason for the increase in the year ended December 31, 2022, is due to the inclusion of Cortex’s financial statements.

Our depreciation and amortization expenses for the year ended December 31, 2022, were $2,809 thousand, as compared to $1,941 thousand during the same period in the prior year. The reason for the increase, is due to the Company’s recording depreciation and amortization expenses in connection with the Cortex Acquisition on October 13, 2021 and the Reorganization Transaction on September 19, 2022, reflecting the historical cost and depreciation expenses of all intangible assets as reflected in the consolidated financial statements of Medigus Ltd. (see Note 1b of our audited and consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K).

Our business acquisition and related costs were $166 thousand for the year ended December 31, 2022, compared to $222 thousand during the year ended December 31, 2021. In the year ended December 31, 2022, the Company’s recorded business acquisition and related costs were in connection with the Reorganization Transaction in the year ended December 31, 2021, the Company’s business acquisition and related costs were in connection with the Cortex Acquisition.

Our net financial expense was $1,456 thousand for the year ended December 31, 2022, compared to net financial income of $140 thousand for the year ended December 31, 2021. The reason for the increase in financial expenses in the year ended December 31, 2022, is primarily due to financial expenses in connection with the Financing Agreement as part of the Cortex Acquisition on October 13, 2021, the increase of the USD to NIS exchange rate and the increased interest on the Company’s bank loans which due to the significant increases in the market’s interest rates during the year ended December 31, 2022.

Our tax expenses were $153 thousand for the year ended December 31, 2022, as compared to $90 thousand tax expenses for the year ended December 31, 2021. The reason for the increase in the year ended December 31, 2022, is due to the inclusion of Cortex’s financial statements.

Liquidity and Capital Resources

As of December 31, 2022, we had current assets of $29,841 thousand consisting of $4,196 thousand in cash and cash equivalents, $185 thousand in restricted deposits, $20,945 thousand in accounts receivables, $973 thousand in other current receivables and $3,542 thousand in the loan to our parent company, in accordance with the Second Loan Agreement, as defined below.

As of December 31, 2022, we had non-current assets of $33,854 thousand consisting of $52 thousand in severance pay funds, $340 thousand in deferred taxes, $486 thousand in operating lease right-of-use assets, $302 thousand in property and equipment net, $15,313 thousand in intangible assets, net and $17,361 thousand in goodwill.

As of December 31, 2022, we had $28,522 thousand in current liabilities consisting of $19,782 thousand in accounts payable, $2,084 thousand in other payables, $6,569 thousand in short term loans and current maturities of a long-term loan and $87 thousand in operating lease liabilities.

As of December 31, 2022, we had $5,274 thousand in non-current liabilities consisting of $152 thousand in accrued severance pay, $2,881 thousand long-term loan, $388 thousand in operating lease liabilities - long term and $1,853 thousand in deferred taxes.

As of December 31, 2021, we had current assets of $29,245 thousand consisting of $5,208 thousand in cash and cash equivalents, $234 thousand in restricted deposits, $16,415 thousand in accounts receivables, $1,004 thousand in other receivables and $6,384 thousand in loan to Gix Internet, according to the Second Loan agreement.

As of December 31, 2021, we had non-current assets of $22,016 thousand consisting of $83 thousand in severance pay funds, $133 thousand in deferred taxes, $569 thousand in operating lease right-of-use assets, $334 thousand in property and equipment net, $8,414 thousand in intangible assets, net and $12,483 thousand in goodwill.

As of December 31, 2021, we had $26,796 thousand in current liabilities consisting of $16,676 thousand in accounts payable, $1,317 thousand in other payables, $6,569 thousand in short term loan and current maturities of long-term loan, $91 thousand in operating lease liabilities and a $2,116 thousand in loan from Gix Internet, according to the First Loan agreement, as defined below.

As of December 31, 2021, we had $5,975 thousand in non-current liabilities consisting of $188 thousand in accrued severance pay, $4,270 thousand long-term loan, $491 thousand in operating lease liabilities - long term and $1,026 thousand in deferred taxes.

We had a positive working capital of $1,319 thousand and $2,476 thousand as of December 31, 2022 and December 31, 2021, respectively.

During the fiscal year ended December 31, 2022, we had positive cash flow from operations of $3,237 thousand which was mainly the result of a $1,117 thousand in net income, $3,233 thousand from positive adjustments to operating activities, offset by $1,113 negative changes in assets and liabilities items.

During the fiscal year ended December 31, 2021, we had positive cash flow from operations of $4,366 thousand which was mainly the result of a $591 thousand in net income, $1,406 thousand from positive adjustments to operating activities, and $2,369 positive changes in assets and liabilities items.

During the fiscal year ended December 31, 2022, we had $74 thousand negative cash flow from investing activities as compared to $10,765 thousand negative cash flow from investing activities during the year ended December 31, 2021, which was primarily in connection with the Cortex Acquisition.

During the fiscal year ended December 31, 2022, we had $4,224 thousand negative cash flow from financing activities which was mainly the result of repayment of long-term bank loan in amount of $1,389 thousand, payment of dividend to non-controlling interests in amount of $1,689 thousand and increase in loan to parent company in amount of $1,073 thousand.

During the fiscal year ended December 31, 2021, we had $8,277 thousand positive cash flow from financing activities which was mainly the result of $9,500 thousand receipt of long-term and short-term bank loans in connection with Cortex Acquisition, offset by repayment of short-term and long-term bank loans in amount of 830$ thousand, payment of dividend to non-controlling interests in amount of $194 thousand and increase in loan to parent company in amount of $199 thousand.

There are no limitations in the Company’s Certificate of Incorporation on the Company’s ability to borrow funds or raise funds through the issuance of shares of its common stock to affect a business combination.

On December 18, 2020, we entered into a Loan Agreement (the “Loan Agreement”) with certain investors pursuant to which the investors lent us an aggregate of $69,000 (the “Principal Amount”). In accordance with the terms of the Loan Agreement, we repaid the interest on the Principal Amount (8% compounded annually) to the investors by issuing 19,715 shares of Common Stock, at a price per share of $0.01. The shares of Common Stock were issued to the investors pursuant to Regulation S of the Securities Act of 1933, as amended. In January 2023 we agreed to repay the outstanding Principal Amount to the investors in three equal monthly payments. As of the date of this Annual Report, we delivered two (2) payments of $23,000 each.

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

The Company has also provided several liens under the Financing Agreement with Leumi in connection with the Cortex Transaction, as follows: (1) a guarantee to Leumi of all of Gix Media’s obligations and undertakings to Leumi unlimited in amount; (2) a subordination letter signed by the company to Leumi; (3) A first ranking all asset charge over all of the assets of the Company; and (4) a Deposit Account Control Agreement over the Company’s bank accounts.

According to the Financing Agreement, Gix Media undertook to meet financial covenants over the life of the loans as follows: (1) the ratio of debt to EBITDA, based on the Gix Media’s consolidated financial statements in all 4 consecutive quarters, will not exceed 2.4 in the first two years and will not exceed 1.75 in the following two years. As of December 31, 2022, Gix Media is in compliance with the financial covenants in connection with the Financing Agreement.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements. We identify here a number of policies that entail significant judgments or estimates by management.

Business Combination - Reorganization Transaction

See Note 1B to out consolidated financial statements.

The Company allocates the purchase price of tangible and intangible assets acquired, and liabilities assumed by the Ultimate Parent as of March 1, 2022, based on estimated fair values, with any residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. Different valuations approaches are used to value different types of intangible assets. The Company primarily uses the income approach in the valuation of intangible assets. The income approach to valuation is based on the present value of future cash flows attributable to each identifiable intangible asset. This approach to valuation requires management to make significant estimates and assumptions including but not limited to: discount rates, future cash flows, technology, and customer relationships. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIEWBIX INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Viewbix Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viewbix Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and 2021 and the related consolidated statements of operations, shareholder’s equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Business Combination - Reorganization Transaction – Refer to Note 1B and 7B to the Consolidated Financial Statements

Critical Audit Matter Description

On September 19, 2022, the Company completed a reorganization transaction between the Company, Gix Internet Ltd., the Company’s direct parent (the “Direct parent”) and Gix Media Ltd., a subsidiary of the Company’s direct parent (the “Reorganization”). The Reorganization was accounted for as a transaction between entities under common control. Accordingly, the assets and liabilities of Gix Media Ltd., including goodwill and other intangible assets, are presented in the financial statements at their cost basis as included in the books of the Direct parent, for the period until February 28, 2022, and at their cost basis as included in the books of Medigus Ltd., the ultimate parent (the “Ultimate parent”), for the period from March 1, 2022, the date Medigus Ltd. obtained control in the Direct parent and became the ultimate parent of the Company.

The difference between the cost basis of the assets and liabilities of Gix Media Ltd. in the books of the Ultimate parent as of March 1, 2022, and the cost basis of the assets and liabilities of Gix Media Ltd. in the books of the Direct parent as of February 28, 2022, was recorded as an ‘adjustment to ultimate parent’s carrying values’ in the Company’s statement of shareholders’ equity, in the amount of $13,328,000. This adjustment, substantially in its entirely, is the result of goodwill and other intangible assets of Gix Media Ltd. identified in the purchase price allocation performed by the Ultimate parent as of March 1, 2022. The purchase price has been allocated between tangible and intangible assets acquired and liabilities assumed by the ultimate parent based on estimated fair values, with the residual of the purchase price recorded as goodwill. The intangible assets identified in the acquisition were technology and customer relations.

The fair value of these intangible assets was estimated using the income approach, which is based on the present value of the future cash flows attributable to each identifiable intangible asset. The income approach to valuation requires management to make significant estimates and assumptions related to future cash flows and discount rates.

We identified the fair value of the intangible assets acquired as a critical audit matter because of the significant judgments, estimates and assumptions made by management to estimate their fair value. This required a high degree of auditor judgment and an increased extent of effort, in relation to our audit as whole, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of future cash flows and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Reorganization included the following, among others:

●	We evaluated the reasonableness of management’s forecasts of future cash flows, including underlying revenue growth rates and customer attrition rates, by comparing these forecasts to historical results, as well as by testing the other underlying source information for accuracy and completeness.

●	With the assistance of our fair value specialists, we evaluated the valuation methodologies and the reasonableness of the discount rates and royalty rates, including testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount and royalty rates selected by management.

/s/ Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 24, 2023

We have served as the Company’s auditor since 2012.

VIEWBIX INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		As of December 31	As of December 31
	Note	2022	2021

ASSETS

CURRENT ASSETS

Cash and cash equivalents		4,196	5,208
Restricted deposits		185	234
Accounts receivable		20,945	16,415
Loan to parent company	15	3,542	6,384
Other current assets	3	973	1,004

Total current assets		29,841	29,245

NON-CURRENT ASSETS

Severance pay funds		52	83
Deferred taxes	11	340	133
Property and equipment, net	4	302	334
Operating lease right-of-use asset	5	486	569
Intangible assets, net	6	15,313	8,414
Goodwill	6	17,361	12,483

Total non-current assets		33,854	22,016

Total assets		63,695	51,261

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED BALANCE SHEETS (Cont.)

U.S. dollars in thousands (except share data)

		As of December 31	As of December 31
	Note	2022	2021

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	8	19,782	16,676
Short-term loans	10	5,069	5,069
Current maturities of long-term loan	10	1,500	1,500
Other payables	9	2,084	1,317
Loan from parent company	15	-	2,116
Operating lease liabilities - short term	5	87	91

Total current liabilities		28,522	26,769

NON-CURRENT LIABILITIES

Accrued severance pay		152	188
Long-term loan, net of current maturities	10	2,881	4,270
Operating lease liabilities - long term	5	388	491
Deferred taxes	11	1,853	1,026

Total non-current liabilities		5,274	5,975

Commitments and Contingencies	12

SHAREHOLDERS’ EQUITY	13

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 14,783,964 shares as of December 31, 2022, and December 31, 2021 (*)		3	3
Additional paid-in capital		25,350	16,074
Accumulated deficit		(3,338)	(2,366)
Equity attributed to shareholders of Viewbix Inc.		22,015	13,711
Non-controlling interests		7,884	4,806
Total equity		29,899	18,517

Total liabilities and shareholders’ equity		63,695	51,261

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction (see note 1.B).

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share data)

		Year ended December 31,
	Note	2022	2021

Revenues		96,603	45,224

Costs and Expenses:
Traffic-acquisition and related costs	14A	83,011	37,422
Research and development	14B	3,255	2,369
Selling and marketing	14C	2,479	1,345
General and administrative	14D	2,157	1,384
Depreciation and amortization	4,6	2,809	1,941
Business acquisition and related costs		166	222

Operating income		2,726	541

Financial expense (income), net	14E	1,456	(140)

Income before income taxes		1,270	681

Income tax expense	11	153	90

Net income		1,117	591

Less: net income attributable to non-controlling interests		1,089	291
Net income attributable to shareholders of Viewbix Inc.		28	300

Net income per share – Basic attributed to shareholders:		0.00	0.02

Net income per share – Diluted attributed to shareholders:		0.00	0.02

Weighted average number of shares (*) – Basic:		14,783,964	14,783,964

Weighted average number of shares (*) – Diluted:		15,044,630	15,044,630

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction (see note 1.B).

The accompanying notes are an integral part of these financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Common stock (*)		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2022	14,783,964	3	16,074	(2,366)	13,711	4,806	18,517
Net income	-	-	-	28	28	1,089	1,117
Share-based compensation	-	-	49	-	49	22	71
Adjustment to Ultimate Parent’s carrying values (see note 7.B)	-	-	9,227	-	9,227	4,101	13,328
Dividend declared to shareholders	-	-	-	(1,000)	(1,000)	-	(1,000)
Dividend declared to non-controlling interests	-	-	-	-	-	(2,134)	(2,134)

Balance as of December 31, 2022	14,783,964	3	25,350	(3,338)	22,015	7,884	29,899

	Common stock (*)		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2021	14,783,964	3	15,933	(2,666)	13,270	-	13,270
Net income	-	-	-	300	300	291	591
Business acquisition (see note 7.A)	-	-	-	-	-	4,709	4,709
Share-based compensation	-	-	(43)	-	(43)	-	(43)
Financing provided by the Parent Company (see note 15.B)	-	-	184	-	184	-	184
Dividend distributed to non-controlling interests	-	-	-	-	-	(194)	(194)

Balance as of December 31, 2021	14,783,964	3	16,074	(2,366)	13,711	4,806	18,517

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction (see note 1.B).

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share data)

	Year ended December 31,
	2022	2021

Cash flows from Operating Activities
Net income	1,117	591

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortizations	2,809	1,941
Share-based compensation	71	(43)
Deferred taxes	(532)	(133)
Accrued interest, net	(76)	(135)
Exchange rate differences on loans	786	(243)
Fair value revaluation of a short-term loan	175	19

Changes in assets and liabilities items:
Decrease (increase) in accounts receivable	(4,530)	498
Decrease (increase) in other receivables	(52)	338
Decrease in operating lease right-of-use assets	83	68
Decrease in severance pay, net	(5)	(249)
Increase in accounts payable	3,106	2,172
Increase (decrease) in other payables	177	(649)
Decrease in operating lease liabilities	(107)	(55)
Increase in loan from parent company	215	246

Net cash provided by operating activities	3,237	4,366

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

U.S. dollars in thousands (except share data)

	Year ended December 31,
	2022	2021

Cash flows from Investing Activities
Purchase of property and equipment	(58)	(311)
Cash paid in connection with an acquisition, net of cash acquired (see note 7)	-	(10,185)
Capitalization of software development costs	(16)	(269)

Net cash used in investing activities	(74)	(10,765)

Cash flows from Financing Activities

Receipt of short-term bank loan	-	3,500
Repayment of short-term bank loan	-	(600)
Receipt of long-term bank loan	-	6,000
Repayment of long-term bank loan	(1,389)	(230)
Payment of dividend to non-controlling interests	(1,689)	(194)
Payment of dividend to shareholders (see note 13.E)	(73)	-
Increase in loan to parent company	(1,073)	(199)

Net cash provided by (used in) financing activities	(4,224)	8,277

Increase (decrease) in cash and cash equivalents and restricted cash	(1,061)	1,878

Cash and cash equivalents and restricted cash at beginning of period	5,442	3,564

Cash and cash equivalents and restricted cash at end of period	4,381	5,442

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	(928)	(381)
Interest paid	(556)	(84)
	(1,484)	(465)

Substantial non-cash activities:
Offset of loans between related parties (see note 15)	2,558	-
Dividend distribution to parent company which was offset from a loan to parent company (see note 15)	714	-
Dividend declared to non-controlling interests (see note 13.E)	445	-
Dividend declared to shareholders (see note 13.E)	130	-
Modification of parent company payable into a loan (see note 15)	-	2,116
Right of use assets obtained in exchange for operating lease liabilities	-	637

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL

A. Organizational Background

Viewbix Inc. (formerly known as Virtual Crypto Technologies, Inc.) (the “Company”) was incorporated in the State of Delaware on August 16, 1985, under a predecessor name, The InFerGene Company (“InFerGene Company”). On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., an Ohio corporation, which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc (“Zaxis”). In 2015 the Company changed its name to Emerald Medical Applications Corp., subsequent to which the Company, through its subsidiarity, was engaged in the development of technology for use in detection of skin cancer. On January 29, 2018, the Company ceased its business operations in this field.

On January 17, 2018, the Company formed a new wholly owned subsidiary under the laws of the State of Israel, Virtual Crypto Technologies Ltd. (“VCT Israel”), to develop and market software and hardware products facilitating and supporting the purchase and/or sale of cryptocurrencies. Effective as of March 7, 2018, the Company’s name was changed from Emerald Medical Applications Corp. to Virtual Crypto Technologies, Inc. VCT Israel ceased its business operation in 2019 and prior to consummation of the Recapitalization Transaction. On January 27, 2020, VCT Israel was sold to a third party for NIS 50 thousand (approximately $13).

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

B. Reorganization Transaction

On December 5, 2021, the Company entered into a certain Agreement and Plan of Merger with Gix Media Ltd. (“Gix Media”), an Israeli company and the majority-owned (77.92%) subsidiary of Gix, the Parent Company and Vmedia Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, Merger Sub merged with and into Gix Media, with Gix Media being the surviving entity and a wholly-owned subsidiary of the Company (the “Reorganization Transaction”).

On September 19, 2022, (the “Closing Date”) the Reorganization Transaction was consummated and as a result, all outstanding ordinary shares of Gix Media, having no par value (the “Gix Media Shares”) were delivered to the Company in exchange for the Company’s shares of common stock, par value $0.0001 per share (“Common Stock”). As a result of the Reorganization Transaction, the former holders of Gix Media Shares, who previously held approximately 68% of the Company’s Common Stock, hold approximately 97% of the Company’s Common Stock, and Gix Media became a wholly owned subsidiary of the Company.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

B. Reorganization Transaction (Cont.)

As the Company and Gix Media Ltd. were consolidated both by the Parent Company and Medigus Ltd. (the “Ultimate Parent”), before and after the Closing Date, the Reorganization Transaction was accounted for as a transaction between entities under common control. Accordingly, the combined financial information of the Company and Gix Media Ltd. is presented in these financial statements, for all periods presented, reflecting the historical cost of the Company and Gix Media Ltd., as it is reflected in the consolidated financial statements of the Parent Company, for all periods preceding March 1, 2022, the date the Ultimate Parent obtained controlling interest in the Parent Company and as it is reflected in the consolidated financial statements of the Ultimate Parent for all periods subsequent to March 1, 2022 (see also note 7.B).

Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction.

C. Business Overview

The Company and its subsidiaries (the “Group”), Gix Media and Cortex Media Group Ltd. (“Cortex”), operate in the field of digital advertising. The Group has two main activities that are reported as separate operating segments: the search segment and the digital content segment.

The search segment develops a variety of technological software solutions, which perform automation, optimization, and monetization of internet campaigns, for the purposes of obtaining and routing internet user traffic to its customers. The search segment activity is conducted by Gix Media.

The digital content segment is engaged in the creation and editing of content, in different languages, for different target audiences, for the purposes of generating revenues from leading advertising platforms, including Google, Facebook, Yahoo and Apple, by utilizing such content to obtain and route internet user traffic for its customers. The digital content segment activity is conducted by Cortex. As of December 31, 2022, Gix Media holds 70% of Cortex’s share capital, The remaining shares are held by Cortex’s founders (see note 7.A).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

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

C. Functional Currency and Foreign Currency Transactions

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

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Balances in non-U.S. dollar currencies are translated into U.S. dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-U.S. dollar transactions and other items in the statements of operations (indicated below), the following exchange rates are used: (i) for transactions exchange rates at transaction dates and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) historical exchange rates. Currency transaction gains and losses are presented in the financial income net, as appropriate.

D. Cash and cash equivalents

The Company considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents.

E. Restricted Deposits

Restricted cash held in interest bearing saving accounts which are used as a security for the Group’s credit card and lease obligations.

F. Accounts receivable and allowance for credit losses

Accounts receivables are recorded at the invoiced amount, net of an allowance for credit losses. The Group evaluates its outstanding accounts receivables and establishes an allowance for credit losses based on information available on their credit condition, current aging, historical experience, future economic and market conditions. These allowances are reevaluated and adjusted periodically as additional information is available. Changes in the allowance for expected credit losses are recorded under general and administrative expenses in the consolidated statements of operations.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

G. Fixed assets

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

H. Leases

In accordance with ASC No. 842 “Leases”, the Company determines if an arrangement is a lease at inception. If an arrangement is a lease, the Company determines whether it is an operating lease or a finance lease at the lease commencement date. Operating leases are included in operating lease right-of-use asset, operating lease liabilities – current, and non-current operating lease liabilities in the Company’s consolidated balance sheets.

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

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

I. Revenue Recognition

As described in note 1.C, the Company generates revenues from obtaining internet user traffic and routing such traffic to its customers. The Company is entitled to receive consideration for its service upon each individual internet user traffic routed to and monetized by its customers.

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

J. Traffic-acquisition and related costs

Traffic acquisition and related costs consist primarily of fees paid to suppliers in connection with the Company’s internet traffic sources, as well as internal costs incurred in connection with the acquisition of such traffic. Traffic acquisition costs are expensed as incurred.

K. Research and development expenses

Research and development costs are charged to the consolidated statements of income as incurred, except for certain costs relating to internally developed software, which are capitalized.

The Company capitalizes certain internal-use software development costs, consisting of direct subcontractors’ costs associated with creating the internally developed software. Software development projects generally include three stages: (i) the preliminary project stage (all costs expensed as incurred); (ii) the application development stage (costs are capitalized) and (iii) the post implementation/operation stage (all costs expensed as incurred).

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

L. Income taxes

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

L. Income taxes (Cont.)

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

M. Contingencies

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

N. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted deposits, accounts receivable, loan to Parent Company, other current assets, current maturities of long-term loan, accounts payable, other payables, short-term loans approximate their fair value due to the short-term maturities of such instruments. The carrying amount of the Parent Company loan approximates its fair value due to its initial recognition at fair value upon modification (see note 15).

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

P. Goodwill (Cont.)

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

Q. Intangible assets, other than goodwill

Intangible assets are identifiable non-monetary assets that have no physical substance. Intangible assets with indefinite useful lives are not amortized and are tested for impairment once a year, or whenever there is a sign indicating that impairment may have occurred, in accordance with ASC 350. An estimate of the useful life of intangible assets with an indefinite useful life is examined at the end of each reporting year. A change in the estimated useful life of an intangible asset that changes from indefinite-lived to finite-lived is treated prospectively.

Intangible assets with a finite useful life are amortized in a straight line over their estimated useful life subject to impairment testing. A change in the estimated useful life of an intangible asset with a finite useful life is treated prospectively.

The useful life used to amortize intangible assets with a finite useful life is as follows:

%
Customer relations	14.3
Technology	16.7-22
Internal-use software	33

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

Severance expenses for the years ended December 31, 2022 and 2021 amounted to $131 and $157, respectively.

T. Share-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, “Stock Compensation” (“ASC 718”), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods, which is generally the vesting period, in the Company’s consolidated statement of operations.

The Company selected the Black-Scholes option pricing model as the most appropriate fair value method for its share options awards. The option-pricing model requires several assumptions, of which the most significant are the expected share price volatility and the expected option term. The Company accounts for forfeitures as they occur.

U. Warrants

The Company accounts for warrants in accordance with applicable accounting guidance provided in ASC Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (ASC Topic 815), as equity instruments.

V. Net income per share

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

X. Recent accounting pronouncements

ASU 2019-12, Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for annual periods beginning after January 1, 2022 and interim periods within annual periods beginning after January 1, 2023, and early adoption was permitted. The adoption of this accounting standard had no material impact on the Company’s consolidated financial statements.

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

Upon adoption of this accounting standard, as of January 1, 2022, The Company has determined that the estimates of current and expected credit losses are immaterial.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

X. Recent accounting pronouncements (cont.)

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

The Company does not expect the adoption of this accounting standard will have a material impact on its consolidated financial statements.

ASU 2021-04, Warrants

In May 2021, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). The guidance is effective for the Company on January 1, 2022. The adoption of this accounting standard has no material impact on the Company’s consolidated financial statements.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 3: OTHER CURRENT ASSETS

Composition:

	As of December 31	As of December 31
	2022	2021

Prepaid expenses	$318	$350
Government authorities	$596	$624
Other receivables	$59	$30
	973	1,004

NOTE 4: PROPERTY AND EQUIPMENT, NET

Composition:

	As of December 31	As of December 31
	2022	2021

Cost:
Computers and peripheral equipment	$491	$436
Office furniture and equipment	$137	$134
Leasehold improvements	$273	$273

Total cost	$901	$843
Less: accumulated depreciation	(599)	(509)
Property and equipment, net	302	334

Depreciation expenses totaled $90 and $94 for the years ended December 31, 2022, and 2021, respectively.

NOTE 5: LEASES

On February 25, 2021, Gix Media entered into a lease agreement for a new corporate office of 479 square meters in Ramat Gan, Israel, at a monthly rent fee of $10. The lease period is for 36 months (the “initial lease period”) with an option by the Company to extend the lease period for two additional terms of 24 months each. In accordance with the lease agreement, the Company made leasehold improvements in exchange for a rent fee discount of $67 which will be spread over the initial lease period.

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 5: LEASES (Cont.)

Weighted-average remaining lease term and discount rate were as follows:

As of December 31 2022

Operating leases weighted average remaining lease term (in years)	5.17
Operating leases weighted average discount rate	3.10%

Maturities of operating lease liabilities as of December 31, 2022, are as follows:

As of December 31
2022

2023	$89
2024	$89
2025	$89
2026	$114
Thereafter	$138
Total lease payments	519
Less: imputed interest	(44)
Present value of lease liabilities	475

Operating lease expenses amounted to $102 and $85 for the years ended December 31, 2022, and 2021, respectively.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS, NET

A. Composition:

	Internal-use Software (*)	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2022	449	7,753	7,757	12,483	28,442
Adjustments to Ultimate Parent company carrying values (see note 7.B)	-	(1,519)	3,251	4,878	6,610
Additions	16	-	-	-	16
Balance as of December 31, 2022	465	6,234	11,008	17,361	35,068

Accumulated amortization:
Balance as of January 1, 2022	-	4,261	3,284	-	7,545
Adjustments to Ultimate Parent company carrying values (see note 7.B)	-	(4,457)	(3,413)	-	(7,870)
Amortization recognized during the year	122	937	1,660	-	2,719
Balance as of December 31, 2022	122	741	1,531	-	2,394

Amortized cost:
As of December 31, 2022	343	5,493	9,477	17,361	32,674

	Internal-use Software (*)	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2021	180	6,080	3,117	2,902	12,279

Acquisition of Cortex (see note 7.A)	-	1,673	4,640	9,581	15,894
Additions	269	-	-	-	269
Balance as of December 31, 2021	449	7,753	7,757	12,483	28,442

Accumulated amortization:
Balance as of January 1, 2021	-	3,274	2,424	-	5,698

Amortization recognized during the year	-	987	860	-	1,847
Balance as of December 31, 2021	-	4,261	3,284	-	7,545

Amortized cost:
As of December 31, 2021	449	3,492	4,473	12,483	20,897

(*)	During 2020, Gix Media engaged with a subcontractor for the development of an internal-use software (the “Software”). Gix Media capitalized its developments costs until March 1, 2022 and from this date the Software became available for use. Accordingly, Gix Media recognized amortization expenses over the estimated useful life of the Software determined to be three years. For the period from March 1, 2022, until December 31, 2022, Gix Media recorded amortization expenses of $122.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)

B. Estimated annual amortization expense for each of the next five years is as follows:

2023	2,880
2024	2,880
2025	2,758
2026	2,725
2027	2,725

NOTE 7: BUSINESS COMBINATION

A. Cortex Acquisition

On October 13, 2021, Gix Media acquired 70% (on a fully diluted basis) of the shares of Cortex (the “Cortex Transaction”), a private company operating in the field of online media and advertising. In consideration for the Cortex Transaction, Gix Media paid NIS 35 million in cash (approximately $11 million), out of which an amount of $0.5 million was deposited in trust for a period of 12 months from the closing date (the “Purchase Price”).

In January 2023, Gix Media acquired an additional 10% of the share capital of Cortex (see also note 18.A).

The Cortex Transaction also included the following main terms:

●	Gix Media will acquire 30% of Cortex’s shares in three equal stages, at the beginning of 2023, at the beginning of 2024 and at the beginning of 2025 (the “Remaining Balance Shares”), so that following the completion of the acquisition of all of the Remaining Balance Shares, Gix Media will hold 100% of Cortex’s share capital on a fully diluted basis. Accordingly, in January 2023, Gix Media acquired one-third of the Remaining Balance Shares, equal to an additional 10% of the share capital of Cortex. The acquisition price of the Remaining Balance Shares is to be equal to their fair value of these shares at the time of each future acquisition. The fair value is to be determined using the earning multiplier approach, in an identical manner as used to determine the purchase price of the shares representing the 70% in Cortex acquired on October 13, 2021 and based on earnings of Cortex as reflected in its most recent financial statements at the time of each such future acquisition.

●	The obligation (and right) to acquire the Remaining Balance Shares will expire in the event of an initial public offering of Cortex’s shares or in the event of a 50% or more decrease in Cortex’s annual net income, for a period of 12 consecutive months, compared to the net income during the period of 12 months ended July 31, 2021. As of the date of filling of these financial statements, this right and obligation has not expired.

●	If Gix Media does not fulfill its obligation to acquire the Remaining Balance Shares, within 90 days from the designated acquisition date as stated above, the selling shareholders of Cortex (the original shareholders of Cortex) will be released from their obligation not to sell or transfer their holdings in Cortex to a third party, in relation to the same stage of the balance of the shares not acquired as aforesaid. If Gix Media does not fulfill its obligation to acquire the Remaining Balance Shares in a certain stage, its right to acquire the Remaining Balance Shares in the subsequent stage, will be conditioned upon the acquisition of the Remaining Balance Shares not purchased by it in the previous stage as well, provided that the Remaining Balance Shares were not transferred or pledged by the selling shareholders of Cortex to a third party.

The Cortex Transaction was financed by Gix Media’s existing cash balances and substantially by debt through a bank financing in the aggregate amount of $9.5 million, that consists of a line of credit of up to $3.5 million and a long-term loan of $6 million (see note 10).

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 7: BUSINESS COMBINATION (Cont.)

A. Cortex Acquisition (Cont.)

Fair Value of Cortex’s Identifiable Assets and Liabilities:

Cash and cash equivalents	775
Restricted deposits	29
Trade receivables	10,662
Other accounts receivables	346
Property and equipment	10
Goodwill arising from the acquisition	9,581
Technology	4,640
Customer relations	1,673
Total assets	27,716

Accounts payables	8,906
Short-term loan	1,500
Accrued expenses and other current liabilities	854
Deferred taxes and taxes payable	758
Total liabilities	12,018

Non-Controlling Interests	4,709

Total acquisition cost	10,989

The Purchase Price has been allocated between tangible and intangible assets acquired and liabilities assumed based on estimated fair values, with the residual of the Purchase Price recorded as goodwill. The intangible assets identified in the Cortex Transaction were technology and customer relations.

The estimation of the fair value of these intangible assets was determined using the income approach, which is based on the present value of the future cash flows attributable to each identifiable intangible asset. The fair value of the obligation and right to acquire the Remaining Balance Shares was estimated at a de minimis value, as the contractual terms for determining the Purchase Price for each such future acquisition provided that the Purchase Price will be determined at an amount equal to the shares’ fair value at each future acquisition date. The fair value of the non-controlling interests is derived from the valuation of 100% of the shares of Cortex less the consideration paid upon acquiring 70% of Cortex’s shares.

Trade receivables, other accounts receivables, accounts payables, short-term loan and accrued expenses and other current liabilities were estimated to have fair values that approximate their carrying values due to the short-term maturities of these instruments.

The estimated useful lives for the acquired technology and customer relations associated with the Cortex Transaction are 6 and 7 years, respectively. The goodwill will not be deductible for income tax purposes.

During 2021, Gix Media recorded acquisition costs in the amount of $197 with respect to Cortex Transaction, in the Company’s consolidated statements of operations as business acquisition and related costs.

Net Cash Flow from the Cortex Transaction:

Consideration paid in cash	10,989
Less cash and cash equivalents and restricted deposits received from acquisition of Cortex	(804)
Total net cash paid	10,185

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 7: BUSINESS COMBINATION (Cont.)

B. Reorganization Transaction

On September 19, 2022, the Reorganization Transaction (see note 1.B) was consummated and as a result the former holders of Gix Media Shares, who previously held a controlling interest in the Company, retained a controlling interest in the Company and additionally, Gix Media became a wholly owned subsidiary of the Company.

As the Company and Gix Media were both consolidated by the Parent Company and the Ultimate Parent, before and after the Closing Date, the Reorganization Transaction was accounted for as a transaction between entities under common control. Accordingly, the assets and liabilities of Gix Media are presented in these financial statements at their cost basis as included in the books of the Parent Company, for the period until February 28, 2022, and at their cost basis as included in the books of the Ultimate Parent, from March 1, 2022, the date the Ultimate Parent obtained control in the Parent Company and became an ultimate parent of the Company.

Accordingly, the historical cost of Gix Media’s assets and liabilities as of March 1, 2022, was determined in the allocation of the purchase price between tangible and intangible assets acquired and liabilities assumed by the Ultimate Parent as of March 1, 2022.

The difference between the cost basis of the assets and liabilities of Gix Media in the books of the Ultimate Parent and the cost basis of the assets and liabilities of Gix Media in the books of the Parent Company, as of March 1, 2022, was recorded as an adjustment to Ultimate Parent’s carrying values in the Company’s consolidated statements of changes in shareholders’ equity.

The purchase price allocated to intangible assets of Gix Media as of March 1, 2022, is as follows:

Goodwill	17,361
Technology	11,008
Customer relations	6,234
Deferred taxes liabilities	(2,069)
Total	32,534

Non-controlling interests	8,540

The purchase price has been allocated between tangible and intangible assets acquired and liabilities assumed based on estimated fair values, with the residual of the purchase price recorded as goodwill. The intangible assets identified in the acquisition were technology and customer relations.

The estimation of the fair value of these intangible assets was determined using the income approach, which is based on the present value of the future cash flows attributable to each identifiable intangible asset. The fair value of the non-controlling interests was derived from the valuation of 100% Cortex’s shares, in which Gix Media has an interest of 70%.

The estimated useful lives for the acquired technology and customer relations associated with the Cortex Transaction are 6 and 7 years, respectively. Goodwill is not deductible for income tax purposes.

Trade receivables, other accounts receivables, accounts payables, short-term loan and accrued expenses and other current liabilities were estimated to have fair values that approximate their carrying values due to the short-term maturities of these instruments. Long term loans were estimated to have fair values that approximate their carrying values given that their contractual interest approximates prevailing market interest rates. Accordingly, no adjustment to Ultimate Parent’s carrying values has been recorded in their regard as of March 1, 2022.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8: ACCOUNTS PAYABLE

	As of December 31	As of December 31
	2022	2021

Trade payables	$14,271	$10,491
Accrued expenses	$5,511	$6,185
	19,782	16,676

NOTE 9: OTHER PAYABLES

	As of December 31	As of December 31
	2022	2021

Government authorities	$714	$615
Employees and payroll accruals	$699	$655
Dividend payable (see note 13.E)	$575	$-
Other payables	$96	$47
	2,084	1,317

NOTE 10: LOANS

A. Bank Financing for Cortex Transaction:

On the closing date of the Cortex Transaction, Gix Media entered into a financing agreement with Bank Leumi Le Israel Ltd (“Leumi”), an Israeli bank, for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the Cortex Transaction (see note 7.A) (the “Financing Agreement”).

The Financing Agreement included the following main terms:

1)	A loan of $6 million to be provided to Gix Media which will be repaid in 48 monthly payments at an annual interest rate of LIBOR + 4.12%.

2)	A renewable monthly line of credit, of up to $3.5 million to be provided to Gix Media, which will be available for utilization for a period of two years and will be determined on a monthly basis, at 80% of Gix Media’s accounts receivable balance (“Line of Credit”). The amounts that will be withdrawn from the Line of Credit will bear annual interest of LIBOR + 3.2%.

3)	Gix Media undertook to meet financial covenants over the life of the loans as follows: (1) the ratio of debt to EBITDA, based on the Gix Media’s consolidated financial statements in all 4 consecutive quarters, will not exceed 2.4 in the first two years and will not exceed 1.75 in the following two years. As of December 31, 2021, Gix Media is in compliance with the financial covenants in connection with the Financing Agreement.

4)	As part of the Financing Agreement, Gix Media and the Company provided several liens in favor of Leumi (see Note 12).

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10: LOANS (Cont.)

On July 25, 2022, Gix Media and Leumi entered into an addendum to the Financing Agreement, according to which, Leumi will provide Gix Media with a loan of $1,500, to be withdrawn at the discretion of Gix Media no later than January 31, 2023 (the “Additional Loan”). The Additional Loan will bear an annual interest of SOFR + 5.25% to be repaid in 42 equal monthly payments starting from the date of the Additional Loan’s receipt. The Additional Loan was used to purchase an additional 10% of Cortex’s shares in accordance with Cortex Transaction.

As of December 31, 2022, the Additional Loan was not provided (see note 18.A).

B. Cortex’s Loan Agreement:

On April 7, 2022, Cortex and Leumi entered into an addendum to an existing loan agreement between the parties, dated August 15, 2021. As part of the addendum to the loan agreement, Leumi provided Cortex with a monthly renewable credit line (the “Additional Credit Line”) in the amount of up to $1,000, which is an addition to the existing credit line of $1,500. The aggregate amount of the credit lines is $2,500 (the “Total Credit Line”). The Total Credit Line was available for utilization by Cortex until September 24, 2022. The Total Credit Line was determined every month at the level of 70% of Cortex’s customers’ balance. The amounts that were drawn from the Additional Credit Line bear an annual interest of SOFR + 3.52% (Overnight Financing Rate Secured, guaranteed daily interest as determined in accordance with the Federal Bank in New York). The Additional Credit Line was required for the purpose of increasing the traffic-acquisition and related costs and as a part of the continuation growth trend in Cortex’s business activity.

As of December 31, 2022, the Additional Credit Line was not renewed.

C. Composition of long-term loans, short-term loans, and credit lines of the Group:

The following is the composition of the balance of the Group’s loans according to their nominal value:

	Interest rate (*)	As of December 31, 2022	As of December 31, 2021

Short-term loan – the Company	8%	69	69
Short-term bank loan – Gix Media	LIBOR + 3.20%	3,500	3,500
Short-term bank loan – Cortex	LIBOR + 3.52%	1,500	1,500
Long-term bank loan, including current maturity – Gix Media	LIBOR + 4.12%	4,381	5,770

		9,450	10,839

(*)	The LIBOR interest rate will continue to be published until June 2023 and then will be replaced by the Secured Overnight Financing Rate (“SOFR”).

Maturities of the Group’s bank loans as of December 31, 2022, are as follows:

2023	6,569	(*)
2024	1,500
2025	1,381
Total	9,450

(*)	Includes a sum of $5,000 which is a renewable monthly credit line.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10: LOANS (Cont.)

D. Short term loan and issues of shares of Common Stock:

On December 18, 2020, the Company entered into a loan agreement and Stock Subscription Agreement with certain Investors, pursuant to which the Investors lent an aggregate amount of $69 (the “Loan”). In accordance with the terms of the loan agreement, the Company prepaid the interest of the Loan of 8% compounded annually to the Investors by issuing 19,715 shares of Common Stock, at a price per share of $0.01. Under the Stock Subscription Agreement, the Investors paid $30 as consideration for the 107,143 shares of Common Stock issuance by the Company.

The Company allocated the total proceeds of $99 ($30 in respect of the 107,143 shares of Common Stock issued and the $69 proceeds on the Loan) based on their relative fair values. As a result of the allocation, a discount of $19 was recorded on the Loan. The discount is amortized over the term of the Loan as finance expense.

The allocation of the proceeds to the fair value distribution of the liability and equity components on the transactions date was as follows:

Instrument	Fair Value	% of Fair Value	Allocated Amount
Loan	55	50.55	50
Shares	54	49.45	49
Total	109	100	99

The composition of short-term loan balance as of the transaction is as follows:

Loan	69
Discount on short term loan	(19)
Short term loan, net	50

As of December 31, 2021, the discount on the Loan was fully amortized.

In January 2023, the Company repaid part of the Loan (see note 18.B).

NOTE 11: INCOME TAX EXPENSE

A. Tax rates applicable to the income of the Company:

Viewbix Inc. is taxed according to U.S. tax laws.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.

Viewbix Israel is taxed according to Israeli tax laws. The Israeli corporate tax rate is 23% in the years 2022 and 2021.

Gix Media and Cortex are recognized as a “Preferred-Technology Enterprise” in accordance with Section 51 of the Encouragement of Capital Investments Law, 1959 and are taxed at a reduced corporate tax rate of 12%.

B. Tax assessments:

As of December 31, 2022, Gix Media has a final tax assessment for all tax year up to the year ended December 31, 2020.

Cortex has a final tax assessment for all tax year up to the year ended December 31, 2018.

Viewbix Israel has a final tax assessment for all tax year up to the year ended December 31, 2018.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11: INCOME TAX EXPENSE (Cont.)

C. Deferred taxes are comprised of the following components:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred taxes are comprised of the following components:

	As of December 31	As of December 31
	2022	2021

Deferred tax assets
Deferred research and development expenses	$279	$38
Employee compensation and benefits	$13	$19
Operating loss carryforward	$7,554	$7,264
Operating lease right of use asset	$53	$68
Accrued severance pay	$13	$13

Total deferred tax assets	$7,912	$7,402

Deferred tax liabilities:
Differences between tax basis and carrying values of loans	$-	$39
Operating lease right of use liability	$57	$70
Intangible assets associated with business combinations	$1,796	$956
Total deferred tax liabilities	$1,853	1,065

Net deferred tax assets before valuation allowance	$6,059	$6,337
Valuation allowance	(7,572)	(7,230)
Net deferred tax liabilities	$1,513	$893

As of December 31, 2022 and 2021, the Company has recorded a valuation allowance of $7,572 and $7,230 respectively, in respect of the deferred tax assets resulting primary from tax loss carryforward of Viewbix Inc. and Viewbix Israel, as management currently believes these deferred tax assets will not be realized in the foreseeable future.

Income tax expenses are comprised as follows:

	Year ended December 31,
	2022	2021

Current tax expenses	$782	$302
Tax benefit in respect of prior years	$(84)	$(73)
Deferred tax income	$(545)	$(139)
Taxes on income	$153	$90

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11: INCOME TAX EXPENSE (Cont.)

D. Reconciliation of the theoretical tax expenses to the actual tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the statements of operations is as follows:

	Year ended December 31,
	2022	2021

Income before income taxes as reported in the consolidated statements of operations	$1,270	$681
Statutory tax rate in the US	21%	21%
Theoretical tax expense	$267	$143
Increase (decrease) in tax expenses resulting from:
Lower tax rates for preferred technology enterprises	(218)	(262)
Non-deductible expenses	192	10
Tax benefits in respect of prior years	(84)	(73)
Losses for tax purposes for which deferred taxes were not recorded	(399)	-
Change in valuation allowance	342	154
Others	53	118
Taxes on income	$153	$90

E. Available carryforward tax losses:

As of December 31, 2022, Viewbix Israel incurred operating losses of approximately $13,755 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2022, the Company generated net operating losses in the U.S. of approximately $19,207. Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

F. Income before taxes includes the following components:

	Year ended December 31,
	2022	2021
USA	$(595)	$(164)
Israel	1,865	845
	$1,270	$681

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 12: COMMITMENTS AND CONTINGENCIES

A. Liens:

On September 19, 2022, as part of the Reorganization Transaction terms, the Company has provided several liens under Gix Media’s Financing Agreement with Leumi in connection with the Cortex Transaction, as follows: (1) a guarantee to Bank Leumi of all of Gix Media’s obligations and undertakings to Bank Leumi unlimited in amount; (2) a subordination letter signed by the company to Leumi Bank; (3) A first ranking all asset charge over all of the assets of the Company; and (4) a Deposit Account Control Agreement over the Company’s bank accounts.

Gix Media has provided several liens under the Financing Agreement with Leumi in connection with the Cortex Transaction, as follows: (1) a floating lien on Gix Media’s assets; (2) a lien on Gix Media’s bank account in Leumi; (3) a lien on Gix Media’s rights under the Cortex Transaction; (4) a fixed lien on Gix Media’s intellectual property; and (5) a lien on Gix Media’s full holdings in Cortex.

Gix Media restricted deposits in the amount of $154 are used as a security in respect of credit cards, bank guaranties, office lease agreement and hedge transactions on the USD exchange rate.

Cortex has a restricted deposit in the amount of $31 which is used as a security in respect of its leased offices.

B. Officers and Directors Agreements:

Chief Executive Officer:

During December 2022 the Company entered into an employment agreement, through Viewbix Israel with Mr. Amihay Hadad, the Company’s Chief Executive Officer.

Chairman of the Board:

On June 13, 2022, the Company’s Board of Directors appointed Mr. Yoram Baumann as the Chairman of the Board of Directors of the Company and as a director of the Company. During December 2022 the Company entered into a management consulting agreement, through Viewbix Israel with Mr. Yoram Baumann in connection with his services as the Company’s and Gix Media’s Chairman of the Board of Directors.

Non-Executive Directors:

During December 2022, the Company entered into management consulting agreements, through Viewbix Israel with the company’s four non-executive directors effective as of December 1, 2022.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 13: SHAREHOLDERS’ EQUITY

A. Shares of Common Stock:

Shares of Common Stock confer the rights to: (i) participate in the general meetings, to one vote per share for any purpose, to an equal part, on share basis, (ii) in distribution of dividends and (iii) to equally participate, on share basis, in distribution of excess of assets and funds from the Company and will not confer other privileges.

B. Warrants:

The following table summarizes information of outstanding warrants as of December 31, 2022 and 2021:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	130,333	July 2029	13.44	130,333
Class K Warrants	130,333	July 2029	22.40	130,333

C. Reverse Stock Split:

On August 31, 2022, the Company filed the Amended COI with the Secretary of State of Delaware to affect a 28 to 1 reverse stock split of the Company’s outstanding shares of Common Stock. All share and per share data in these financial statements have been retrospectively adjusted to reflect the reverse stock split.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 13: SHAREHOLDERS’ EQUITY (Cont.)

D. Share option plan:

In 2017, after the completion of Gix Media’s acquisition by the Parent Company, the Parent Company granted options to Gix Media’s employees. These options entitle the employees to purchase ordinary shares of the Parent Company that are traded in the Tel-Aviv Stock Exchange.

A summary of Gix Media’s employee options activity and related information is as follows:

	As of December 31, 2022		As of December 31, 2021
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
		$		$
Options outstanding at beginning of the year	737,915	1.61	1,120,000	1.56
Changes during the period:
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or forfeited	(577,915)	1.42	(382,085)	1.61

Outstanding at end of period	160,000	1.42	737,915	1.61
Options exercisable at end of period	160,000	1.42	504,585	1.61

The following tables summarize additional information regarding the Gix Media’s outstanding and exercisable options as of December 31, 2022:

	Options Outstanding and Exercisable
	As of December 31, 2022
Range of exercise price	Number of options As of December 31, 2022	Weighted average exercise price	Weighted average remaining contractual life (years)
$		$
1.42	160,000	1.42	6.60

The Company recognized stock-based compensation expenses related to Gix Media and Cortex employee’s options in the statement of operations as follows:

	For the year ended December 31,
	2022	2021

Research and development	55	(40)
Selling and marketing	18	(6)
General and administrative	(2)	3

Total	71	(43)

On March 2, 2023, the Company adopted a stock incentive plan under which the Company can grant various stock-based awards, under various tax regimes (see note 18.E).

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 13: SHAREHOLDERS’ EQUITY (Cont.)

E. Dividends:

For the years ended December 31, 2022 and 2021, Cortex distributed dividends in the amount of $1,698 and $194, respectively, to the non-controlling interests.

On December 25, 2022, Cortex declared a dividend in the total amount of $445 to the non-controlling interests which was partially distributed in February 2023 (see note 18.C).

On September 14, 2022, Gix Media declared a dividend in the amount of $1,000 of which an amount of $83 was paid as tax to the Israeli Tax Authority (see note 18.D). Out of the remaining amount of $917, as of December 31, 2022, Gix Media distributed an amount of $787 of which an amount of $714 that was distributed to the Parent Company, was offset from the First Loan to the Parent Company (see also note 15). The remaining amount of $130 was distributed by Gix Media in January 2023 (see note 18.D).

NOTE 14: ADDITIONAL INFORMATION REGARDING PROFIT AND LOSS ITEMS

Composition:

A. Traffic-acquisition and related costs:

	For the year ended December 31,
	2022	2021

Social network ads	$43,491	$8,213
Native ads	20,372	6,633
Search ads	18,319	22,407
Other related costs	829	169
	$83,011	$37,422

B. Research and development expenses:

	For the year ended December 31,
	2022	2021

Salaries and related expenses	$2,162	$1,708
Professional services and subcontractors	737	499
Share-based compensation	55	(40)
Other	301	202
	$3,255	$2,369

C. Selling and marketing expenses:

	For the year ended December 31,
	2022	2021

Salaries and related expenses	$1,864	$880
Advertising and marketing expenses	259	347
Share-based compensation	18	(6)
Other	338	124
	$2,479	$1,345

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 14: ADDITIONAL INFORMATION REGARDING PROFIT AND LOSS ITEMS (Cont.)

D. General and administrative expenses:

	For the year ended December 31,
	2022	2021

Salaries and related expenses	$1,099	$796
Professional services	904	488
Share-based compensation	(2)	3
Other	156	97
	$2,157	$1,384

E. Financial income, net:

Financial income:

	For the year ended December 31,
	2022	2021

Exchange rate differences	$187	$221
Interest income on loan to Parent Company	143	151
Other	-	5
	$330	$377

Financial expenses:

	For the year ended December 31,
	2022	2021

Bank interest and fees	$133	$85
Interest expense on bank loans	565	130
Interest expense on loans from Parent Company	52	-
Exchange rate differences	858	8
Other	178	14
	$1,786	$237

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 15: LOANS - PARENT COMPANY

A. Loan to Parent Company:

	As of December 31	As of December 31
	2022	2021

Loan to Parent Company	$3,542	$6,384

The balance with the Parent Company represents a balance of an intercompany loan under a loan agreement signed between Gix Media and the Parent Company on March 22, 2020 (the “First Loan”). The First Loan bears interest at a rate to be determined from time to time in accordance with Section 3(j) of the Income Tax Ordinance, new version, and the Income Tax Regulations (Determination of Interest Rate for the purposes of Section 3(j), 1986) or according to a market interest rate decision as agreed between the parties.

For the years ended December 31, 2022, and 2021, Gix Media recognized interest income in respect of the First Loan in the amount of $143 and $151, respectively.

During 2022, Gix Media distributed dividend to the Parent Company in the amount of $714, which was offset from the First Loan (see note 13.E).

B. Loan from Parent Company:

	As of December 31	As of December 31
	2022	2021

Loan from Parent Company	$-	$2,116

The balance with the Parent Company represents certain expenses with respect to the Company’s ongoing operation (mainly salary expenses and other general and administrative expenses) which were financed by the Parent Company (the “Intercompany Balance”).

The Company entered into an agreement with the Parent Company, pursuant to which, effective as of December 31, 2021 (“Modification Date”), the Intercompany Balance was modified into a loan (the “Second Loan” and together with the First Loan, the “Loan Agreements”), which may be increased from time to time, upon the written mutual consent between the Company and the Parent Company. The Second Loan bears interest at a rate equivalent to the minimal interest rate recognized and attributed by the Israel Tax Authority and will be repaid, together with the accrued interest, in one payment until December 31, 2022, unless extended upon mutual consent of the Company and the Parent Company.

The Company accounted for the modification as an extinguishment of the Intercompany Balance and the issuance of a new debt. The Second Loan was recorded at its fair value of $2,116 as of the Modification Date, with the difference of $184 between the fair value of the loan and the carrying value of the payable to the Parent Company recorded in the Company’s consolidated statement of changes in shareholders’ equity as a deemed contribution to the Company by the Parent Company, with a corresponding discount on the Second Loan, to be amortized as finance expense in the Company’s consolidated statements of operations over the term of the Second Loan.

C. Restructure of Loan Agreements

On November 20, 2022, the Company, Gix Media and the Parent Company agreed to restructure the Loan Agreements, such that the Company fully repaid the Second Loan to the Parent Company, by offsetting its amount from the First Loan owed by the Parent Company to Gix Media. As a result, as of December 31, 2022, the Company has no further obligations under the Second Loan.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 16: MAJOR CUSTOMERS

The following table sets forth the customers that represent 10% or more of the Group’s total revenues in each of the periods presented below:

	For the year ended December 31,
	2022	2021

Customer A	21%	64%
Customer B	19%	-

NOTE 17: SEGMENT REPORTING

The Group operates in two different segments, since the Cortex Transaction in 2021 (see note 7.A), in such a way that each company in the Group operates as a separate business segment.

Search segment- the search segment develops a variety of technological software solutions, which perform automation, optimization and monetization of internet campaigns, for the purposes of obtaining and routing internet user traffic to its customers.

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

Segments’ assets and liabilities are not reviewed by the CODM and therefore were not reflected in the segment reporting.

A. Segments revenues and operating results:

	Search segment	Digital content segment	Adjustments (See below)		Year ended December 31, 2022

Revenues from external customers	22,746	73,857	-		96,603
Inter segment revenues	-	124	(124)		-
Depreciation and amortization	-	-	2,809		2,809
Segment operating income	313	6,144	(3,731)		2,726
Financial (expenses) income, net	5	(21)	(1,440	)(*)	(1,456)
Segment Income (loss), before income taxes	318	6,123	(5,171)		1,270

(*)	Mainly consist of financial expenses from the Financing Agreement of bank loans taken for business combinations (see note 10).

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 17: SEGMENT REPOTING (Cont.)

A. Segments revenues and operating results: (Cont.)

	Search segment	Digital content segment	Adjustments (See below)	Year ended December 31, 2021

Revenues from external customers	29,985	15,239	-	45,224
Depreciation and amortization	-	-	1,941	1,941
Segment operating income	1,608	1,431	(2,498)	541
Financial (expenses) income, net	(145)	(53)	338 (*)	140
Segment Income (loss), before income taxes	1,463	1,378	(2,160)	681

The “adjustment” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

Year ended December 31,
2022

Depreciation and amortization expenses not attributable to segments (**)	$(2,809)
General and administrative not attributable to the segments (***)	$(922)
$(3,731)

Year ended December 31,
2021

Depreciation and amortization expenses not attributable to segments (**)	$(1,941)
General and administrative not attributable to the segments (***)	$(557)
$(2,498)

(*)	Mainly consist of financial expenses from the Financing Agreement of bank loans taken for business combinations (see note 10).

(**)	Mainly consist of technology and customer relations amortization costs from business combinations (see note 7).

(***)	Mainly consist of salary and related expenses, professional consulting expenses and other expenses in connection with the business combinations and the Reorganization Transaction.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 18: SUBSEQUENT EVENTS

A.	On January 23, 2023, Gix Media acquired an additional 10% of Cortex, increasing its holdings to 80% of the share capital of Cortex in consideration for $2,625 (the “Subsequent Purchase”). The Subsequent Purchase was financed by Gix Media’s existing cash balances and by a long-term bank loan received on January 17, 2023, in the amount of $1,500 which will be repaid in 42 monthly payments at an annual interest rate of SOFR + 5.37%.

B.	In January 2023, the Company reached an agreement with the investors that the Loan received On December 18, 2020, (see note 10.D) will be repaid in 3 equal monthly payments. As of the date of approval of these financial statements, the Company repaid 2 out of the 3 payments.

C.	In February 2023, Cortex distributed a dividend in the amount of $219 to non-controlling interests.

D.	In January 2023, Gix Media distributed a dividend in the amount $130.

E.

On March 2, 2023, the Company’s Board of Directors (the “Board”) approved the adoption of the 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan permits the issuance of up to (i) 2,500,000 shares of Common Stock, plus (ii) an annual increase equal to the lesser of (A) 5% of the Company’s outstanding capital stock on the last day of the immediately preceding calendar year; and (B) such smaller amount as determined by the Board, provided that no more than 2,500,000 shares of Common Stock may be issued upon the exercise of Incentive Stock Options. If any outstanding awards expire, are canceled or are forfeited, the underlying shares would be available for future grants under the 2023 Plan. As of the date of approval of the financial statements, the Company had reserved 2,500,000 shares of Common Stock for issuance under the 2023 Plan.

The 2023 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock or other stock-based awards, under various tax regimes, including, without limitation, in compliance with Section 102 and Section 3(i) of the Israeli Income Tax Ordinance (New Version) 5271-1961, and for awards granted to United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 and Section 409A of the United States Internal Revenue Code of 1986.

In connection with the adoption of the 2023 Plan, on March 7, 2023, the Company entered into certain intercompany reimbursement agreements with two of its subsidiaries, Viewbix Israel and Gix Media (the “Recharge Agreements”). The Recharge Agreements provide for the offer of awards under the 2023 Plan to service providers of Viewbix Israel and Gix Media (the “Affiliates”) under the 2023 Plan. Under the Recharge Agreements, the Affiliates will each bear the costs of awards granted to its service providers under the 2023 Plan and will reimburse the Company upon the issuance of shares of Common Stock pursuant to an award, for the costs of shares issued, but in any event not prior to the vesting of an award. The reimbursement amount shall be equal to the lower of (a) the book expense for such award as recorded on the financial statements of one of the respective Affiliates, determined and calculated according to U.S. GAAP, or any other financial reporting standard that may be applicable in the future, or (b) the fair value of the shares of Common Stock at the time of exercise of an option or at the time of vesting of an RSU, as applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

A.	Disclosure Controls and Procedures

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

B.	Management’s Report on Internal Control over Financial Reporting

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

As of December 31, 2022, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the Evaluation (as further described below), as required by Rules 13a-15 or 15d-15, the Company’s Chief Executive Officer and Chief Financial Officer concluded that although the material weakness previously identified on Form 10-K for the year ended December 31, 2021 has been remediated.

In response to that material weakness, we implemented a remediation plan to address the identified material weakness. As part of our remediation plan, during 2022 we recruited a new chief financial officer (previously our chief financial officer simultaneously served as our chief executive officer) and a controller with significant public company finance and accounting experience. In addition, we reviewed our existing processes and controls in order to identify additional control deficiencies and designed new controls or adjusted the design of our existing controls in order to improve our processes and controls. The new controls and the revised controls address non-routine complex accounting issues. Based on this assessment and upon completing the Evaluation, management has determined that the material weakness identified by management in connection with the Company’s internal control over financial reporting and disclosed on Form 10-K for the year ended December 31, 2021, has been remediated.

the Company’s disclosure controls and procedures were not effective as of the end of December 31, 2022, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), as the assets of an acquired business, which have been excluded from management’s assessment of internal control over financial reporting, constitute substantially all of the Company’s assets as of December 31, 2022.

General guidance from the SEC staff provides that if a registrant consummates a material purchase business combination during its fiscal year and it is not possible to conduct an assessment of the acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment, management may exclude the acquired business from management’s report on internal control over financial reporting.

As previously described in this Annual Report, the Reorganization Transaction was consummated on September 19, 2022, and Gix Media, and its subsidiary Cortex, are the acquired business for financial reporting purposes. In accordance with the SEC staff guidance, our management excluded Gix Media and Cortex, which represents the acquired business, from management’s report on internal control over financial reporting as of December 31, 2022.

The financial statements of each of Gix Media and Cortex reflect total assets constituting 99% of the assets of the Company pursuant to the related consolidated financial statement of the Company as of December 31, 2022. As the assets of an acquired business have been excluded from management’s assessment of internal control over financial reporting, and constitute substantially all of the Company’s assets as of December 31, 2022, the Company’s management elected to conclude that the disclosure controls and procedures were not effective as of the end of December 31, 2022, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

C.	Attestation Report of the Registered Public Accounting Firm

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

D.	Changes in Internal Control over Financial Reporting

Other than remediating the material weaknesses in our financial reporting, specifically in connection with the period-end financial reporting process and the process by which we consolidate our financial statements and which material weaknesses were identified in our annual report on Form 10-K for the year ended December 31, 2021, and other than the changes to our internal control over financial reporting resulting from the acquisition of a material business in September 2022, there were no changes in internal control over financial reporting during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Amihay Hadad	45	Chief Executive Officer and Director
Shahar Marom	43	Chief Financial Officer
Yoram Bauman	69	Chairman of the Board of Directors
Alon Dayan	45	Director
Eliyahu Yoresh	52	Director
Amitay Weiss	60	Director
Liron Carmel	38	Director

Amihay Hadad has served as our Chief Executive Officer since February 20, 2020, Chief Financial Officer from July 25, 2019 and until June 28, 2022, and was appointed as a member of our Board of Directors on January 1, 2020. From 2011 until 2018, Mr. Hadad served as the Chief Financial Officer of Yedioth Internet. As of January 30, 2020, Mr. Hadad serves as the Chief Executive Officer of Gix Internet and served as the Chief Financial Officer of Gix Internet until September 19, 2022. Mr. Hadad holds both a B.A. and an MBA from the College of Management Academic Studies in Rishon LeZion, Israel, and an M.A. in law from Bar-Ilan University, Israel. Mr. Hadad is also a certified public accountant in Israel.

Shahar Marom has served as our Chief Financial Officer since July 1, 2022. Mr. Shahar Marom previously served as the Director of Finance of Raft Technologies Ltd. from 2018 to 2022, and held several financial positions at Supercom Ltd. (Nasdaq: SPCB) from 2013 to 2017. Mr. Marom is a certified public accountant and holds a B.A. in economics and accounting from the Tel Aviv University, Israel.

Yoram Bauman has served as our Chairman of the Board of Directors since June 13, 2022. Mr. Baumann previously served as the Chairman of the Board of Directors of Gix Internet, our parent company, from January 2020 to June 2022, and currently serves as Chairman of the Board of Directors of Gix Media, which position he has held since May 2021. Additionally, Mr. Baumann is Chairman of the Publicis Group in Israel, which role he has held since June 2012. Mr. Baumann holds a B.A. in Advertising and Marketing from Watford College of Advertising, England.

Alon Dayan has served as a member of our Board of Directors since March 14, 2018, and from January 24, 2018, until July 25, 2019, he served as our Chief Executive Officer. From July 2014 to the present, Mr. Dayan served as the Chief Executive Officer and founder of L1 Systems Ltd., an Israeli based company engaged in the business of providing the public and private sectors with advanced security solutions. Since July 2013, Mr. Dayan has served as Chief Executive Officer and was the founder of Polaris Star, an Israeli-based company which is engaged in providing advanced cyber security telecommunication for utilities world-wide. Mr. Dayan earned his B.Tech degree in electronic engineering from Ariel University in Israel.

Eliyahu Yoresh has served as a member of our Board of Directors since September 19, 2022. Additionally, Mr. Yoresh has served as a member of the Board of Directors of Medigus Ltd. (Nasdaq: MDGS) since September 2018 and as Chairman of the board of Medigus since February 2020. Mr. Yoresh also serves as Chief Financial Officer of Foresight Autonomous Holdings Ltd. (Nasdaq, TASE: FRSX). In addition, Mr. Yoresh serves as a director of Gix Internet (TASE: GIX) since November 2020, Jeffs’ Brands Ltd. (Nasdaq: JFBR) since September 2021 and Rail Vision Ltd. (Nasdaq: RVSN) since August 2017, and has previously served as a director of Nano Dimension Ltd. (Nasdaq: NNDM), Geffen Biomed Investments Ltd. and Greenstone Industries Ltd. Mr. Yoresh served as the Chief Executive Officer of Tomcar Global Holdings Ltd., a global manufacturer of off-road vehicles, from 2005 to 2008. Mr. Yoresh is an Israeli Certified Public Accountant. Yoresh acquired a B.A. in business administration from the Business College, Israel and an M.A. in Law Study from Bar-Ilan University, Israel.

Amitay Weiss has served as a member of our Board of Directors since September 19, 2022. Mr. Weiss serves as a Chief Executive Officer of Gix Internet since September 19, 2022, and serves as director in multiple other public companies, including but not limited to, Arazim Investments Ltd. (TASE: ARZM), and Upsellon Brands Holdings Ltd. (TASE: UPSL). Mr. Weiss also serves as Chairman of the Board of Directors of Save Foods, Inc. (Nasdaq: SVFD), Maris-Tech Ltd. (Nasdaq: MTEK), Automax Motors Ltd. (TASE: AMX), Clearmind Medicine Inc. (CNSX: CMND), SciSparc Ltd. (Nasdaq: SPRC) and Internet Golden Lines Ltd. (OTC: IGLDF), amongst others. In April 2016, Mr. Weiss founded Amitay Weiss Management Ltd., an economic consulting company and now serves as its Chief Executive Officer. Mr. Weiss holds a B.A in economics from New England College, an M.B.A. in business administration from Ono Academic College in Israel, an Israeli branch of University of Manchester and an LL.B from the Ono Academic College.

Liron Carmel has served as a member of our Board of Directors since September 19, 2022. Additionally, Mr. Carmel serves as Chief Executive Officer of Medigus Ltd. (Nasdaq: MDGS), which role he has held since April 2019. Mr. Carmel has vast experience in business and leadership across multiple industries, including bio pharma, internet technology, oil & gas exploration & production, real estate and financial services. In addition he serves as Chairman of the Israel Tennis Table Association. Mr. Carmel also currently serves as a member of the Board of Directors of several private and public companies, including Gix Internet (TASE: GIX), beginning June 2021, Polyrizon Ltd., beginning July 2020, Jeffs’ Brands Ltd. beginning January 2021 and as the Chairman of the Board of Directors of Eventer Technologies Ltd. beginning October 2020.

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

Director Independence

Our Board of Directors has determined that Yoram Bauman, Eliyahu Yoresh, Amitay Weiss, Liron Carmel and Alon Dayan do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq rules.

Composition of the Board of Directors

The members of our Board of Directors are appointed to three staggered director classes, which are as follows:

●	Class I consists of Liron Carmel and Amitay Weiss, each with a term expiring at the first annual meeting of our stockholders following our contemplated uplist to the Nasdaq.

●	Class II consists of Eli Yoresh and Alon Dayan, each with a term expiring at the second annual meeting of our stockholders following our contemplated uplist to the Nasdaq.

●	Class III consists of Yoram Bauman and Amihay Hadad, each with a term expiring at the third annual meeting of our stockholders following our contemplated uplist to the Nasdaq.

The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of management or a change of control of our company.

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee.

We do not have any of the above mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our officers or Board of Directors.

Potential Conflicts of Interest.

Since we do not have an audit or compensation committee, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

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

The following table sets out the compensation paid for the fiscal years ended December 31, 2022 and 2021 as applicable to our principal executive officer and principal financial and accounting officer and the two other most highly paid executive officers:

The table is in U.S. dollars
Name and principal position	Year	Salary	Bonus		Stock Awards	Option Awards	All Other Compensation	Total
Mr. Amihay Hadad	2022	133,320	14,920	(2)	-	-	-	148,239
Chief Executive Officer, Former Chief Financial Officer (1)	2021	83,326	-		-	-	-	83,326

Mr. Shahar Marom	2022	85,301	5,968	(4)	-	-	-	91,269
Chief Financial Officer(3)	2021	-	-		-	-	-	-

Mr. Itay Brookmayer	2022	235,482	-		-	-	-	235,482
Chief Executive Officer of Gix Media	2021	208,721	39,471		-	-	-	248,192

Ofer Restatcher	2022	216,796	-		-	-	-	216,796
VP Research and Development of Gix Media	2021	90,078	-		-	-	-	90,078

(1)	Mr. Amihay Hadad’s compensation for the fiscal year-ended December 31, 2021 and December 31, 2022, includes compensation received for his service as the Company’s Chief Financial Officer until his resignation on June 28, 2022. Mr. Amihay Hadad’s compensation for the fiscal year-ended December 31, 2021 and December 31, 2022 was partially paid by the Company and by the Parent Company, and after the consummation of the Reorganization Transaction, was wholly paid by the Company.

(2)	This amount includes a one-time bonus cash payment of NIS 50,000 granted as a reward to Mr. Hadad for his performance in connection with the Reorganization Transaction with Gix Media.
(3)	Mr. Shahar Marom’s salary for the fiscal year-ended December 31, 2022, was paid beginning July 1, 2022 and onwards.
(4)	This amount includes a one-time bonus cash payment of NIS 20,000 granted as a reward to Mr. Marom for his performance in connection with the Reorganization Transaction with Gix Media.

Director’s Compensation

The following table sets forth the compensation we paid our non-executive directors during the fiscal year ended December 31, 2022.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Yoram Bauman	142,482	-	-	-	142,482
Alon Dayan	917	-	-	-	917
Amitay Weiss	917	-	-	-	917
Liron Carmel	917	-	-	-	917
Eli Yoresh	917	-	-	-	917

Effective as of December 1, 2022, our non-executive directors are each entitled to a quarterly compensation fee of NIS 10,000 (approximately $2,750).

Compensation Policies and Practices as They Relate to the Company’s Risk Management

We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Compensatory Arrangements

Except for our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, we do not have any formal employment or consulting agreement with any of our officers. Any future compensation will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed.

Chairman of the Board

We have entered into a management consulting agreement, through Viewbix Israel with Mr. Yoram Baumann, which provides for the following compensation in connection with his services as the Company’s and Gix Media’s Chairman of the Board of Directors: (i) a gross monthly consulting fee of NIS 50,000 (approximately $14,200), which as of December 1, 2022 was increased to 65,000 (approximately $18,500) and (ii) certain additional performance-based cash awards, including (a) the Company’s achievement of certain pre-determined financial targets (as evaluated pursuant to adjusted EBITDA metrics), (b) the completion of an equity or debt financing above $5 million and (c) the completion of certain merger/sale transactions (collectively the “Chair’s Bonus Payments”). The Chair’s Bonus Payments, in the aggregate, are limited to an annual amount equal to six (6) months’ consulting fees, all subject to Gix Internet’s compensation policy.

The foregoing description of Mr. Baumann’s consulting agreement is qualified in its entirety by reference to the full text of the employment agreement, a copy of which is filed as Exhibit 10.7 hereto.

Chief Executive Officer

We have entered into an employment agreement, through Viewbix Israel with Mr. Amihay Hadad, our Chief Executive Officer, pursuant to which as of December 1, 2022, he is entitled to receive the following terms of compensation: (i) a gross monthly base salary of NIS 50,000 (approximately $14,200) and (ii) certain additional performance-based cash awards, including (a) the Company’s achievement of certain pre-determined financial targets (as evaluated pursuant to adjusted EBITDA metrics), (b) completion of certain merger and acquisition transactions, and (c) pursuant to the discretion of the Board of Directors following a review of Mr. Hadad’s performance upon the completion of the fiscal year (collectively the “Bonus Payments”). The Bonus Payments, in the aggregate, are limited to an amount equal to six (6) months’ base salary. In accordance with the terms of Mr. Hadad’s employment agreement, he will also receive additional benefits customary for a chief executive officer of his experience and for companies of similar stature and standing to that of the Company.

The foregoing description of Mr. Hadad’s employment agreement is qualified in its entirety by reference to the full text of the employment agreement, a copy of which is filed as Exhibit 10.5 hereto.

Chief Financial Officer

We have entered into an employment agreement, through Viewbix Israel with Mr. Shahar Marom, our Chief Financial Officer, pursuant to which, as of July 1, 2022, he is entitled to an initial monthly base salary of NIS 35,000 (approximately $10,000); and an equity grant, as will determined and will approved by our Board. Additionally, we agreed to pay Mr. Marom both (i) an annual target bonus of up two monthly salaries pursuant to certain pre-determined EBIDTA objectives as set forth in his employment agreement; and (ii) an annual discretionary bonus of up to two monthly salaries, at the discretion of the chief executive officer and our Board. In accordance with the terms of Mr. Marom’s employment agreement, he will also receive additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of the Company.

The foregoing description of Mr. Marom’s employment agreement is qualified in its entirety by reference to the full text of the employment agreement, a copy of which is filed as Exhibit 10.6 hereto.

Chief Executive Officer of Gix Media

Gix Media has entered into an employment agreement with, Mr. Itay Brookmayer, Gix Media’s Chief Executive Officer, pursuant to which, effective as of January 1, 2022, he is entitled to receive the following terms of compensation: (i) a monthly base salary of NIS 50,000 (approximately $14,200); and (ii) an annual target bonus of up to six monthly salaries pursuant to certain pre-determined EBITDA metrics objectives as set forth in his employment agreement;. In accordance with the terms of Mr. Brookmayer’s employment agreement, he will also receive additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of Gix Media.

VP Research and Development of Gix Media

Gix Media has entered into an employment agreement with, Mr. Ofer Restatcher, Gix Media’s VP Research and Development, pursuant to which, effective as of January 1, 2022, he is entitled to receive a monthly base salary of NIS 48,000 (approximately $13,600). In accordance with the terms of Mr. Restatcher’s employment agreement, he will also receive additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of Gix Media.

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2022.

Option Grants

During the year ended December 31, 2022, the Board of Directors did not authorize the issuance of stock options to executive officers and directors to purchase shares of Common Stock.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2022 by our executive officers.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to Named Executive Officers in the last completed fiscal year under any LTIP.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2022 and 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below provides information regarding the beneficial ownership of our Common Stock as of March 20, 2023, of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and officers as a group, and (iv) each person or entity known to us who owns more than 5% of our common stock.

The percentage of Common Stock beneficially owned is based on 14,783,964 shares of Common Stock outstanding as of March 20, 2023. The number and percentage of shares of Common Stock beneficially owned by a person or entity also include shares of Common Stock issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days of December 31, 2022. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Gix Internet Ltd.	Common Stock	11,535,000	(2)	76.67%
MMCAP International Inc. SPC	Common Stock	1,855,921	(3)	12.34%

Executive Officers and Directors
Amihay Hadad	Common Stock	-		-
Shahar Marom	Common Stock	-		-
Yoram Bauman	Common Stock	-		-
Eliyahu Yoresh	Common Stock	10,270	(4)	*
Amitay Weiss	Common Stock	-
Liron Carmel	Common Stock	4,387	(5)	*
Alon Dayan	Common Stock	1,786		*
Directors and officers as a group (7 individuals)		16,443		*

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners named in the table have, to our knowledge, direct ownership of and sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

(2)	Based solely on a Schedule 13D/A filed by the reporting stockholder with the SEC on September 19, 2022. The number of shares beneficially owned by Gix Internet Ltd. includes (i) 11,274,334 of the Registrant’s Common Stock, (ii) warrants to purchase up to 130,333 shares of Common Stock with an exercise price of $13.44 per share, each of such warrant is currently exercisable or exercisable within 60 days of December 31, 2022, and (iii) warrants to purchase up to 130,333 shares of Common Stock with an exercise price of $22.40 per share, each of such warrant is currently exercisable or exercisable within 60 days of December 31, 2022.

(3)	Based solely on a Schedule 13G/A filed by the reporting stockholder with the SEC on February 14, 2023.

(4)	Based solely on a Form 4 filed by Mr. Eliyahu Yoresh on September 29, 2022.

(5)	Based solely on a Form 4/A filed by Mr. Liron Carmel on September 29, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Certain Related Party Transactions

Loan Agreements

On February 13, 2022, the Company and Gix Internet entered into a loan agreement, according to which, Gix Internet extended to the Company a Loan (the “First Loan Agreement”) and as of November 20, 2022, the outstanding amount due under the First Loan Agreement was approximately $2.5 million (the “First Loan Amount”).

On March 22, 2020, Gix Media and Gix Internet entered into a loan agreement, according to which Gix Media extended Gix Internet a loan (the “Second Loan Agreement” and together with the First Loan Agreement, the “Loan Agreements”) and as of November 20, 2022, the outstanding amount due under the Second Loan Agreement was approximately $7.2 million (the “Second Loan Amount”).

On November 20, 2022, the Company, Gix Media and Gix Internet agreed to restructure the Loan Agreements, such that the Company repaid the First Loan Amount to Gix Internet, by offsetting its amount from the Second Loan Amount owed by Gix Internet to Gix Media. As a result, the outstanding amount due under the Second Loan Agreement was reduced to approximately $4.7 million and as of the date of this Annual Report, the Company has no further obligations under the First Loan Agreement. As of December 31, 2022, the outstanding amount due under the Second Loan Amount was approximately $3.5 million.

Additionally, on November 20, 2022, the Second Loan Agreement was amended to reflect the conversion of the currency of the Second Loan Amount (including any interest accrued thereunder) from NIS to USD, effective as of July 1, 2022.

Director Independence

Our Board of Directors has determined that Yoram Bauman, Eliyahu Yoresh, Amitay Weiss, Liron Carmel and Alon Dayan do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent”. We are not currently subject to listing requirements of any national securities exchange, which generally stipulates certain requirements that a majority of a company’s Board of Directors be classified as “independent”. As a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors”. Notwithstanding the foregoing, we have voluntarily adopted the definition of “independent” as defined under Nasdaq Rule 5605(a)(2), and believe Yoram Bauman, Eliyahu Yoresh, Amitay Weiss, Liron Carmel and Alon Dayan qualify accordingly.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed Brightman Almagor Zohar & Co. as independent public accountant for the fiscal years ended December 31, 2022.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by (a) Brightman Almagor Zohar & Co. for the audit of the Registrant’s annual financial statements for the years ended December 31, 2022, and December 31, 2021, and (b) the aggregate fees billed in each of the last two fiscal years as pertaining to, among others, tax compliance, tax advice and tax planning conferred to the Registrant.

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Audit fees (1)	204,000	50,000
Tax -related fees (2)	41,000	-

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC, out of which, an amount of $70,000 is in connection with the Recapitalization Transaction.

(2)	Tax fees consist of, among other items, tax assessment and filings, review of quarterly estimated tax payments, consultation concerning tax compliance issues, and services rendered in connection with the Recapitalization Transaction.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No. Description

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Viewbix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on September 6, 2022).
3.2	Amended and Restated Bylaws of Viewbix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the SEC on September 20, 2022).
4.1*	Description of Registrant’s Securities
4.2	Form of Warrant by and between the Company and Gix Media Ltd., dated July 25, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019)
10.1	2017 Employee Incentive Plan (incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 17, 2018)
10.2*	2023 Stock Incentive Plan
10.3	Form of Stock Subscription Agreement between the Company and the investors set forth therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2020)
10.4	Agreement and Plan of Merger, dated December 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2021)
10.5*	Employment Agreement by and between Viewbix Ltd. and Amihay Hadad, dated February 23, 2023
10.6*	Employment Agreement by and between Viewbix Ltd. and Shahar Marom, dated June 28, 2022
10.7*	Management Services Agreement by and between Viewbix Ltd. and Yoram Baumann, dated January 12, 2022
21.1*	Subsidiaries of the Registrant
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

VIEWBIX INC.

Date: March 24, 2023	By:	/s/ Amihay Hadad
Amihay Hadad
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 24th day of March 2023 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ Amihay Hadad	Chief Executive Officer and Director
Amihay Hadad	(Principal Executive Officer)

/s/ Shahar Marom	Chief Financial Officer
Shahar Marom	(Principal Financial and Accounting Officer)

/s/ Yoram Bauman	Chairman of the Board of Directors
Yoram Bauman

/s/ Eliyahu Yoresh	Director
Eliyahu Yoresh

/s/ Amitay Weiss	Director
Amitay Weiss

/s/ Liron Carmel	Director
Liron Carmel

/s/ Alon Dayan	Director
Alon Dayan

