Form 10-Q
period 2023-03-31
Viewbix Inc.
filed 2023-05-15
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

On May 14, 2023, the Registrant had 14,783,964 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

CONTENTS

Page

Interim Condensed Consolidated Balance Sheets (unaudited)	4 - 5

Interim Condensed Consolidated Statements of Operations (unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	7

Interim Condensed Consolidated Statements of Cash Flows (unaudited)	8 - 9

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)	10 - 22

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of March 31	As of December 31
	Note	2023	2022

ASSETS

CURRENT ASSETS

Cash and cash equivalents		1,771	4,196
Restricted deposits		184	185
Accounts receivable		15,559	20,945
Loan to parent company	3	3,635	3,542
Other current assets		822	973

Total current assets		21,971	29,841

NON-CURRENT ASSETS

Severance pay funds		51	52
Deferred taxes		257	340
Property and equipment, net		284	302
Operating lease right-of-use asset	4	464	486
Intangible assets, net	5	14,599	15,313
Goodwill	5	17,361	17,361

Total non-current assets		33,016	33,854

Total assets		54,987	63,695

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of March 31	As of December 31
	Note	2023	2022

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable		14,056	19,782
Short-term loans	6	4,822	5,069
Current maturities of long-term loans	6	1,879	1,500
Other payables		1,381	2,084
Operating lease liabilities - short term	4	85	87

Total current liabilities		22,223	28,522

NON-CURRENT LIABILITIES

Accrued severance pay		148	152
Long-term loans, net of current maturities	6	3,585	2,881
Operating lease liabilities - long term	4	360	388
Deferred taxes		1,712	1,853

Total non-current liabilities		5,805	5,274

Commitments and Contingencies	7

SHAREHOLDERS’ EQUITY	8

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 14,783,964 shares as of March 31, 2023, and December 31, 2022		3	3
Additional paid-in capital		25,374	25,350
Accumulated deficit		(3,735)	(3,338)
Equity attributed to shareholders of Viewbix Inc.		21,642	22,015
Non-controlling interests		5,317	7,884
Total equity		26,959	29,899

Total liabilities and shareholders’ equity		54,987	63,695

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share data)

		For the three months ended March 31,
	Note	2023	2022

Revenues		20,862	20,435

Costs and Expenses:
Traffic-acquisition and related costs		17,981	17,615
Research and development		796	848
Selling and marketing		723	620
General and administrative		704	547
Depreciation and amortization		734	586

Operating income (loss)		(76)	219

Financial expense, net		185	337

Loss before income taxes		(261)	(118)

Income tax expense		84	31

Net loss		(345)	(149)

Less: net income attributable to non-controlling interests		52	119
Net loss attributable to shareholders of Viewbix Inc.		(397)	(268)

Net income per share – Basic attributed to shareholders:		(0.03)	(0.02)

Net income per share – Diluted attributed to shareholders:		(0.03)	(0.02)

Weighted average number of shares – Basic:		14,783,964	(*)14,783,964

Weighted average number of shares – Diluted:		15,044,630	(*)15,044,630

(*)	Share and per share data in these financial statements have been retrospectively adjusted to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction (see note 1.B).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2023	14,783,964	3	25,350	(3,338)	22,015	7,884	29,899
Net income (loss)	-	-		(397)	(397)	52	(345)
Share-based compensation	-	-	24	-	24	6	30
Transaction with the non-controlling interests (see note 1.C)	-	-	-	-	-	(2,625)	(2,625)

Balance as of March 31, 2023	14,783,964	3	25,374	(3,735)	21,642	5,317	26,959

	Common stock (*)		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2022	14,783,964	3	16,074	(2,366)	13,711	4,806	18,517
Net income (loss)	-	-	-	(268)	(268)	119	(149)
Share-based compensation	-	-	1	-	1	-	1
Adjustment to ultimate parent’s carrying values (see note 1.B)	-	-	9,227	-	9,227	4,101	13,328
Dividend declared to non-controlling interests	-	-	-	-	-	(350)	(350)

Balance as of March 31, 2022	14,783,964	3	25,302	(2,634)	22,671	8,676	31,347

(*)	Share and per share data in these financial statements have been retrospectively adjusted to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction (see note 1.B).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the three months ended March 31,
	2023	2022

Cash flows from Operating Activities
Net income (loss)	(345)	(149)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortizations	734	586
Share-based compensation	30	1
Deferred taxes	(58)	(55)
Accrued interest, net	(27)	(22)
Exchange rate differences on loans	-	184

Changes in assets and liabilities items:
Decrease (increase) in accounts receivable	5,386	2,083
Decrease (increase) in other receivables	151	(497)
Decrease in operating lease right-of-use assets	22	20
Increase (decrease) in severance pay, net	(3)	19
Decrease in accounts payable	(5,726)	(4,019)
Decrease in other payables	(122)	(137)
Decrease in operating lease liabilities	(30)	(18)
Increase in loan from parent company	-	54

Net cash provided by (used in) operating activities	12	(1,950)

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

	For the three months ended March 31,
	2023	2022

Cash flows from Investing Activities
Purchase of property and equipment	(2)	(39)
Cash paid to non-controlling interests (see note 1.C)	(2,625)	-
Capitalization of software development costs	-	(16)

Net cash used in investing activities	(2,627)	(55)

Cash flows from Financing Activities

Repayment of short-term loans	(247)	-
Receipt of long-term bank loan	1,500	-
Repayment of long-term bank loans	(417)	(349)
Payment of dividend to non-controlling interests	(445)	(350)
Payment of dividend to shareholders	(130)	-
Increase in loan to parent company	(72)	(229)

Net cash provided by (used in) financing activities	189	(928)

Decrease in cash and cash equivalents and restricted cash	(2,426)	(2,933)

Cash and cash equivalents and restricted cash at beginning of period	4,381	5,442

Cash and cash equivalents and restricted cash at end of period	1,955	2,509

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	185	326
Interest paid	197	103
	382	429

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

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

As the Company and Gix Media Ltd. were Interim Condensed Consolidated both by the Parent Company and Medigus Ltd. (the “Ultimate Parent”), before and after the Reorganization Transaction, the Reorganization Transaction was accounted for as a transaction between entities under common control. Accordingly, the financial information of the Company and Gix Media Ltd. is presented in these financial statements, for all periods presented, reflecting the historical cost of the Company and Gix Media Ltd., as it is reflected in the consolidated financial statements of the Parent Company, for all periods preceding March 1, 2022, the date the Ultimate Parent obtained a controlling interest in the Parent Company and as it is reflected in the consolidated financial statements of the Ultimate Parent for all periods subsequent to March 1, 2022.

Share and per share data in these financial statements have been retrospectively adjusted, for the three months ended March 31, 2022, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

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

As of December 31, 2022, Gix Media holds 70% of Cortex’s share capital.

On January 23, 2023, Gix Media acquired an additional 10% of the share capital Cortex, increasing its holdings to 80% of the share capital of Cortex in consideration for $2,625 (the “Subsequent Purchase”). The Subsequent Purchase was financed by Gix Media’s existing cash balances and by a long-term bank loan received on January 17, 2023, in the amount of $1,500.

The Subsequent Purchase, was recorded as a transaction with non-controlling interests in the Company’s statement of changes in shareholders equity for the three month period ended March 31, 2023.

D. Reverse Stock Split

In connection with the Closing of the Reorganization Transaction, the Company filed an Amended and Restated Certificate of Incorporation (the “Amended COI”) with the Secretary of State of Delaware, effective as of August 31, 2022, pursuant to which, concurrently with the effectiveness of the Amended COI, the Company, among other things, effected a reverse stock split of its Common Stock at a ratio of 1-for-28. Share and per share data in these financial statements have been retrospectively adjusted to reflect the reverse stock split for the three months ended March 31, 2023.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Group’s Annual Report on Form 10-K for the year ended December 31, 2022.

B. Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

C. Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, deferred taxes, inventory impairment, stock-based compensation, as well as in estimates used in applying the revenue recognition policy. Actual results may differ from those estimates.

D. Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

E. Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Group’s condensed consolidated financial statements.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 3: LOAN TO PARENT COMPANY

	As of March 31 2023	As of December 31 2022

Loan to Parent Company	$3,635	$3,542

The balance with the Parent Company represents a balance of an intercompany loan under a loan agreement signed between Gix Media and the Parent Company on March 22, 2020. The loan bears interest at a rate to be determined from time to time in accordance with Section 3(j) of the Income Tax Ordinance, new version, and the Income Tax Regulations (Determination of Interest Rate for the purposes of Section 3(j), 1986) or according to a market interest rate decision as agreed between the parties.

On November 20, 2022, the Company, Gix Media and the Parent Company agreed to restructure loan agreements between the parties (see note 15 in the 2022 annual financial statements) such that the Company fully repaid the loan to the Parent Company by offsetting its amount from the loan owed by the Parent Company to Gix Media. As a result, as of March 31, 2023, and December 31, 2022, the Company has no further obligations under the loan agreement with the Parent Company.

For the three months ended March 31, 2023, and the year ended 2022, Gix Media recognized interest income in the amount of $21 and $143, respectively.

NOTE 4: LEASES

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

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities.

Weighted-average remaining lease term and discount rate were as follows:

As of March 31 2023

Operating leases weighted average remaining lease term (in years)	4.92
Operating leases weighted average discount rate	3.10%

As of December 31 2022

Operating leases weighted average remaining lease term (in years)	5.17
Operating leases weighted average discount rate	3.10%

Operating lease expenses amounted to $26 and $25 for the three months ended March 31, 2023 and 2022, respectively.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 5: GOODWILL AND INTANGIBLE ASSETS, NET

A.	Composition:

	Internal-use Software (*)	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2023	465	6,234	11,008	17,361	35,068
Additions	-	-	-	-	-
Balance as of March 31, 2023	465	6,234	11,008	17,361	35,068

Accumulated amortization:
Balance as of January 1, 2023	122	741	1,531	-	2,394
Amortization recognized during the period	35	222	457	-	714
Balance as of March 31, 2023	157	963	1,988	-	3,108

Amortized cost:
As of March 31, 2023	308	5,271	9,020	17,361	31,960

	Internal-use Software (*)	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2022	449	7,753	7,757	12,483	28,442
Adjustments to Ultimate Parent company carrying values (see note 1.B)	-	(1,519)	3,251	4,878	6,610
Additions	16	-	-	-	16
Balance as of December 31, 2022	465	6,234	11,008	17,361	35,068

Accumulated amortization:
Balance as of January 1, 2022	-	4,261	3,284	-	7,545
Adjustments to Ultimate Parent company carrying values (see note 1.B)	-	(4,457)	(3,413)	-	(7,870)
Amortization recognized during the year	122	937	1,660	-	2,719
Balance as of December 31, 2022	122	741	1,531	-	2,394

Amortized cost:
As of December 31, 2022	343	5,493	9,477	17,361	32,674

(*)	During 2020, Gix Media engaged with a subcontractor for the development of an internal-use software (the “Software”). Gix Media capitalized its developments costs until March 1, 2022 and from this date the Software became available for use. Accordingly, Gix Media recognized amortization expenses over the estimated useful life of the Software determined to be three years. For the three months ended March 31, 2023, and the period from March 1, 2022, until December 31, 2022, Gix Media recorded amortization expenses of $35 and $122, respectively.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 6: LOANS

A.	Bank Financing for Cortex’s capital shares additional Purchase:

On January 23, 2023, Gix Media acquired an additional 10% of Cortex’s capital shares (see note 1.C) which was financed by Gix Media’s existing cash balances and by a long-term bank loan received on January 17, 2023, in the amount of $1,500 to be repaid in 42 monthly payments at an annual interest rate of SOFR + 5.37%.

B.	Cortex’s Loan Agreement:

On September 21, 2022, Cortex and Leumi entered into an addendum to an existing loan agreement between the parties, dated August 15, 2020. As part of the addendum to the loan agreement, Leumi provided Cortex with a monthly renewable credit line of $1,500 (the “Cortex Credit Line”). The Cortex Credit Line was determined every month at the level of 70% of Cortex’s customers’ balance. The amounts that are drawn from the Cortex Credit Line bear an annual interest of SOFR + 3.52% (Overnight Financing Rate Secured, guaranteed daily interest as determined in accordance with the Federal Bank in New York).

As of March 31, 2023 and December 31, 2022, the Cortex Credit Line was fully withdrawn (see also note 10).

C.	Composition of long-term loans, short-term loans, and credit lines of the Group:

The following is the composition of the balance of the Group’s loans according to their nominal value:

	Interest rate (*)	As of March 31, 2023	As of December 31, 2022

Short-term loan – the Company	8%	22	69
Short-term bank loan – Gix Media	LIBOR + 3.20%	3,300	3,500
Short-term bank loan – Cortex	SOFR + 3.52%	1,500	1,500
Long-term bank loan, including current maturity – Gix Media (received on October 13, 2021)	LIBOR + 4.12%	4,036	4,381
Long-term bank loan, including current maturity – Gix Media (received on January 23, 2023)	SOFR + 5.37%	1,428	-

		10,286	9,450

(*)	The LIBOR interest rate will continue to be published until June 2023 and then will be replaced by the Secured Overnight Financing Rate (“SOFR”).

D. Short term loan:

On December 18, 2020, the Company entered into a loan agreement and Stock Subscription Agreement with certain Investors, pursuant to which the Investors lent an aggregate amount of $69 at an annual interest rate of 8% (the “Loan”).

In January 2023, the Company reached an agreement with the investors that the Loan received will be repaid in 3 equal monthly payments. As of the date of approval of these financial statements, the Loan was fully repaid by the Company.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 7: COMMITMENTS AND CONTINGENCIES

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

NOTE 8: SHAREHOLDERS’ EQUITY

A. Shares of Common Stock:

Shares of Common Stock confer the rights to: (i) participate in the general meetings, to one vote per share for any purpose, to an equal part, on share basis, (ii) in distribution of dividends and (iii) to equally participate, on share basis, in distribution of excess of assets and funds from the Company and will not confer other privileges.

B. Warrants:

The following table summarizes information of outstanding warrants as of March 31, 2023 and December 31, 2022:

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

D. Share option plan:

In 2017, after the completion of Gix Media’s acquisition by the Parent Company, the Parent Company granted options to Gix Media’s employees. These options entitle the employees to purchase ordinary shares of the Parent Company that are traded on Tel-Aviv Stock Exchange.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 8: SHAREHOLDERS’ EQUITY (Cont.)

D. Share option plan (Cont.):

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

As of the date of approval of these financial statements, no stock-based awards were granted by the Company under 2023 Plan.

E. Dividends:

1.	On September 14, 2022, Gix Media declared a dividend in the amount of $1,000 of which an amount of $83 was paid as tax to the Israeli Tax Authority. During 2022 Gix Media distributed an amount of $787 out of the remaining amount of $917, which an amount of $714 that was distributed to the Parent Company, was offset from the loan to Parent Company (see also note 3). The remaining amount of $130 was distributed by Gix Media in January 2023.

2.	On December 25, 2022, Cortex declared a dividend in the total amount of $445 to the non-controlling interests. The amount was distributed by Cortex to non-controlling interests in two payments of $219 and $226 in February and March 2023, respectively.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 9: SEGMENT REPORTING

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

Segments’ assets and liabilities are not reviewed by the CODM and therefore were not reflected in the segment reporting.

Segments revenues and operating results:

	Search segment	Digital content segment	Adjustments (See below)		For the three months ended March 31, 2023

Revenues from external customers	5,110	15,752	-		20,862
Depreciation and amortization	-	-	734		734
Segment operating income (loss)	231	796	(1,103)		(76)
Financial (expenses) income, net	(74)	37	(148	)(*)	(185)
Segment Income (loss), before income taxes	157	833	(1,251)		(261)

	Search segment	Digital content segment	Adjustments (See below)		For the three months ended March 31, 2022

Revenues from external customers	6,036	14,399	-		20,435
Depreciation and amortization	-	-	586		586
Segment operating income	72	830	(683)		219
Financial (expenses) income, net	(66)	(14)	(257	)(*)	(337)
Segment Income (loss), before income taxes	6	816	(940)		(118)

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 9: SEGMENT REPORTING (Cont.)

The “adjustment” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

For the three months ended March 31, 2023

Depreciation and amortization expenses not attributable to segments (**)	$(734)
General and administrative not attributable to the segments (***)	$(369)
$(1,103)

For the three months ended March 31, 2022

Depreciation and amortization expenses not attributable to segments (**)	$(586)
General and administrative not attributable to the segments (***)	$(97)
$(683)

(*)	Mainly consist of financial expenses from the Financing Agreement of bank loans taken for business combinations (see note 6).

(**)	Mainly consist of technology and customer relations amortization costs from business combinations.

(***)	Mainly consist of salary and related expenses, professional consulting expenses and other expenses in connection with the business combinations and the Reorganization Transaction.

NOTE 10: SUBSEQUENT EVENTS

On April 27, 2023, Leumi increased the Cortex Credit Line by $1,000, which was fully withdrawn by Cortex.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of March 31, 2023 and 2022, and the related statements of statement operation, statement of changes in shareholders’ equity and statements of cash flows for the nine and three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

This management discussion and analysis section contains forward-looking statements, such as statements of the Company’s plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the continued demand of digital advertising as an integral part of corporate marketing and internal communications plans and the continued growth and acceptance of digital advertising as effective alternatives to traditional offline marketing products and service;

●	our ability to generate enough cash flow to meet our debt obligations or fund our other liquidity needs;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out shareholders’ ownership interests;

●	our ability to adequately protect our intellectual property;

●	our ability to successfully integrate the business of Gix Media Ltd. (“Gix Media”), our wholly owned subsidiary, and Cortex Media Group Ltd. (“Cortex”), our majority owned subsidiary;

●	our subsidiaries’ future performance; and

●	entry of new competitors and products, the impact of large and established internet and technology companies and potential technological obsolescence of our offered platforms.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with which may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described in this Quarterly Report on Form 10-Q, and those contained in section captioned “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023 (the “Annual Report”). The Company’s actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview and background

Viewbix Inc. (the “Registrant”, “Viewbix” or the “Company”) is a digital advertising platform that develops and markets a variety of technological platforms that automate, optimize and monetize digital online campaigns. Viewbix’s operations were previously focused on analysis of the video marketing performance of its clients as well as the effectiveness of their messaging (“Video Advertising Platform”). With the Video Advertising Platform, Viewbix allowed its clients with digital video properties the ability to use its platforms in a way that allows viewers to engage and interact with the video. The Video Advertising Platform measures when a viewer performs a specific action while watching a video and collects and reports the results to the client. However, due to the Company’s failure to meet predetermined sales targets which were set pursuant to the Recapitalization Transaction (as defined below), in January 2020, the Company determined to reduce its operations and the size of its sales and R&D team in the Digital Advertising Platform.

The Company, through its subsidiaries Gix Media and Cortex, expanded its digital advertising operations across two additional main sectors: ad search and digital content (the “Search Platform” and the “Content Platform”, respectively”). Gix Media and Cortex develop and market a variety of technological software solutions that automate, optimize and monetize online campaigns. Cortex also creates, edits and markets content in various languages to different target audiences in order to generate revenues from advertisements displayed together with the content, which are posted on digital content, marketing and advertising platforms. These technological tools enable advertisers and website owners to earn more from their advertising campaigns and generate additional profits from their sites.

Viewbix was incorporated in the State of Delaware on August 16, 1985, under a predecessor name, The InFerGene Company (“InFerGene Company”). On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., an Ohio corporation, which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc. (“Zaxis”).

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

On February 7, 2019, the Company entered into a share exchange agreement (the “Recapitalization Transaction”) with Gix Internet Ltd. (formerly known as Algomizer Ltd.), a company organized under the laws of the State of Israel (“Gix Internet” or “Parent Company”), pursuant to which Gix Internet assigned, transferred and delivered 99.83% of its holdings in Viewbix Ltd., a company organized under the laws of the State of Israel (“Viewbix Israel”), to the Company in exchange for shares of restricted common stock, par value $0.0001 per share (“Common Stock”) of the Company, which resulted in Viewbix Israel becoming a subsidiary of the Company. In connection with the Recapitalization Transaction, effective as of July 26, 2019, the Company’s name was changed from Virtual Crypto Technologies, Inc. to Viewbix Inc.

Reorganization Transaction with Gix Media Ltd.

On December 5, 2021, the Company entered into a certain Agreement and Plan of Merger (the “Reorganization Transaction”) with Gix Media., an Israeli company and the majority-owned subsidiary of Gix Internet, in the field of MarTech (Marketing Technology) solutions, primarily search and content monetization and Vmedia Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, following the Reorganization Transaction, and upon satisfaction of additional closing conditions, Merger Sub will merge with and into Gix Media, with Gix Media being the surviving entity and wholly-owned subsidiary of the Company. Prior to the closing of the Reorganization Transaction, Gix Media was a majority-owned subsidiary of Gix Internet, which held approximately 58% of the Common Stock of the Company, on a fully diluted basis.

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

In connection with the Closing, effective as of August 31, 2022, the Company adopted an Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), pursuant to which the Company, among other things, effected a reverse stock split of its Common Stock at a ratio of 1-for-28 (the “Reverse Split”) and an Amended and Restated Bylaws (“Bylaws”). All descriptions of our capital stock, including share amounts and per share amounts in this Quarterly Report, are presented after giving effect to the Reverse Split.

Acquisition of Cortex Media Group Ltd.

On October 13, 2021, Gix Media acquired 70% (on a fully diluted basis) of the share capital of Cortex (the “Cortex Acquisition”), an Israeli private company operating in the field of online media and advertising. In consideration for the Cortex Acquisition, Gix Media paid NIS 35 million in cash (approximately $11 million), out of which an amount of $0.5 million was deposited in trust for a period of 12 months from the closing date. The Cortex Acquisition also includes the obligation and right of Gix Media to acquire 30% of Cortex’s share capital in three equal tranches, each at the beginning of 2023, 2024 and 2025 (“Remaining Balance Shares”), such that following the acquisition of all of the Remaining Balance Shares, Gix Media will hold 100% of Cortex’s share capital on a fully diluted basis. On January 23, 2023, Gix Media purchased an additional 10% of Cortex’s share capital.

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

Results of Operations

Results of Operations During the Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

Our revenues were $20,862 thousand for the three months ended March 31, 2023, compared to $20,435 thousand during the same period in the prior year.

Our revenues from Cortex’s Content Platform were $15,752 thousand for the three months ended March 31, 2023, an increase of $1,353 as compared to $14,399 thousand during the same period in the prior year. The reasons for the increase during the three months ended March 31, 2023 are due to: (1) operational growth of the advertising platforms used by Cortex for its reader traffic acquisition process; (2) an increase in the amount of readers exposed to Cortex’s digital content websites (the “Cortex Websites”) as result of the increase in the content displayed on the Cortex Websites; and (3) the successful increase of digital content published in Spanish, and launch of digital content published in new languages such as Portuguese and Germany.

Our revenues from Gix Media’s Search Platform were $5,110 thousand for the three months ended March 31, 2023, a decrease of $926 as compared to $6,036 thousand during the same period in the prior year. The reasons for the decrease during the three months ended March 31, 2023 are due to the decrease in the amount of search referrals conducted by users, provided by Gix Media to search engines, caused primarily by a decrease in the amount of searches received from Gix Media’s third party strategic partners, including a significant strategic partner of Gix Media. In response to this decrease, Gix Media expanded its user traffic resources during the three months ended March 31, 2023, by engaging with new strategic partners, which in turn mitigated the scope of the decrease.

Our traffic-acquisition and related costs were $17,981 thousand for the three months ended March 31, 2023, a slight increase as compared to $17,615 thousand during the same period in the prior year. The reason for the increase in the three months ended March 31, 2023, is due to the increase in the Content Platform’s revenues.

Our research and development expenses were $796 thousand for the three months ended March 31, 2023, as compared to $848 thousand during the same period in the prior year. The reason for the decrease in the three months ended March 31, 2023, is due to the reduction of expenses in the Search Platform, primarily in salaries, technological services, and overheads.

Our selling and marketing expenses increased to $723 thousand for the three months ended March 31, 2023, as compared to $620 thousand during the same period in the prior year. The reason for the increase in the three months ended March 31, 2023, is due to the increase of the costs incurred in connection with the increase in the content displayed on the Cortex Websites.

Our general and administrative expenses increased to $704 thousand for the three months ended March 31, 2023, as compared to $547 thousand during the same period in the prior year. The reason for the increase in the three months ended March 31, 2023, is due to the increase in salary and related costs following the Reorganization Transaction with Gix Media on September 19, 2022, which led to the expansion of the Company’s management team, which included, among other things, the appointment of a chairman in June 2022 and a chief financial officer in July 2022. In addition, during the three months ended March 31, 2023, there was an increase in professional services and consultant costs following the Reorganization Transaction, as compared to the three months ended March 31, 2022.

Our depreciation and amortization expenses increased to $734 thousand for the three months ended March 31, 2023, as compared to $586 thousand during the same period in the prior year. The reason for the increase in the three months ended March 31, 2023, is due to reflection of the historical cost and depreciation expenses of all intangible assets as reflected in the consolidated financial statements of Medigus Ltd., due to the Reorganization Transaction on September 19, 2022. As the Company and Gix Media were Interim Condensed Consolidated both by Gix Internet and Medigus Ltd., the ultimate parent, before and after the Reorganization Transaction, the Reorganization Transaction was accounted for as a transaction between entities under common control (see Note 1b of our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q).

Our net financial expenses were $185 thousand for the three months ended March 31, 2023, compared to $337 thousand net financial expenses during the same period in the prior year. The reason for the decrease during the three months ended March 31, 2023, is mainly due to the decrease in the financial expenses relating to the USD to NIS exchange rate, as compared to the three months ended March 31, 2022. In the three months ended March 31, 2023, the net financial expenses were related to the increased interest on the Company’s bank loans due to the increases in the market’s interest rates.

Our tax expenses were $84 thousand for the three months ended March 31, 2023, as compared to $31 income tax thousand during the same period in the prior year. The reason for the increase during the three months ended March 31, 2023, is due to the increase in Cortex’s income before tax.

Liquidity and Capital Resources

As of March 31, 2023, we had current assets of $21,971 thousand consisting of $1,771 thousand in cash and cash equivalents, $184 thousand restricted deposits, $15,559 thousand in accounts receivable, $822 thousand in other current assets and $3,635 thousand in loan to our Parent Company.

As of March 31, 2023, we had non-current assets of $33,016 thousand consisting of $51 thousand in severance pay funds, $257 thousand in deferred taxes, $464 thousand in operating lease right-of-use asset, $284 thousand in property and equipment net, $14,599 thousand in intangible assets, net and $17,361 thousand in goodwill.

As of March 31, 2023, we had $22,223 thousand in current liabilities consisting of $14,056 thousand in accounts payable, $1,381 thousand in other payables, $6,701 thousand in short term loans and current maturities of long-term loans, $85 thousand in operating lease liabilities – short term.

As of March 31, 2023, we had $5,805 thousand in non-current liabilities consisting of $148 thousand in accrued severance pay, $3,585 thousand long-term loans, $360 thousand in operating lease liabilities - long term and $1,712 thousand in deferred taxes.

As of December 31, 2022, we had current assets of $29,841 thousand consisting of $4,196 thousand in cash and cash equivalents, $185 thousand restricted deposits, $20,945 thousand in accounts receivable, $973 thousand in other current assets and a $3,542 thousand in loan to our Parent Company.

As of December 31, 2022, we had non-current assets of $33,854 thousand consisting of $52 thousand in severance pay funds, $340 thousand in deferred taxes, $486 thousand in operating lease right-of-use asset, $302 thousand in property and equipment net, $15,313 thousand in intangible assets, net and $17,361 thousand in goodwill.

As of December 31, 2022, we had $28,522 thousand in current liabilities consisting of $19,782 thousand in accounts payable, $2,084 thousand in other payables, $6,569 thousand in short term loans and current maturities of long-term loan, $87 thousand in operating lease liabilities – short term.

As of December 31, 2022, we had $5,274 thousand in non-current liabilities consisting of $152 thousand in accrued severance pay, $2,881 thousand in long-term loan, $388 thousand in operating lease liabilities - long term and $1,853 thousand in deferred taxes.

We had a negative working capital of $252 thousand compared to positive working capital of $1,319 thousand as of March 31, 2023 and December 31, 2022, respectively.

During the three months ended March 31, 2023, we had positive cash flow from operating activities of $12 thousand, which was mainly the result of $345 thousand in net loss, $679 thousand from positive adjustments to operating activities, and $322 thousands from negative changes in assets and liabilities items.

During the three months ended March 31, 2022, we had negative cash flow from operating activities of $1,950 thousand, which was mainly the result of $149 thousand in net loss, $694 thousand from positive adjustments to operating activities offset by $2,495 negative changes in assets and liabilities items.

There are no limitations in the Company’s Amended and Restated Certificate of Incorporation on the Company’s ability to borrow funds or raise funds through the issuance of shares of its common stock to affect a business combination.

On December 18, 2020, we entered into a Loan Agreement (the “Loan Agreement”) with certain investors pursuant to which the investors lent us an aggregate of $69,000 (the “Principal Amount”). In accordance with the terms of the Loan Agreement, we repaid the interest on the Principal Amount (8% compounded annually) to the investors by issuing 19,715 shares of Common Stock, at a price per share of $0.01. The shares of Common Stock were issued to the investors pursuant to Regulation S of the Securities Act of 1933, as amended. In January 2023 we agreed to repay the outstanding Principal Amount to the investors in three equal monthly payments. As of the date of this Quarterly Report, we have fully repaid the outstanding Principal Amount.

Gix Media has provided several liens under the Financing Agreement with Leumi in connection with the Cortex Transaction, including: (1) a floating lien on Gix Media’s assets; (2) a lien on Gix Media’s bank account in Leumi; (3) a lien on Gix Media’s rights under the Cortex Transaction; (4) a fixed lien on Gix Media’s intellectual property; and (5) a lien on all of Gix Media’s holdings in Cortex.

As of March 31, 2023, the Company has also provided several liens under Financing Agreement with Leumi in connection with the Cortex Acquisition, as follows: (1) a guarantee to Bank Leumi of all of Gix Media’s obligations and undertakings to Bank Leumi, unlimited in amount; (2) a subordination letter on behalf of the Company to Leumi Bank; (3) a first ranking asset charge over all of the assets of the Company; and (4) a Deposit Account Control Agreement over the Company’s bank accounts.

According to the Financing Agreement, Gix Media undertook to meet financial covenants over the life of the loans as follows: the ratio of debt to EBITDA, based on the Gix Media’s consolidated financial statements in all 4 consecutive quarters, will not exceed 2.4 in the first two years and will not exceed 1.75 in the following two years. As of March 31, 2023, Gix Media is in compliance with the financial covenants in connection with the Financing Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, the Company’s chief executive officer and chief financial officer, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), the Company’s disclosure controls and procedures were not effective as of the end of March 31, 2023.

The Company’s disclosure controls and procedures were determined to be not effective as of the end of March 31, 2023, as the assets of the acquired businesses, Gix Media and Cortex, which were excluded from management’s assessment of internal control over financial reporting, constitute substantially all the Company’s assets as of March 31, 2023.

General guidance from the SEC staff provides that if a registrant consummates a material purchase business combination during its fiscal year and it is not possible to conduct an assessment of the acquired business’s internal control over financial reporting during the period between the consummation date and the date of management’s assessment, management may exclude the acquired business from management’s report on internal control over financial reporting.

As previously described in our financial statements for the fiscal year ended December 31, 2022, as the Reorganization Transaction was consummated on September 19, 2022, Gix Media, and its subsidiary Cortex, are determined each to be an acquired business for financial reporting purposes. In accordance with the SEC staff guidance, our management excluded Gix Media and Cortex, which represents the acquired business, from management’s report on internal control over financial reporting as of March 31, 2023.

The financial statements of each of Gix Media and Cortex reflect total assets constituting approximately 99% of the assets of the Company according to the related consolidated financial statements of the Company as of March 31, 2023. Because the assets of Gix Media and Cortex have been excluded from management’s assessment of internal control over financial reporting, and such assets constitute substantially all of the Company’s assets as of March 31, 2023, the Company’s management concluded that, pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), the disclosure controls and procedures were not effective as of the end of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plan

During the quarter ended March 31, 2023, our management began implementing a compliance project designed to assist the Company with effectively complying with the rules contemplated under the Sarbanes-Oxley Act of 2002. While we believe these measures will strengthen our internal control over financial reporting, we are required to implement and enhance controls underlying the financial information of Gix Media and Cortex as well as have these controls operate and perform for a sufficient period to demonstrate that the Company’s disclosure controls and procedures are effective. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

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

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer
Date: May 15, 2023		(Principal Executive Officer)

	By:	/s/ Shahar Marom
	Name:	Shahar Marom
	Title:	Chief Financial Officer
Date: May 15, 2023		(Principal Financial Officer)

-28-