Form 10-Q
period 2023-06-30
Viewbix Inc.
filed 2023-08-14
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

On August 14, 2023, the Registrant had 14,920,585 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

CONTENTS

Page

Interim Condensed Consolidated Balance Sheets (unaudited)	4-5

Interim Condensed Consolidated Statements of Operations (unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	7-8

Interim Condensed Consolidated Statements of Cash Flows (unaudited)	9-10

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)	11-21

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of June 30	As of December 31
	Note	2023	2022

ASSETS

CURRENT ASSETS

Cash and cash equivalents		3,304	4,196
Restricted deposits		182	185
Accounts receivable		18,415	20,945
Loan to parent company	3	3,689	3,542
Other current assets		693	973

Total current assets		26,283	29,841

NON-CURRENT ASSETS

Severance pay funds		-	52
Deferred taxes		211	340
Property and equipment, net		272	302
Operating lease right-of-use asset	4	442	486
Intangible assets, net	5	13,885	15,313
Goodwill	5	17,361	17,361

Total non-current assets		32,171	33,854

Total assets		58,454	63,695

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of June 30	As of December 31
	Note	2023	2022

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable		17,345	19,782
Short-term loans	6	6,000	5,069
Current maturities of long-term loans	6	1,879	1,500
Other payables		1,285	2,084
Operating lease liabilities - short term	4	83	87

Total current liabilities		26,592	28,522

NON-CURRENT LIABILITIES

Accrued severance pay		-	152
Long-term loans, net of current maturities	6	3,128	2,881
Operating lease liabilities - long term	4	334	388
Deferred taxes		1,632	1,853

Total non-current liabilities		5,094	5,274

Commitments and Contingencies	7

SHAREHOLDERS’ EQUITY	8

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 14,895,075 and 14,783,964 shares as of June 30, 2023 and December 31, 2022, respectively.		3	3
Additional paid-in capital		25,417	25,350
Accumulated deficit		(3,859)	(3,338)
Equity attributed to shareholders of Viewbix Inc.		21,561	22,015
Non-controlling interests		5,207	7,884
Total equity		26,768	29,899

Total liabilities and shareholders’ equity		58,454	63,695

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share data)

	Note	For the six months ended June 30,		For the three months ended June 30,
		2023	2022	2023	2022

Revenues		48,016	43,337	27,154	22,902

Costs and Expenses:
Traffic-acquisition and related costs		42,031	37,265	24,050	19,650
Research and development		1,513	1,641	717	793
Selling and marketing		1,438	1,225	715	605
General and administrative		1,392	876	688	329
Depreciation and amortization		1,468	1,315	734	729
Other expenses		-	35	-	35

Operating income		174	980	250	761

Financial expense, net		431	1,073	246	736

Income (loss) before income taxes		(257)	(93)	4	25

Income tax expense (benefit)		171	8	87	(23)

Net income (loss)		(428)	(101)	(83)	48

Less: net income attributable to non-controlling interests		93	430	41	311
Net loss attributable to shareholders of Viewbix Inc.		(521)	(531)	(124)	(263)

Net income per share – Basic attributed to shareholders:		(0.04)	(0.04)	(0.01)	(0.02)

Net income per share – Diluted attributed to shareholders:		(0.04)	(0.04)	(0.01)	(0.02)

Weighted average number of shares – Basic:		14,810,974	14,783,964 (*)	14,837,688	14,783,964 (*)

Weighted average number of shares – Diluted:		15,071,640	15,044,630 (*)	15,098,354	15,044,630 (*)

(*)	Share and per share data in these financial statements have been retrospectively adjusted to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction (see note 1.B).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2023	14,783,964	3	25,350	(3,338)	22,015	7,884	29,899
Net income (loss)	-	-	-	(521)	(521)	93	(428)
Share-based compensation (see note 8.A)	111,111	-	67	-	67	8	75
Transaction with the non-controlling interests (see note 1.C)	-	-	-	-	-	(2,625)	(2,625)
Dividend declared to non-controlling interests	-	-	-	-	-	(153)	(153)

Balance as of June 30, 2023	14,895,075	3	25,417	(3,859)	21,561	5,207	26,768

	Common stock		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of April 1, 2023	14,783,964	3	25,374	(3,735)	21,642	5,317	26,959
Net income (loss)	-	-	-	(124)	(124)	41	(83)
Share-based compensation (see note 8.A)	111,111	-	43	-	43	2	45
Dividend declared to non-controlling interests	-	-	-	-	-	(153)	(153)

Balance as of June 30, 2023	14,895,075	3	25,417	(3,859)	21,561	5,207	26,768

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock (*)		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity
Balance as of January 1, 2022	14,783,964	3	16,074	(2,366)	13,711	4,806	18,517

Net income (loss)	-	-	-	(531)	(531)	430	(101)
Share-based compensation			5		5	3	8
Adjustment to ultimate parent’s carrying values (see note 1.B)	-	-	9,227	-	9,227	4,101	13,328
Dividend declared to non-controlling interests	-	-	-	-	-	(742)	(742)

Balance as of June 30, 2022	14,783,964	3	25,306	(2,897)	22,412	8,598	31,010

	Common stock (*)		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of April 1, 2022	14,783,964	3	25,302	(2,634)	22,671	8,676	31,347

Net income (loss)	-	-	-	(263)	(263)	311	48
Share-based compensation	-	-	4	-	4	3	7
Dividend declared to non-controlling interests	-	-	-	-	-	(392)	(392)

Balance as of June 30, 2022	14,783,964	3	25,306	(2,897)	22,412	8,598	31,010

(*)	Share and per share data in these financial statements have been retrospectively adjusted to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction (see note 1.B).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the six months ended June 30,		For the three months ended June 30,
	2023	2022	2023	2022
Cash flows from Operating Activities
Net income (loss)	(428)	(101)	(83)	48

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,468	1,315	734	729
Share-based compensation	75	8	45	7
Deferred taxes	(92)	(123)	(34)	(68)
Accrued interest, net	(49)	(39)	(22)	(17)
Exchange rate differences on loans	-	961	-	777

Changes in assets and liabilities items:
Decrease (increase) in accounts receivable	2,530	(3)	(2,856)	(2,086)
Decrease (increase) in other receivables	280	(188)	129	309
Decrease in operating lease right-of-use assets	44	42	22	22
Decrease in severance pay, net	(100)	(1)	(97)	(20)
Increase (decrease) in accounts payable	(2,437)	(1,067)	3,289	2,952
Decrease in other payables	(218)	(297)	(96)	(160)
Decrease in operating lease liabilities	(58)	(37)	(28)	(19)
Increase in loan from parent company	-	128	-	74

Net cash provided by operating activities	1,015	598	1,003	2,548

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

	For the six months ended June 30,		For the three months ended June 30,
	2023	2022	2023	2022
Cash flows from Investing Activities
Purchase of property and equipment	(10)	(45)	(8)	(6)
Cash paid to non-controlling interests (see note 1.C)	(2,625)	-	-	-
Capitalization of software development costs	-	(16)	-	-

Net cash used in investing activities	(2,635)	(61)	(8)	(6)

Cash flows from Financing Activities
Receipt of short-term bank loan	1,200	1,000	1,200	1,000
Repayment of short-term loans	(269)	-	(22)	-
Receipt of long-term bank loan	1,500	-	-	-
Repayment of long-term bank loans	(874)	(702)	(457)	(353)
Payment of dividend to non-controlling interests	(598)	(742)	(153)	(392)
Payment of dividend to shareholders (see note 8.E.1)	(130)	-	-	-
Increase in loan to parent company	(104)	(856)	(32)	(627)

Net cash provided by (used in) financing activities	725	(1,300)	536	(372)

Increase (decrease) in cash and cash equivalents and restricted cash	(895)	(763)	1,531	2,170

Cash and cash equivalents and restricted cash at beginning of period	4,381	5,442	1,955	2,509

Cash and cash equivalents and restricted cash at end of period	3,486	4,679	3,486	4,679

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	512	416	327	90
Interest paid	444	227	247	124
	956	643	574	214
Substantial non-cash activities:
Share-based compensation to a director (see note 8.A)	34	-	34	-

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Share and per share data in these financial statements have been retrospectively adjusted, for the six and three months ended June 30, 2022, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction.

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

As of December 31, 2022, Gix Media held 70% of Cortex’s share capital.

On January 23, 2023, Gix Media acquired an additional 10% of the share capital of Cortex, increasing its holdings to 80% in consideration for $2,625 (the “Subsequent Purchase”). The Subsequent Purchase was financed by Gix Media’s existing cash balances and by a long-term bank loan received on January 17, 2023, in the amount of $1,500.

The Subsequent Purchase was recorded as a transaction with non-controlling interests in the Company’s statement of changes in shareholders equity for the six month period ended June 30, 2023.

D. Reverse Stock Split

In connection with the Closing of the Reorganization Transaction, the Company filed an Amended and Restated Certificate of Incorporation (the “Amended COI”) with the Secretary of State of Delaware, effective as of August 31, 2022, pursuant to which, concurrently with the effectiveness of the Amended COI, the Company, among other things, effected a reverse stock split of its Common Stock at a ratio of 1-for-28. Share and per share data in these financial statements have been retrospectively adjusted to reflect the reverse stock split for the six and three months ended June 30, 2022.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

B. Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 3: LOAN TO PARENT COMPANY

	As of June 30 2023	As of December 31 2022

Loan to Parent Company	$3,689	$3,542

The balance with the Parent Company represents a balance of an intercompany loan under a loan agreement signed between Gix Media and the Parent Company on March 22, 2020. The loan bears interest at a rate to be determined from time to time in accordance with Section 3(j) of the Income Tax Ordinance, new version, and the Income Tax Regulations (Determination of Interest Rate for the purposes of Section 3(j), 1986) or according to a market interest rate decision as agreed between the parties. The amount of the loan is in U.S. dollars.

On November 20, 2022, the Company, Gix Media and the Parent Company agreed to restructure loan agreements between the parties (see note 15 in the 2022 annual financial statements) such that the Company fully repaid the loan to the Parent Company by offsetting its amount from the loan owed by the Parent Company to Gix Media. As a result, as of June 30, 2023, and December 31, 2022, the Company has no further obligations under the loan agreement with the Parent Company.

For the six months ended June 30, 2023, and the year ended 2022, Gix Media recognized interest income in the amount of $43 and $143, respectively.

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

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities.

Weighted-average remaining lease term and discount rate were as follows:

As of June 30 2023

Operating leases weighted average remaining lease term (in years)	4.67
Operating leases weighted average discount rate	3.10%

As of December 31 2022

Operating leases weighted average remaining lease term (in years)	5.17
Operating leases weighted average discount rate	3.10%

Operating lease expenses amounted to $51 and $25 for the six and three months ended June 30, 2023, respectively.

Operating lease expenses amounted to $51 and $26 for the six and three months ended June 30, 2022, respectively.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 5: GOODWILL AND INTANGIBLE ASSETS, NET

Composition:

	Internal-use Software (*)	Customer Relations	Technology	Goodwill	Total

Cost:
Balance as of January 1, 2023	465	6,234	11,008	17,361	35,068
Additions	-	-	-	-	-
Balance as of June 30, 2023	465	6,234	11,008	17,361	35,068

Accumulated amortization:
Balance as of January 1, 2023	122	741	1,531	-	2,394
Amortization recognized during the period	69	444	915	-	1,428
Balance as of June 30, 2023	191	1,185	2,446	-	3,822

Amortized cost:
As of June 30, 2023	274	5,049	8,562	17,361	31,246

	Internal-use Software (*)	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2022	449	7,753	7,757	12,483	28,442
Adjustments to Ultimate Parent company carrying values (see note 1.B)	-	(1,519)	3,251	4,878	6,610
Additions	16	-	-	-	16
Balance as of December 31, 2022	465	6,234	11,008	17,361	35,068

Accumulated amortization:
Balance as of January 1, 2022	-	4,261	3,284	-	7,545
Adjustments to Ultimate Parent company carrying values (see note 1.B)	-	(4,457)	(3,413)	-	(7,870)
Amortization recognized during the year	122	937	1,660	-	2,719
Balance as of December 31, 2022	122	741	1,531	-	2,394

Amortized cost:
As of December 31, 2022	343	5,493	9,477	17,361	32,674

(*)

During 2020, Gix Media engaged with a subcontractor for the development of an internal-use software (the “Software”). Gix Media capitalized its developments costs until March 1, 2022 and from this date the Software became available for use. Accordingly, Gix Media recognized amortization expenses over the estimated useful life of the Software determined to be three years. For the six months ended June 30, 2023, and the period from March 1, 2022, until December 31, 2022, Gix Media recorded amortization expenses of $69 and $122, respectively.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

B. Cortex’s Loan Agreement:

On September 21, 2022, Cortex and Bank Leumi Le Israel Ltd (“Leumi”) entered into an addendum to an existing loan agreement between the parties, dated August 15, 2020. As part of the addendum to the loan agreement, Leumi provided Cortex with a monthly renewable credit line of $1,500 (the “Cortex Credit Line”). The Cortex Credit Line is determined every month at the level of 70% of Cortex’s customers’ balance. The amounts that are drawn from the Cortex Credit Line bear an annual interest of SOFR + 3.52% (Overnight Financing Rate Secured, guaranteed daily interest as determined in accordance with the Federal Bank in New York).

On April 27, 2023, Leumi increased the Cortex Credit Line by $1,000, which was fully withdrawn by Cortex as of June 30, 2023.

C. Composition of long-term loans, short-term loans, and credit lines of the Group:

The following is the composition of the balance of the Group’s loans according to their nominal value:

	Interest rate (*)	As of June 30, 2023	As of December 31, 2022

Short-term loan – the Company	8%	-	69
Short-term bank loan – Gix Media	LIBOR + 3.20%	3,500	3,500
Short-term bank loan – Cortex	SOFR + 3.52%	2,500	1,500
Long-term bank loan, including current maturity – Gix Media (received on October 13, 2021)	LIBOR + 4.12%	3,686	4,381
Long-term bank loan, including current maturity – Gix Media (received on January 17, 2023)	SOFR + 5.37%	1,321	-
		11,007	9,450

(*)	The LIBOR interest rate was published until end of June 2023 and from July 2023 was replaced by the Secured Overnight Financing Rate (“SOFR”).

D. Short term loan:

On December 18, 2020, the Company entered into a loan agreement and Stock Subscription Agreement with certain Investors, pursuant to which the Investors lent an aggregate amount of $69 at an annual interest rate of 8% (the “Loan”). In January 2023, the Company reached an agreement with the investors that the Loan received will be repaid in 3 equal monthly payments. In April 2023, the Loan was fully repaid by the Company.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

On May 18, 2023, the Company’s Board of Directors (the “Board”) approved to issue and grant 111,111 shares of restricted Common Stock (“Equity Grant”) to one of the Company’s directors (the “Director”). The Equity Grant was granted for consulting services provided to the Company by the Director, specifically in connection with securing favorable terms for a bank financing. The Company recorded a share-based compensation expense of $34 in general and administrative expenses with connection to the Equity Grant.

B. Warrants:

The following table summarizes information of outstanding warrants as of June 30, 2023 and December 31, 2022:

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 8: SHAREHOLDERS’ EQUITY (Cont.)

D. Share option plan (Cont.):

On March 2, 2023, the Board approved the adoption of the 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan permits the issuance of up to (i) 2,500,000 shares of Common Stock, plus (ii) an annual increase equal to the lesser of (A) 5% of the Company’s outstanding capital stock on the last day of the immediately preceding calendar year; and (B) such smaller amount as determined by the Board, provided that no more than 2,500,000 shares of Common Stock may be issued upon the exercise of Incentive Stock Options. If any outstanding awards expire, are canceled or are forfeited, the underlying shares would be available for future grants under the 2023 Plan. As of the date of approval of the financial statements, the Company had reserved 2,500,000 shares of Common Stock for issuance under the 2023 Plan.

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

As of the date of approval of these financial statements, 51,020 stock-based awards were granted by the Company under 2023 Plan (see note 10).

E. Dividends:

1.	On September 14, 2022, Gix Media declared a dividend in the amount of $1,000 of which an amount of $83 was paid as tax to the Israeli Tax Authority. During 2022 Gix Media distributed an amount of $787 out of the remaining amount of $917, which an amount of $714 that was distributed to the Parent Company, was offset from the loan to Parent Company (see also note 3). The remaining amount of $130 was distributed by Gix Media in January 2023.

2.	On December 25, 2022, Cortex declared a dividend in the total amount of $445 to the non-controlling interests. The amount was distributed by Cortex to non-controlling interests in two payments of $219 and $226 in February and March 2023, respectively.

3.	On June 29, 2023, Cortex declared and distributed a dividend in the total amount of $153 to the non-controlling interests.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Segments’ assets and liabilities are not reviewed by the Group’s chief operating decision maker and therefore were not reflected in the segment reporting.

Segments revenues and operating results:

	For the six months ended June 30, 2023
	Search segment	Digital content segment	Adjustments (See below)	Total

Revenues from external customers	10,952	37,064	-	48,016
Depreciation and amortization	-	-	1,468	1,468
Segment operating income (loss)	766	1,664	(2,256)	174
Financial expenses, net	(81)	(46)	(*) (304)	(431)
Segment Income (loss), before income taxes	685	1,618	(2,560)	(257)

	For the six months ended June 30, 2022
	Search segment	Digital content segment	Adjustments (See below)	Total

Revenues from external customers	11,898	31,439	-	43,337
Depreciation and amortization	-	-	1,315	1,315
Segment operating income (loss)	169	2,321	(1,510)	980
Financial (expenses) income, net	(66)	26	(*) (1,033)	(1,073)
Segment Income (loss), before income taxes	103	2,347	(2,543)	(93)

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 9: SEGMENT REPORTING (Cont.)

	For the three months ended June 30, 2023
	Search segment	Digital content segment	Adjustments (See below)	Total

Revenues from external customers	5,842	21,312	-	27,154
Depreciation and amortization	-	-	734	734
Segment operating income (loss)	535	868	(1,153)	250
Financial expenses, net	(7)	(83)	(*) (156)	(246)
Segment Income (loss), before income taxes	528	785	(1,309)	4

	For the three months ended June 30, 2022
	Search segment	Digital content segment	Adjustments (See below)	Total

Revenues from external customers	5862	17,040	-	22,902
Depreciation and amortization	-	-	729	729
Segment operating income (loss)	97	1,491	(827)	761
Financial (expenses) income, net	-	40	(*) (776)	(736)
Segment Income (loss), before income taxes	97	1,531	(1,603)	25

(*)	Mainly consist of financial expenses from the Financing Agreement of bank loans taken for business combinations (see note 6).

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 9: SEGMENT REPORTING (Cont.)

The “adjustment” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

	For the six months ended June 30, 2023	For the three months ended June 30, 2023

Depreciation and amortization expenses not attributable to segments (**)	(1,468)	(734)
General and administrative not attributable to the segments (***)	(788)	(419)
	(2,256)	(1,153)

	For the six months ended June 30, 2022	For the three months ended June 30, 2022

Depreciation and amortization expenses not attributable to segments (**)	(1,315)	(729)
General and administrative not attributable to the segments (***)	(195)	(98)
	(1,510)	(827)

(**)	Mainly consist of technology and customer relations amortization costs from business combinations.

(***)	Mainly consist of salary and related expenses and professional consulting expenses.

NOTE 10: SUBSEQUENT EVENTS

On July 20, 2023, the Company granted 51,020 restricted share units (the “RSUs”) to the new CEO of Gix Media, the subsidiary of the Company, as part of his employment terms, (the “Grantee”) under the following terms and conditions: (1) number of Common Stock underlying the grant of RSUs: 51,020 (2) Vesting Commencement Date: July 1, 2023 (3) vesting schedule: 50% of the RSUs will vest immediately upon the Vesting Commencement Date and the remaining 50% of the RSUs will vest 12 months after the Vesting Commencement Date, provided, in each case, that the Grantee remains continuously as a Service Provider (as defined under the 2023 Plan) of Gix Media or its affiliates throughout each such vesting date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of June 30, 2023 and 2022, and the related statements of statement operation, statement of changes in shareholders’ equity and statements of cash flows for the six and three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

Recent Developments

Reorganization Transaction with Gix Media Ltd.

On December 5, 2021, the Company entered into a certain Agreement and Plan of Merger (the “Reorganization Transaction”) with Gix Media., an Israeli company and the majority-owned subsidiary of Gix Internet, in the field of MarTech (Marketing Technology) solutions, primarily search and content monetization and Vmedia Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, following the Reorganization Transaction, and upon satisfaction of additional closing conditions, Merger Sub will merge with and into Gix Media, with Gix Media being the surviving entity and wholly-owned subsidiary of the Company. Prior to the closing of the Reorganization Transaction, Gix Media was a majority-owned subsidiary of Gix Internet, which held approximately 58% of the common stock of the Company, par value $0.0001 per share (“Common Stock”), on a fully diluted basis.

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

Corporate Information

We were incorporated in the State of Delaware on August 16, 1985 under a predecessor name, The InFerGene Company (“InFerGene Company”). On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., an Ohio corporation, which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc.

Our principal executive offices are located at 11 Derech Menachem Begin Street, Ramat Gan, Israel, 5268104 and our telephone number is +972 9-774-1505. Our website address is www.viewbix.com.

Results of Operations

Results of Operations During the Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022

Our revenues were $27,154 thousand for the three months ended June 30, 2023, compared to $22,902 thousand during the same period in the prior year.

Our revenues from Cortex’s Content Platform were $21,312 thousand for the three months ended June 30, 2023, an increase of $4,272 as compared to $17,040 thousand during the same period in the prior year. The reasons for the increase during the three months ended June 30, 2023 are due to: (1) operational growth of the advertising platforms used by Cortex for its reader traffic acquisition process; (2) an increase in the amount of readers exposed to Cortex’s digital content websites (the “Cortex Websites”) as result of the increase in the content displayed on the Cortex Websites; and (3) the successful increase of digital content published in Spanish, and launch of digital content published in new languages such as Portuguese and German.

Our revenues from Gix Media’s Search Platform were $5,842 thousand for the three months ended June 30, 2023, a slight decrease as compared to $5,862 thousand during the same period in the prior year.

Our traffic-acquisition and related costs were $24,050 thousand for the three months ended June 30, 2023, an increase of $4,400 compared to $19,650 thousand during the same period in the prior year. The reason for the increase in the three months ended June 30, 2023, is due to the increase in the Content Platform’s revenues.

Our research and development expenses were $717 thousand for the three months ended June 30, 2023, as compared to $793 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2023, is due to the reduction of expenses in the Search Platform, primarily in salaries and technological services.

Our selling and marketing expenses increased to $715 thousand for the three months ended June 30, 2023, as compared to $605 thousand during the same period in the prior year. The reason for the increase in the three months ended June 30, 2023, is due to the increase of selling and marketing expenses incurred in connection with the increase in the content displayed on the Cortex Websites and an increase primarily in salaries in the Search Platform.

Our general and administrative expenses increased to $688 thousand for the three months ended June 30, 2023, as compared to $329 thousand during the same period in the prior year. The reason for the increase in the three months ended June 30, 2023, is due to the increase in salary and related costs following the Reorganization Transaction with Gix Media on September 19, 2022, which led to the expansion of the Company’s management team, which included, among other things, the appointment of a chairman in June 2022 and a full-time chief financial officer in July 2022. In addition, during the three months ended June 30, 2023, there was an increase in professional services and consultant costs following the Reorganization Transaction, as compared to the three months ended June 30, 2022.

Our depreciation and amortization expenses for the three months ended June 30, 2023, were $734 thousand as compared to $729 thousand during the same period in the prior year.

Our other expenses for the three months ended June 30, 2023 were $0 thousand, compared to $35 thousand during the three months ended June 30, 2022. The decrease in our other expenses during to the three months ended June 30, 2023 is due to expenses incurred during the three months ended June 30, 2022, in connection with the Reorganization Transaction which was consummated on September 19, 2022.

Our net financial expenses were $246 thousand for the three months ended June 30, 2023, compared to $736 thousand net financial expenses during the same period in the prior year. The reason for the decrease during the three months ended June 30, 2023, is mainly due to the decrease in the financial expenses relating to the USD to NIS exchange rate, as compared to the three months ended June 30, 2022, which was partially offset by the increase in interest expenses related to the Company’s bank loans due to increases in the market’s interest rates during the three months ended June 30, 2023.

Our income tax expenses were $87 thousand for the three months ended June 30, 2023, as compared to a $23 thousand tax benefit during the same period in the prior year. The reason for the increase during the three months ended June 30, 2023, is due to the fact that during the three months ended June 30, 2022, Gix Media recorded a tax benefit from previous years.

Results of Operations During the Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2023

Our revenues were $48,016 thousand for the six months ended June 30, 2023, compared to $43,337 thousand during the same period in the prior year.

Our revenues from Cortex’s Content Platform were $37,064 thousand for the six months ended June 30, 2023, an increase of $5,625 as compared to $31,439 thousand during the same period in the prior year. The reasons for the increase during the six months ended June 30, 2023 are due to: (1) operational growth of the advertising platforms used by Cortex for its reader traffic acquisition process; (2) an increase in the amount of readers exposed to the Cortex Websites as result of the increase in the content displayed on the Cortex Websites; and (3) the successful increase of digital content published in Spanish, and launch of digital content published in new languages such as Portuguese and German.

Our revenues from Gix Media’s Search Platform were $10,952 thousand for the six months ended June 30, 2023, a decrease of $946 as compared to $11,898 thousand during the same period in the prior year. The reasons for the decrease during the six months ended June 30, 2023, are due to the decrease in the amount of search referrals conducted by users, provided by Gix Media to search engines, caused primarily by a decrease in the number of searches received from Gix Media’s third party strategic partners, including a significant strategic partner of Gix Media. In response to this decrease, Gix Media expanded its user traffic resources during the six months ended June 30, 2023, by engaging with new strategic partners, which in turn mitigated the scope of the decrease.

Our traffic-acquisition and related costs were $42,031 thousand for the six months ended June 30, 2023, an increase of $4,766 compared to $37,265 thousand during the same period in the prior year. The reason for the increase in the six months ended June 30, 2023, is due to the increase in the Content Platform’s revenues.

Our research and development expenses were $1,513 thousand for the six months ended June 30, 2023, compared to $1,641 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2023, is due to the reduction of expenses in the Search Platform, primarily in salaries and technological services.

Our selling and marketing expenses were $1,438 thousand for the six months ended June 30, 2023, which is an increase of $213 thousand as compared to $1,225 thousand during the same period in the prior year. The increase of selling and marketing expenses during the six months ended June 30, 2023, is due to expenses incurred in connection with the increase in the content displayed on the Cortex Websites and an increase primarily in salaries in the Search Platform.

Our general and administrative expenses were $1,392 thousand for the six months ended June 30, 2023, an increase of $516 as compared to $876 thousand during the same period in the prior year. The reason for the increase in the six months ended June 30, 2023, is due to the increase in salary and related costs following the Reorganization Transaction with Gix Media on September 19, 2022, which led to the expansion of the Company’s management team, which included, among other things, the appointment of a chairman of the board in June 2022 and a full-time chief financial officer in July 2022. In addition, during the six months ended June 30, 2023, there was an increase in professional services and consultant costs following the Reorganization Transaction, as compared to the six months ended June 30, 2022.

Our depreciation and amortization expenses increased to $1,468 thousand for the six months ended June 30, 2023, as compared to $1,315 thousand during the same period in the prior year. The reason for the increase in the six months ended June 30, 2023, is due to reflection of the historical cost and depreciation expenses of all intangible assets as reflected in the consolidated financial statements of Medigus Ltd., due to the Reorganization Transaction on September 19, 2022. As the Company and Gix Media were consolidated both by Gix Internet and Medigus Ltd., the ultimate parent, before and after the Reorganization Transaction, the Reorganization Transaction was accounted for as a transaction between entities under common control (see Note 1b of our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q).

Our other expenses were $0 thousand for the six months ended June 30, 2023, compared to $35 thousand during the six months ended June 30, 2022. The decrease in our other expenses during the six months ended June 30, 2023 is due to expenses incurred during the six months ended June 30, 2023, in connection with the Reorganization Transaction which was consummated on September 19, 2022.

Our net financial expenses were $431 thousand for the six months ended June 30, 2023, compared to $1,073 thousand during the same period in the prior year. The reason for the decrease during the six months ended June 30, 2023, is mainly due to the decrease in financial expenses relating to the USD to NIS exchange rate, as compared to the six months ended June 30, 2022, which was partially offset by the increase in interest expenses related to the Company’s bank loans due to increases in the market’s interest rates during the six months ended June 30, 2023.

Our income tax expenses were $171 thousand for the six months ended June 30, 2023, as compared to $8 thousand during the same period in the prior year. The reason for the increase during the six months ended June 30, 2023, is due to the fact that during the six months ended June 30, 2022, Gix Media recorded a tax benefit from previous years.

Liquidity and Capital Resources

As of June 30, 2023, we had current assets of $26,283 thousand, consisting of $3,304 thousand in cash and cash equivalents, $182 thousand restricted deposits, $18,415 thousand in accounts receivable, $693 thousand in other current assets and $3,689 thousand in a loan to our Parent Company.

As of June 30, 2023, we had non-current assets of $32,171 thousand, consisting of $211 thousand in deferred taxes, $442 thousand in operating lease right-of-use asset, $272 thousand in property and equipment net, $13,885 thousand in intangible assets net and $17,361 thousand in goodwill.

As of June 30, 2023, we had $26,592 thousand in current liabilities consisting of $17,345 thousand in accounts payable, $1,285 thousand in other payables, $7,879 thousand in short term loans and current maturities of long-term loans, $83 thousand in operating lease liabilities – short term.

As of June 30, 2023, we had $5,094 thousand in non-current liabilities consisting of $3,128 thousand long-term loans, $334 thousand in operating lease liabilities - long term and $1,632 thousand in deferred taxes.

As of December 31, 2022, we had current assets of $29,841 thousand consisting of $4,196 thousand in cash and cash equivalents, $185 thousand restricted deposits, $20,945 thousand in accounts receivable, $973 thousand in other current assets and a $3,542 thousand in loan to our Parent Company.

As of December 31, 2022, we had non-current assets of $33,854 thousand consisting of $52 thousand in severance pay funds, $340 thousand in deferred taxes, $486 thousand in operating lease right-of-use asset, $302 thousand in property and equipment net, $15,313 thousand in intangible assets net and $17,361 thousand in goodwill.

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

We had a negative working capital of $309 thousand compared to positive working capital of $1,319 thousand as of June 30, 2023 and December 31, 2022, respectively.

During the three months ended June 30, 2023, we had a positive cash flow from operating activities of $1,003 thousand, which was the result of $83 thousand in net loss, $723 thousand from positive adjustments to operating activities, and $363 thousands from positive changes in assets and liabilities items.

During the six months ended June 30, 2023, we had positive cash flow from operating activities of $1,015 thousand, which was the result of $428 thousand in net loss, $1,402 thousand from positive adjustments to operating activities, and $41 thousands from positive changes in assets and liabilities items.

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

As of June 30, 2023, the Company has also provided several liens under Financing Agreement with Leumi in connection with the Cortex Acquisition, as follows: (1) a guarantee to Leumi of all of Gix Media’s obligations and undertakings to Leumi, unlimited in amount; (2) a subordination letter on behalf of the Company to Leumi; (3) a first ranking asset charge over all of the assets of the Company; and (4) a Deposit Account Control Agreement over the Company’s bank accounts.

According to the Financing Agreement, Gix Media undertook to meet financial covenants over the life of the loans as follows: the ratio of debt to EBITDA, based on the Gix Media’s consolidated financial statements in all 4 consecutive quarters, will not exceed 2.4 in the first two years and will not exceed 1.75 in the following two years. As of June 30, 2023, Gix Media is in compliance with the financial covenants in connection with the Financing Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, the Company’s chief executive officer and chief financial officer, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), the Company’s disclosure controls and procedures were not effective as of the end of June 30, 2023.

The Company’s disclosure controls and procedures were determined to be not effective as of the end of June 30, 2023, as the assets of the acquired businesses, Gix Media and Cortex, which were excluded from management’s assessment of internal control over financial reporting, constitute substantially all the Company’s assets as of June 30, 2023.

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

As previously described in our financial statements for the fiscal year ended December 31, 2022, as the Reorganization Transaction was consummated on September 19, 2022, Gix Media, and its subsidiary Cortex, are each determined to be an acquired business for financial reporting purposes. In accordance with the SEC staff guidance, our management excluded Gix Media and Cortex, which each represent an acquired business, from management’s report on internal control over financial reporting as of June 30, 2023.

The financial statements of each of Gix Media and Cortex reflect total assets constituting approximately 99% of the assets of the Company according to the related consolidated financial statements of the Company as of June 30, 2023. Because the assets of Gix Media and Cortex have been excluded from management’s assessment of internal control over financial reporting, and such assets constitute substantially all of the Company’s assets as of June 30, 2023, the Company’s management concluded that, pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), the disclosure controls and procedures were not effective as of the end of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plan

During the quarter ended June 30, 2023, our management continued to implement a compliance project designed to assist the Company with effectively complying with the rules contemplated under the Sarbanes-Oxley Act of 2002. While we believe these measures will strengthen our internal control over financial reporting, we are required to implement and enhance controls underlying the financial information of Gix Media and Cortex as well as have these controls operate and perform for a sufficient period to demonstrate that the Company’s disclosure controls and procedures are effective. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report.

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

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer
Date: August 14, 2023		(Principal Executive Officer)

	By:	/s/ Shahar Marom
	Name:	Shahar Marom
	Title:	Chief Financial Officer
Date: August 14, 2023		(Principal Financial and Accounting Officer)

-30-