Form 10-Q
period 2023-09-30
Viewbix Inc.
filed 2023-11-14
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

On November 14, 2023, the Registrant had 14,920,585 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

CONTENTS

Page

Interim Condensed Consolidated Balance Sheets (unaudited)	4-5

Interim Condensed Consolidated Statements of Operations (unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	7-8

Interim Condensed Consolidated Statements of Cash Flows (unaudited)	9-8

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)	11-22

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of September 30	As of December 31
	Note	2023	2022

ASSETS

CURRENT ASSETS

Cash and cash equivalents		2,550	4,196
Restricted deposits		184	185
Accounts receivable		11,493	20,945
Loan to parent company	3	3,718	3,542
Other current assets		807	973

Total current assets		18,752	29,841

NON-CURRENT ASSETS

Severance pay funds		-	52
Deferred taxes		192	340
Property and equipment, net		257	302
Operating lease right-of-use asset	4	419	486
Intangible assets, net	5	13,169	15,313
Goodwill	5	17,361	17,361

Total non-current assets		31,398	33,854

Total assets		50,150	63,695

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of September 30	As of December 31
	Note	2023	2022

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable		11,742	19,782
Short-term loans	6	6,000	5,069
Current maturities of long-term loans	6	1,879	1,500
Other payables		904	2,084
Operating lease liabilities - short term	4	80	87

Total current liabilities		20,605	28,522

NON-CURRENT LIABILITIES

Accrued severance pay		-	152
Long-term loans, net of current maturities	6	2,663	2,881
Operating lease liabilities - long term	4	306	388
Deferred taxes		1,546	1,853

Total non-current liabilities		4,515	5,274

Commitments and Contingencies	7

SHAREHOLDERS’ EQUITY	8

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 14,920,585 and 14,783,964 shares as of September 30, 2023 and December 31, 2022, respectively.		3	3
Additional paid-in capital		25,457	25,350
Accumulated deficit		(5,369)	(3,338)
Equity attributed to shareholders of Viewbix Inc.		20,091	22,015
Non-controlling interests		4,939	7,884
Total equity		25,030	29,899

Total liabilities and shareholders’ equity		50,150	63,695

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share data)

	Note	For the nine months ended September 30,		For the three months ended September 30,
		2023	2022	2023	2022

Revenues		63,731	66,115	15,715	22,778

Costs and Expenses:
Traffic-acquisition and related costs		56,557	56,912	14,526	19,647
Research and development		2,213	2,445	700	804
Selling and marketing		2,118	1,853	680	628
General and administrative		2,119	1,326	727	450
Depreciation and amortization		2,202	2,051	734	736
Other expenses		-	121	-	86

Operating income (loss)		(1,478)	1,407	(1,652)	427

Financial expense, net		691	1,374	260	301

Income (loss) before income taxes		(2,169)	33	(1,912)	126

Income tax expense (benefit)		40	63	(131)	55

Net income (loss)		(2,209)	(30)	(1,781)	71

Less: net income (loss) attributable to non-controlling interests		(178)	647	(271)	217
Net loss attributable to shareholders of Viewbix Inc.		(2,031)	(677)	(1,510)	(146)

Net loss per share – Basic and diluted attributed to shareholders		(0.14)	(0.05)	(0.10)	(0.01)

Weighted average number of shares – Basic and diluted		14,847,913	14,783,964 (*)	14,920,585	14,783,964 (*)

(*)	Share and per share data in these financial statements have been retrospectively adjusted to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction (see note 1.B).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2023	14,783,964	3		25,350	(3,338)	22,015	7,884	29,899
Net loss	-	-		-	(2,031)	(2,031)	(178)	(2,209)
Share-based compensation (see note 8.A)	111,111	(*	)	82	-	82	11	93
Issuance of shares upon RSUs vesting (see note 8.D)	25,510	(*	)	25	-	25	-	25
Transaction with non-controlling interests (see note 1.C)	-	-		-	-	-	(2,625)	(2,625)
Dividend declared to non-controlling interests	-	-		-	-	-	(153)	(153)

Balance as of September 30, 2023	14,920,585	3		25,457	(5,369)	20,091	4,939	25,030

	Common stock			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of July 1, 2023	14,895,075	3		25,417	(3,859)	21,561	5,207	26,768
Net loss	-	-		-	(1,510)	(1,510)	(271)	(1,781)
Share-based compensation (see note 8.A)	-	-		15	-	15	3	18
Issuance of shares upon RSUs vesting (see note 8.D)	25,510	(*	)	25	-	25	-	25

Balance as of September 30, 2023	14,920,585	3		25,457	(5,369)	20,091	4,939	25,030

(*)	Represents an amount less than $1.

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock (*)		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity
Balance as of January 1, 2022	14,783,964	3	16,074	(2,366)	13,711	4,806	18,517
Net income (loss)	-	-	-	(677)	(677)	647	(30)
Share-based compensation	-	-	28	-	28	12	40
Adjustment to ultimate parent’s carrying values	-	-	9,227	-	9,227	4,101	13,328
Dividend distributed to shareholders	-	-	-	(1,000)	(1,000)	-	(1,000)
Dividend declared to non-controlling interests	-	-	-	-	-	(1,195)	(1,195)

Balance as of September 30, 2022	14,783,964	3	25,329	(4,043)	21,289	8,371	29,660

	Common stock (*)		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of July 1, 2022	14,783,964	3	25,306	(2,897)	22,412	8,598	31,010

Net income (loss)	-	-	-	(146)	(146)	217	71
Share-based compensation	-	-	23	-	23	9	32
Dividend distributed to shareholders	-	-	-	(1,000)	(1,000)	-	(1,000)
Dividend distributed to non-controlling interests	-	-	-	-	-	(453)	(453)

Balance as of September 30, 2022	14,783,964	3	25,329	(4,043)	21,289	8,371	29,660

(*)	Share and per share data in these financial statements have been retrospectively adjusted to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction (see note 1.B).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022
Cash flows from Operating Activities
Net income (loss)	(2,209)	(30)	(1,781)	71

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,202	2,051	734	736
Share-based compensation	118	40	43	32
Deferred taxes	(159)	(219)	(67)	(96)
Accrued interest, net	(13)	60	(7)	28
Interest income	(64)	(110)	(21)	(39)
Exchange rate differences on loans	-	1,033	-	72

Changes in assets and liabilities items:
Decrease in accounts receivable	9,452	17	6,922	20
Decrease (increase) in other receivables	166	190	(114)	378
Decrease in operating lease right-of-use assets	67	64	23	22
Decrease in severance pay, net	(100)	(2)	-	(1)
Increase (decrease) in accounts payable	(8,040)	(532)	(5,603)	535
Decrease in other payables	(592)	(525)	(374)	(228)
Decrease in operating lease liabilities	(89)	(56)	(31)	(19)
Increase in loan from parent company	-	194	-	66

Net cash provided by (used in) operating activities	739	2,175	(276)	1,577

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022
Cash flows from Investing Activities
Purchase of property and equipment	(13)	(52)	(3)	(7)
Capitalization of software development costs	-	(16)	-	-
Net cash used in investing activities	(13)	(68)	(3)	(7)

Cash flows from Financing Activities
Cash paid to non-controlling interests (see note 1.C)	(2,625)	-	-	-
Receipt of short-term bank loan	1,200	1,000	-	-
Repayment of short-term loans	(269)	(1,000)	-	(1,000)
Receipt of long-term bank loan	1,500	-	-	-
Repayment of long-term loan	(1,339)	(1,060)	(465)	(358)
Payment of dividend to non-controlling interests	(598)	(1,195)	-	(453)
Payment of dividend to shareholders (see note 8.E.1)	(130)	-	-	-
Increase in loan to parent company	(112)	(1,462)	(8)	(606)

Net cash used in financing activities	(2,373)	(3,717)	(473)	(2,417)

Decrease in cash and cash equivalents and restricted cash	(1,647)	(1,610)	(752)	(847)

Cash and cash equivalents and restricted cash at beginning of period	4,381	5,442	3,486	4,679

Cash and cash equivalents and restricted cash at end of period	2,734	3,832	2,734	3,832

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	575	551	63	135
Interest paid	696	391	252	164
	1,271	942	315	299
Substantial non-cash activities:
Dividend declared	-	1,000	-	1,000

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

Share and per share data in these financial statements have been retrospectively adjusted, for the nine and three months ended September 30, 2022, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction.

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

The Subsequent Purchase was recorded as a transaction with non-controlling interests in the Company’s statement of changes in shareholders equity for the nine month period ended September 30, 2023.

D. Reverse Stock Split

In connection with the Closing of the Reorganization Transaction, the Company filed an Amended and Restated Certificate of Incorporation (the “Amended COI”) with the Secretary of State of Delaware, effective as of August 31, 2022, pursuant to which, concurrently with the effectiveness of the Amended COI, the Company, among other things, effected a reverse stock split of its Common Stock at a ratio of 1-for-28. Share and per share data in these financial statements have been retrospectively adjusted to reflect the reverse stock split for the nine and three months ended September 30, 2022.

E. Going Concern

As a result of the decrease in user traffic during the three month period ending September 30, 2023, and the impact of the ongoing ‘Iron Swords’ war in Israel, which commenced subsequent to the balance sheet date (see note 10), the Company’s operations were adversely affected. While management expects the Company to continue to generate positive cash flows from its operations, such a decline may reasonably result in the Company’s inability to repay its debt obligations during the 12 month period following the issuance date of these financial statements. These prevailing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in light of these uncertainties include negotiating the terms of its debt instrument with Bank Leumi (see note 6) or issuing additional equity or debt instruments in order to raise capital. However, there can be no assurance that such financing alternatives will consummate or will be available on terms acceptable to the Company.

These interim financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 3: LOAN TO PARENT COMPANY

	As of September 30 2023	As of December 31 2022

Loan to Parent Company	$3,718	$3,542

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

On November 20, 2022, the Company, Gix Media and the Parent Company agreed to restructure loan agreements between the parties (see note 15 in the 2022 annual financial statements) such that the Company fully repaid the loan to the Parent Company by offsetting its amount from the loan owed by the Parent Company to Gix Media. As a result, as of September 30, 2023, and December 31, 2022, the Company has no further obligations under the loan agreement with the Parent Company.

For the nine months ended September 30, 2023, and the year ended 2022, Gix Media recognized interest income in the amount of $64 and $143, respectively.

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

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities.

Weighted-average remaining lease term and discount rate were as follows:

As of September 30 2023

Operating leases weighted average remaining lease term (in years)	4.42
Operating leases weighted average discount rate	3.10%

As of December 31 2022

Operating leases weighted average remaining lease term (in years)	5.17
Operating leases weighted average discount rate	3.10%

Operating lease expenses amounted to $82 and $31 for the nine and three months ended September 30, 2023, respectively. Operating lease expenses amounted to $77 and $26 for the nine and three months ended September 30, 2022, respectively.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 5: GOODWILL AND INTANGIBLE ASSETS, NET

Composition:

	Internal-use Software (*)	Customer Relations	Technology	Goodwill	Total

Cost:
Balance as of January 1, 2023	465	6,234	11,008	17,361	35,068

Additions	-	-	-	-	-
Balance as of September 30, 2023	465	6,234	11,008	17,361	35,068

Accumulated amortization:
Balance as of January 1, 2023	122	741	1,531	-	2,394

Amortization recognized during the period	102	667	1,375	-	2,144
Balance as of September 30, 2023	224	1,408	2,906	-	4,538

Amortized cost:
As of September 30, 2023	241	4,826	8,102	17,361	30,530

	Internal-use Software (*)	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2022	449	7,753	7,757	12,483	28,442

Adjustments to Ultimate Parent company carrying values (see note 1.B)	-	(1,519)	3,251	4,878	6,610
Additions	16	-	-	-	16
Balance as of December 31, 2022	465	6,234	11,008	17,361	35,068

Accumulated amortization:
Balance as of January 1, 2022	-	4,261	3,284	-	7,545

Adjustments to Ultimate Parent company carrying values (see note 1.B)	-	(4,457)	(3,413)	-	(7,870)
Amortization recognized during the year	122	937	1,660	-	2,719
Balance as of December 31, 2022	122	741	1,531	-	2,394

Amortized cost:
As of December 31, 2022	343	5,493	9,477	17,361	32,674

(*)	During 2020, Gix Media engaged with a subcontractor for the development of an internal-use software (the “Software”). Gix Media capitalized its developments costs until March 1, 2022 and from this date the Software became available for use. Accordingly, Gix Media recognized amortization expenses over the estimated useful life of the Software determined to be three years. For the nine months ended September 30, 2023, and the period from March 1, 2022, until December 31, 2022, Gix Media recorded amortization expenses of $102 and $122, respectively.

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

B. Cortex’s Loan Agreement:

On September 21, 2022, Cortex and Bank Leumi Le Israel Ltd (“Leumi”) entered into an addendum to an existing loan agreement between the parties, dated August 15, 2020 (“Cortex Loan Agreement”). As part of the addendum to the Cortex Loan Agreement, Leumi provided Cortex with a monthly renewable credit line of $1,500 (the “Cortex Credit Line”). The Cortex Credit Line is determined every month at the level of 70% of Cortex’s customers’ balance. The amounts that are drawn from the Cortex Credit Line bear an annual interest of SOFR + 3.52% (Overnight Financing Rate Secured, guaranteed daily interest as determined in accordance with the Federal Bank in New York).

On April 27, 2023, Leumi increased the Cortex Credit Line by $1,000, which was fully withdrawn by Cortex as of September 30, 2023.

In September 2023, Cortex and Leumi entered into an additional addendum to the Cortex Loan Agreement, in which Leumi extended the Cortex Credit Line of $2,500 by one year which will expire on September 20, 2024. The amounts that are drawn from the Cortex Credit Line (from October 2024), bear an annual interest of SOFR + 4.08%.

As of September 30, 2023, the Cortex Credit Line of $2,500 was fully withdrawn by Cortex.

C. Composition of long-term loans, short-term loans, and credit lines of the Group:

The following is the composition of the balance of the Group’s loans according to their nominal value:

	Interest rate (*)	As of September 30, 2023	As of December 31, 2022

Short-term loan – the Company	8%	-	69
Short-term bank loan – Gix Media	LIBOR + 3.20%	3,500	3,500
Short-term bank loan – Cortex	SOFR + 3.52%	2,500	1,500
Long-term bank loan, including current maturity – Gix Media (received on October 13, 2021)	LIBOR + 4.12%	3,328	4,381
Long-term bank loan, including current maturity – Gix Media (received on January 17, 2023)	SOFR + 5.37%	1,214	-
		10,542	9,450

(*)	The LIBOR interest rate was published until end of June 2023 and from July 2023 was replaced by the Secured Overnight Financing Rate (“SOFR”).

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6: LOANS (Cont.)

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

B. Warrants:

The following table summarizes information of outstanding warrants as of September 30, 2023 and December 31, 2022:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	130,333	July 2029	13.44	130,333
Class K Warrants	130,333	July 2029	22.40	130,333

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 8: SHAREHOLDERS’ EQUITY (Cont.)

C. Reverse Stock Split:

On August 31, 2022, the Company filed the Amended COI with the Secretary of State of Delaware to affect a 28 to 1 reverse stock split of the Company’s outstanding shares of Common Stock. All share and per share data in these financial statements have been retrospectively adjusted for the nine and three months ended September 30, 2022, to reflect the reverse stock split.

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

On July 20, 2023, the Company granted 51,020 restricted share units (the “RSUs”) under the 2023 Plan to Gix Media’s CEO, as part of his employment terms, (the “Grantee”) under the following terms and conditions: (1) 51,020 of Common Stock underlying the grant of RSUs (2) Vesting Commencement Date: July 1, 2023 (3) vesting schedule: 50% of the RSUs will vest immediately upon the Vesting

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 8: SHAREHOLDERS’ EQUITY (Cont.)

D. Share option plan (Cont.)

Commencement Date (the “First Tranche”) and the remaining 50% of the RSUs will vest 12 months after the Vesting Commencement Date, provided, in each case, that the Grantee remains continuously as a Service Provider (as defined under the 2023 Plan) of Gix Media or its affiliates throughout each such vesting date (the “Grant”).

In July 2023, following the Grant and upon the vesting of the First Tranche, the Company issued 25,510 shares of Common Stock to the Grantee. The Company recorded a share-based compensation expense of $25 in general and administrative expenses with connection to the issuance of shares upon the vesting of the First Tranche.

E. Dividends:

1.	On September 14, 2022, Gix Media declared a dividend to its shareholders prior to the consummation of the Reorganization Transaction in the amount of $1,000, of which an amount of $83 was paid as tax to the Israeli Tax Authority. During 2022 Gix Media distributed an amount of $787 out of the remaining amount of $917, which an amount of $714 that was distributed to the Parent Company, was offset from the loan to Parent Company (see also note 3). The remaining amount of $130 was distributed by Gix Media in January 2023.

2.	On December 25, 2022, Cortex declared a dividend in the total amount of $445 to the non-controlling interests. The amount was distributed by Cortex to non-controlling interests in two payments of $219 and $226 in February and March 2023, respectively.

3.	On June 29, 2023, Cortex declared and distributed a dividend in the total amount of $153 to the non-controlling interests.

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

Segments revenues and operating results:

	For the nine months ended September 30, 2023
	Search segment	Digital content segment	Adjustments (See below)	Total

Revenues from external customers	16,593	47,138	-	63,731
Depreciation and amortization	-	-	2,202	2,202
Segment operating income (loss)	1,053	796	(3,327)	(1,478)
Financial expenses, net	(89)	(159)	(*) (443)	(691)
Segment income (loss), before income taxes	964	637	(3,770)	(2,169)

	For the nine months ended September 30, 2022
	Search segment	Digital content segment	Adjustments (See below)	Total

Revenues from external customers	17,600	48,515	-	66,115
Depreciation and amortization	-	-	2,051	2,051
Segment operating income	316	3,586	(2,495)	1,407
Financial expenses, net	(99)	(1)	(*) (1,274)	(1,374)
Segment Income (loss), before income taxes	217	3,585	(3,769)	33

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 9: SEGMENT REPORTING (Cont.)

	For the three months ended September 30, 2023
	Search segment	Digital content segment	Adjustments (See below)	Total

Revenues from external customers	5,641	10,074	-	15,715
Depreciation and amortization	-	-	734	734
Segment operating income (loss)	287	(868)	(1,071)	(1,652)
Financial expenses, net	(8)	(113)	(*) (139)	(260)
Segment Income (loss), before income taxes	279	(981)	(1,210)	(1,912)

	For the three months ended September 30, 2022
	Search segment	Digital content segment	Adjustments (See below)	Total

Revenues from external customers	5,702	17,076	-	22,778
Depreciation and amortization	-	-	736	736
Segment operating income (loss)	147	1,265	(985)	427
Financial expenses, net	(32)	(27)	(*) (242)	(301)
Segment Income (loss), before income taxes	115	1,238	(1,227)	126

(*)	Mainly consist of financial expenses from the Financing Agreement of bank loans taken for business combinations (see note 6).

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 9: SEGMENT REPORTING (Cont.)

The “adjustment” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

	For the nine months ended September 30, 2023	For the three months ended September 30, 2023

Depreciation and amortization expenses not attributable to segments (**)	(2,202)	(734)
General and administrative not attributable to the segments (***)	(1,125)	(337)
	(3,327)	(1,071)

	For the nine months ended September 30, 2022	For the three months ended September 30, 2022

Depreciation and amortization expenses not attributable to segments (**)	(2,051)	(736)
General and administrative not attributable to the segments (***)	(444)	(249)
	(2,495)	(985)

(**)	Mainly consist of technology and customer relations amortization costs from business combinations.

(***)	Mainly consist of salary and related expenses and professional consulting expenses.

NOTE 10: SUBSEQUENT EVENTS

1.	On October 7, 2023, subsequent to the reporting period, the State of Israel suffered a surprise attack, which led to the declaration of the ‘Iron Swords’ War (the “War”). The War is on-going as of the issuance date of these financial statements. Consequently, the Company’s operations were disrupted due to the recruitment of some of the Company’s employees, including Gix Media’s CEO, to the army reserves.

Based on its assessment, the Company expects a negative effect on its results of operations in the fourth quarter of 2023 due to the War, which its extent cannot be estimated at this stage.

2.	On October 10, 2023, Gix Media and Leumi entered into an addendum to an existing loan agreement between the parties, dated October 13, 2021. As part of the addendum to the loan agreement, Leumi extended an existing monthly renewable credit line of $3,500 (the “Gix Media Credit Line”) by one year which will expire on October 13, 2024. The amounts that are drawn from the Gix Media Credit Line bear an annual interest of SOFR + 4.05%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of September 30, 2023 and 2022, and the related statements of statement operation, statement of changes in shareholders’ equity and statements of cash flows for the nine and three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

This management discussion and analysis section contains forward-looking statements, such as statements of the Company’s plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the continued demand of digital advertising as an integral part of corporate marketing and internal communications plans and the continued growth and acceptance of digital advertising as effective alternatives to traditional offline marketing products and service;

●	our ability to generate enough cash flow to meet our debt obligations or fund our other liquidity needs, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out shareholders’ ownership interests;

●	our ability to adequately protect our intellectual property;

●	our ability to successfully integrate the business of Gix Media Ltd. (“Gix Media”), our wholly owned subsidiary, and Cortex Media Group Ltd. (“Cortex”), our majority owned subsidiary;

●	our subsidiaries’ future performance;

●	entry of new competitors and products, the impact of large and established internet and technology companies and potential technological obsolescence of our offered platforms; and

●	political, economic and military conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and elsewhere in the region and Israel’s war against them, as well as the war’s potential impact on our business and operations.

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

Overview and Background

Viewbix Inc. (the “Registrant”, “Viewbix” or the “Company”) is a digital advertising platform that develops and markets a variety of technological platforms that automate, optimize and monetize digital online campaigns. Viewbix’s operations were previously focused on analysis of the video marketing performance of its clients as well as the effectiveness of their messaging (“Video Advertising Platform”). With the Video Advertising Platform, Viewbix allowed its clients with digital video properties the ability to use its platforms in a way that allows viewers to engage and interact with the video. The Video Advertising Platform measures when a viewer performs a specific action while watching a video and collects and reports the results to the client. However, due to the Company’s failure to meet predetermined sales targets which were set pursuant to the recapitalization transaction with Gix Internet Ltd., in January 2020, the Company determined to reduce its operations and the size of its sales and R&D team in the Digital Advertising Platform.

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

Content Platform

Cortex’s Content Platform produces engaging content and marketing material in various languages to various target audiences, in order to generate revenues from advertisements displayed together with the content, which are posted on digital content, marketing and advertising platforms. Cortex acts as a digital content platform that publishes content written by creative writers and editors which it employs. The content is displayed on several different content websites owned by Cortex, covering various subjects including culture, history, trips, pets, entertainment and leisure, food, etc. (the “Cortex Websites”). Cortex developed capabilities that enable it and its customers to profit from the original content which it publishes by advertising the content on leading international third-party websites and online ad platforms (the “Third Party Platforms”). Readers are exposed to the articles on the Third-Party Platforms and may choose to read them by clicking an ad, after which readers are directed automatically to the Cortex Websites where the content is posted.

The technological tools developed by Cortex allow businesses in the digital advertising market (search engines, ad exchanges, advertisers, content owners and brand owners) to earn more from their advertising campaigns and generate additional profit from their websites, both from its content and from its advertising.

Advertisers display ads on various platforms for potential customers (internet users and readers). In order to help maximize the effectiveness of advertising, Cortex developed different advertising systems and tools for content management, content distribution and campaigns and measurement of performance on the various platforms that display the content.

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

In connection with the Cortex Acquisition, on October 13, 2021, Gix Media entered into a financing agreement with Bank Leumi Le Israel Ltd (“Leumi”), for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the Cortex Acquisition (the “Financing Agreement”). On July 25, 2022, Gix Media and Leumi entered into an addendum to the Financing Agreement according to which, Leumi will provide Gix Media with a loan of up to $1,500,000 to be withdrawn at the discretion of Gix Media by no later than January 31, 2023 (the “Additional Loan”). The Additional Loan was withdrawn in connection with the purchase of the additional 10% of Cortex’s share capital on January 17, 2023. On October 10, 2023, Gix Media and Leumi entered into a second addendum to the Financing Agreement (the “Second Addendum”), according to which, effective as of September 26, 2023, certain provisions, including among others, the conditions of the financial covenants contained therein and the interest rate quote, were amended according to the agreed terms between the parties (see notes 6 and 10 of our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q).

Corporate Information

We were incorporated in the State of Delaware on August 16, 1985, under a predecessor name, The InFerGene Company (“InFerGene Company”). On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., an Ohio corporation, which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc.

Our principal executive offices are located at 11 Derech Menachem Begin Street, Ramat Gan, Israel, 5268104 and our telephone number is +972 9-774-1505. Our website address is www.viewbix.com.

Results of Operations

Results of Operations During the Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022

Our revenues were $15,715 thousand for the three months ended September 30, 2023, compared to $22,778 thousand during the same period in the prior year.

Our revenues from Cortex’s Content Platform were $10,074 thousand for the three months ended September 30, 2023, a decrease of $7,002 as compared to $17,076 thousand during the same period in the prior year. The reason for the decrease during the three months ended September 30, 2023 is due to a decrease of user traffic acquisition from the Third-Party Platforms, primarily resulting from technological changes and content policy changes on such Third-Party Platforms, causing a lower amount of users to reach the Cortex Websites and thus decreasing the exposures to the ads displayed on the Cortex Websites. In response to the technological and policy changes, Cortex updated and adjusted its platform to adapt to these changes, partially restoring the amount of user traffic acquisition, which mitigated the scope of the decrease.

Our revenues from Gix Media’s Search Platform were $5,641 thousand for the three months ended September 30, 2023, a slight decrease as compared to $5,702 thousand during the same period in the prior year.

Our traffic-acquisition and related costs were $14,526 thousand for the three months ended September 30, 2023, a decrease of $5,121 compared to $19,647 thousand during the same period in the prior year. The reason for the decrease in the three months ended September 30, 2023, is due to the decrease in user traffic acquisition from the main online ad platforms.

Our research and development expenses were $700 thousand for the three months ended September 30, 2023, compared to $804 thousand during the same period in the prior year. The reason for the decrease in the three months ended September 30, 2023, is due to the reduction of expenses in the Search Platform, primarily in salaries and technological services.

Our selling and marketing expenses increased to $680 thousand for the three months ended September 30, 2023, a slight increase compared to $628 thousand during the same period in the prior year.

Our general and administrative expenses increased to $727 thousand for the three months ended September 30, 2023, as compared to $450 thousand during the same period in the prior year. The reason for the increase in the three months ended September 30, 2023, is due to the increase in salary and related costs following the Reorganization Transaction with Gix Media on September 19, 2022, which led to the expansion of the Company’s management team, which included, among other things, the appointment of a chairman in June 2022 and a full-time chief financial officer in July 2022. In addition, during the three months ended September 30, 2023, there was an increase in professional services and consultant costs following the Reorganization Transaction, as compared to the three months ended September 30, 2022.

Our depreciation and amortization expenses for the three months ended September 30, 2023, were $734 thousand as compared to $736 thousand during the same period in the prior year.

Our other expenses for the three months ended September 30, 2023 were $0 thousand, compared to $86 thousand during the three months ended September 30, 2022. The decrease in our other expenses during the three months ended September 30, 2023 is due to expenses incurred during the three months ended September 30, 2022, in connection with the Reorganization Transaction which was consummated on September 19, 2022.

Our net financial expenses were $260 thousand for the three months ended September 30, 2023, a slight decrease as compared to $301 thousand net financial expenses during the same period in the prior year.

Our income tax benefit was $131 thousand for the three months ended September 30, 2023, as compared to a $55 thousand tax expense during the same period in the prior year. The reason for the decrease in income tax expenses during the three months ended September 30, 2023, is due to the fact that during the three months ended September 30, 2023, the Company recorded a loss before tax on income from the Content Platform, which retroactively decreased the income tax expenses recorded for the previous quarters.

Results of Operations During the Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2023

Our revenues were $63,731 thousand for the nine months ended September 30, 2023, compared to $66,115 thousand during the same period in the prior year.

Our revenues from Cortex’s Content Platform were $47,138 thousand for the nine months ended September 30, 2023, a slight decrease as compared to $48,515 thousand during the same period in the prior year.

Our revenues from Gix Media’s Search Platform were $16,593 thousand for the nine months ended September 30, 2023, a decrease of $1,007 as compared to $17,600 thousand during the same period in the prior year. The reasons for the decrease during the nine months ended September 30, 2023, are due to the decrease in the amount of search referrals conducted by users, provided by Gix Media to search engines, caused primarily by a decrease in the number of searches received from Gix Media’s third party strategic partners, including a significant strategic partner of Gix Media. In response to this decrease, Gix Media expanded its user traffic resources during the nine months ended September 30, 2023, by engaging with new strategic partners, which in turn mitigated the scope of the decrease.

Our traffic-acquisition and related costs were $56,557 thousand for the nine months ended September 30, 2023, a slight decrease compared to $56,912 thousand during the same period in the prior year.

Our research and development expenses were $2,213 thousand for the nine months ended September 30, 2023, compared to $2,445 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2023, is the reduction of expenses in the Search Platform, primarily in salaries and technological services.

Our selling and marketing expenses were $2,118 thousand for the nine months ended September 30, 2023, which is an increase of $265 thousand compared to $1,853 thousand during the same period in the prior year. The increase of selling and marketing expenses during the nine months ended September 30, 2023, is due to expenses incurred in connection with the increase in the content displayed on the Cortex Websites and an increase primarily in salaries in the Search Platform.

Our general and administrative expenses were $2,119 thousand for the nine months ended September 30, 2023, an increase of $793 as compared to $1,326 thousand during the same period in the prior year. The reason for the increase in the nine months ended September 30, 2023, is due to the increase in salary and related costs following the Reorganization Transaction with Gix Media on September 19, 2022, which led to the expansion of the Company’s management team, which included, among other things, the appointment of a chairman of the board in June 2022 and a full-time chief financial officer in July 2022. In addition, during the nine months ended September 30, 2023, there was an increase in professional services and consultant costs following the Reorganization Transaction, as compared to the nine months ended September 30, 2022.

Our depreciation and amortization expenses increased to $2,202 thousand for the nine months ended September 30, 2023, a slight increase compared to $2,051 thousand during the same period in the prior year.

Our other expenses were $0 thousand for the nine months ended September 30, 2023, compared to $121 thousand during the nine months ended September 30, 2022. The decrease in our other expenses during the nine months ended September 30, 2023 is due to expenses incurred during the nine months ended September 30, 2022, in connection with the Reorganization Transaction which was consummated on September 19, 2022.

Our net financial expenses were $691 thousand for the nine months ended September 30, 2023, compared to $1,374 thousand during the same period in the prior year. The reason for the decrease during the nine months ended September 30, 2023, is mainly due to the decrease in financial expenses relating to the USD to NIS exchange rate, as compared to the nine months ended September 30, 2022, which was partially offset by the increase in interest expenses related to the Company’s bank loans due to increases in the market’s interest rates during the nine months ended September 30, 2023.

Our income tax expenses were $40 thousand for the nine months ended September 30, 2023, a slight decrease as compared to $63 thousand during the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 2023, we had current assets of $18,752 thousand, consisting of $2,550 thousand in cash and cash equivalents, $184 thousand restricted deposits, $11,493 thousand in accounts receivable, $807 thousand in other current assets and $3,718 thousand in a loan to our Parent Company.

As of September 30, 2023, we had non-current assets of $31,398 thousand, consisting of $192 thousand in deferred taxes, $419 thousand in operating lease right-of-use asset, $257 thousand in property and equipment net, $13,169 thousand in intangible assets net and $17,361 thousand in goodwill.

As of September 30, 2023, we had $20,605 thousand in current liabilities consisting of $11,742 thousand in accounts payable, $904 thousand in other payables, $7,879 thousand in short term loans and current maturities of long-term loans and $80 thousand in operating lease liabilities – short term.

As of September 30, 2023, we had $4,515 thousand in non-current liabilities consisting of $2,663 thousand long-term loans, $306 thousand in operating lease liabilities - long term and $1,546 thousand in deferred taxes.

As of December 31, 2022, we had current assets of $29,841 thousand consisting of $4,196 thousand in cash and cash equivalents, $185 thousand restricted deposits, $20,945 thousand in accounts receivable, $973 thousand in other current assets and $3,542 thousand in loan to our Parent Company.

As of December 31, 2022, we had non-current assets of $33,854 thousand consisting of $52 thousand in severance pay funds, $340 thousand in deferred taxes, $486 thousand in operating lease right-of-use asset, $302 thousand in property and equipment net, $15,313 thousand in intangible assets net and $17,361 thousand in goodwill.

As of December 31, 2022, we had $28,522 thousand in current liabilities consisting of $19,782 thousand in accounts payable, $2,084 thousand in other payables, $6,569 thousand in short term loans and current maturities of long-term loan and $87 thousand in operating lease liabilities – short term.

As of December 31, 2022, we had $5,274 thousand in non-current liabilities consisting of $152 thousand in accrued severance pay, $2,881 thousand in long-term loan, $388 thousand in operating lease liabilities - long term and $1,853 thousand in deferred taxes.

We had a negative working capital of $1,853 thousand compared to a positive working capital of $1,319 thousand as of September 30, 2023 and December 31, 2022, respectively.

During the three months ended September 30, 2023, we had a negative cash flow from operating activities of $276 thousand, which was the result of $1,781 thousand in net loss, $682 thousand from positive adjustments to operating activities, and $823 thousands from positive changes in assets and liabilities items.

During the nine months ended September 30, 2023, we had positive cash flow from operating activities of $739 thousand, which was the result of $2,209 thousand in net loss, $2,084 thousand from positive adjustments to operating activities, and $864 thousands from positive changes in assets and liabilities items.

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

As of September 30, 2023, the Company has also provided several liens under Financing Agreement with Leumi in connection with the Cortex Acquisition, as follows: (1) a guarantee to Leumi of all of Gix Media’s obligations and undertakings to Leumi, unlimited in amount; (2) a subordination letter on behalf of the Company to Leumi; (3) a first ranking asset charge over all of the assets of the Company; and (4) a Deposit Account Control Agreement over the Company’s bank accounts.

According to the Financing Agreement, Gix Media undertook to meet financial covenants over the life of the loans as follows: the ratio of debt to EBITDA, based on Gix Media’s consolidated financial statements in all 4 preceding consecutive quarters (in any given period during the life of the loan), will not exceed 2.4 in the first two years following the execution of the Financing Agreement, which according to the Second Addendum was extended by nine months to June 30, 2024 and thereafter, will not exceed 1.75. As of September 30, 2023, Gix Media is in compliance with the financial covenants in connection with the Financing Agreement.

Going Concern

As a result of the decrease in user traffic during the three month period ending September 30, 2023, and the impact of the ongoing ‘Iron Swords’ war in Israel, which commenced subsequent to September 30, 2023, the Company’s operations were adversely affected. While management expects the Company to continue to generate positive cash flows from its operations, such a decline may reasonably result in the Company’s inability to repay its debt obligations during the 12 month period following the issuance date of the financial statements appearing elsewhere in this Quarterly Report. These prevailing conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in light of these uncertainties include negotiating the terms of its debt instrument with Bank Leumi or issuing additional equity or debt instruments in order to raise capital. However, there can be no assurance that such financing alternatives will consummate or will be available on terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, the Company’s chief executive officer and chief financial officer, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), the Company’s disclosure controls and procedures were not effective as of the end of September 30, 2023.

The Company’s disclosure controls and procedures were determined to be not effective as of the end of September 30, 2023, as the assets of the acquired businesses, Gix Media and Cortex, which constitute substantially all of the Company’s assets as of September 30, 2023 and as of December 31, 2022, were excluded from management’s assessment of internal control over financial reporting as of December 31, 2022, as Gix Media and Cortex were determined, in accordance with the SEC staff guidance, to be an acquired business for financial reporting purposes as of December 31, 2022, following completion of the Reorganization Transaction on September 19, 2022.

While the Company’s management continues to implement a compliance project, the Company’s management concluded that pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), the disclosure controls and procedures were not effective as of the end of September 30, 2023, as these controls have not operated and performed for a sufficient period of time to demonstrate that the Company’s disclosure controls and procedures are effective and as the Company has not completed the implementation of certain information technology controls underlying the financial information of Gix Media and Cortex.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plan

During the quarter ended September 30, 2023, our management continued to implement a compliance project designed to assist the Company with effectively complying with the rules contemplated under the Sarbanes-Oxley Act of 2002. While we believe these measures have strengthened our internal control over financial reporting, we are required to have these controls operate and perform for a sufficient period, as well as to enhance certain information technology controls, to demonstrate that the Company’s disclosure controls and procedures are effective. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

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

ITEM 1A. RISK FACTORS

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report. The risks described in our Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below, and the information contained under the caption “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Political, economic and military conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may impede our ability to operate and harm our financial results.

Because all of our operations are conducted in Israel and all members of our board of directors and management as well as all of our employees and consultants, including employees of our service providers, are located in Israel, our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In the weeks since the initial attack by Hamas, hostilities along Israel’s northern border with Hezbollah located in Lebanon have accelerated, and this clash may escalate in the future into a greater regional conflict.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our employees and consultants in Israel, including the Chief Executive Officer of Gix Media, in addition to employees of our service providers located in Israel, have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts with Hamas, and such persons may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business, prospects, financial condition and results of operations.

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

Prior to the Hamas attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. The risk of such negative developments has increased in light of the recent Hamas attacks and the war against Hamas declared by Israel, regardless of the proposed changes to the judicial system and the related debate. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and Board of Directors.

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

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer
Date: November 14, 2023		(Principal Executive Officer)

	By:	/s/ Shahar Marom
	Name:	Shahar Marom
	Title:	Chief Financial Officer
Date: November 14, 2023		(Principal Financial and Accounting Officer)

-34-