Form 10-K
period 2023-12-31
Viewbix Inc.
filed 2024-03-25
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,730 thousands as of June 30, 2023, based upon the closing price of the common stock, par value $0.0001 per share (“Common Stock”) on that date.

As of March 20, 2024, there were 14,920,585 shares of Common Stock outstanding.

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant’s other Securities and Exchange Commission (the “SEC”) filings.

As used in this Annual Report and unless otherwise indicated, the terms “Viewbix,” “we,” “us,” “our,” or “our Company” refer to Viewbix Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview and Recent Developments

Viewbix Inc. (the “Registrant”, “Viewbix” or the “Company”) was incorporated in the State of Delaware on August 16, 1985, under a predecessor name, The InFerGene Company (“InFerGene Company”). On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., an Ohio corporation, which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc. (“Zaxis”). Our principal executive offices are located at 11 Derech Menachem Begin Street, Ramat Gan, Israel 5268104. Our website address is https://viewbix.com/ and our telephone number is + 972 9-774-1505. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report and is not incorporated by reference herein. We have included our website address in this Annual Report solely for informational purposes. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as we, that file electronically, with the SEC at www.sec.gov.

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

Following the closing of the Reorganization Transaction, the Company integrated Gix Media’s technology into its operations aiming to expand its growth potential in the search and content monetization space. Gix Media’s business operations include both (i) the provision of services to the world’s leading search engines through the development, marketing and distribution of free software to many Internet users, and (ii) editing and marketing of content in different languages to different target markets, for the purpose of monetizing advertisements on digital marketing and advertising platforms.

In connection with the Closing, effective as of August 31, 2022, the Company adopted an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), pursuant to which the Company, among other things, effected a reverse stock split of its Common Stock at a ratio of 1-for-28 (the “Reverse Split”) and an Amended and Restated Bylaws (the “Bylaws”). All descriptions of our stock capital, including share amounts and per share amounts in this Annual Report, are presented after giving effect to the Reverse Split.

Acquisition of Cortex Media Group Ltd.

On October 13, 2021, Gix Media acquired 70% (on a fully diluted basis) of the share capital of Cortex Media Group Ltd. (“Cortex” and the “Cortex Acquisition”, respectively), an Israeli private company operating in the field of online media and advertising. In consideration for the Cortex Acquisition, Gix Media paid NIS 35 million in cash (approximately $11 million), out of which an amount of $0.5 million was deposited in trust for a period of 12 months from the closing date. The Cortex Acquisition also includes the obligation and right of Gix Media to acquire 30% of Cortex’s share capital in three equal tranches, each at the beginning of 2023, 2024 and 2025 (“Remaining Balance Shares”), such that following the acquisition of all the Remaining Balance Shares, Gix Media will hold 100% of Cortex’s share capital on a fully diluted basis. On January 23, 2023, Gix Media purchased an additional 10% of Cortex’s share capital. In January 2024, Gix Media did not purchase an additional 10% of Cortex’s share capital, as Cortex did not meet certain Key Performance Indicators (KPIs), as conditioned in the definitive agreements of the Cortex Acquisition.

In connection with the Cortex Acquisition, on October 13, 2021, Gix Media entered into a financing agreement with Bank Leumi Le Israel Ltd (“Leumi”), for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the Cortex Acquisition (the “Financing Agreement”). On July 25, 2022, Gix Media and Leumi entered into an addendum to the Financing Agreement according to which Leumi will provide Gix Media with a loan of up to $1,500,000 to be withdrawn at the discretion of Gix Media by no later than January 31, 2023 (the “Additional Loan”). The Additional Loan was withdrawn in connection with the purchase of the additional 10% of Cortex’s share capital on January 17, 2023. On October 10, 2023, Gix Media and Leumi entered into a second addendum to the Financing Agreement (the “Second Addendum”), according to which, effective as of September 26, 2023, certain provisions, including among others, the conditions of the financial covenants contained therein and the interest rate quote, were amended according to the agreed terms between the parties (see Notes 7 and 10 of our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K).

2023 Loan Agreement

On November 15, 2023, Viewbix Israel entered into a Loan Agreement (the “2023 Loan”) with certain lenders (the “Lenders”) whereby the Lenders provided Viewbix Israel with loans in the aggregate amount of $480,000 (which sum may be increased to up to $1,000,000, at the discretion of the Lenders). In accordance with the terms of the 2023 Loan, the principal amount bears an annual interest at a rate of 9% and shall be repaid over the course of two years following January 1, 2024. In the event that Viewbix Israel fails to repay a part or all of the loan amount (including the accrued interest) and subject to certain conditions, the outstanding loan amount may be converted, at each Lender’s discretion, into shares of the Company’s Common Stock, at a price per share equal to the 30-day average of the closing bid price of the Common Stock, calculated as of such date the respective portion of the outstanding loan amount becomes repayable.

In connection with the 2023 Loan, the Company issued to each Lender a warrant to purchase shares of Common Stock (the “2023 Warrants”), such that the number of shares of Common Stock underlying each 2023 Warrant will reflect (one-for-one) the number of dollars provided by each Lender as part of the principal amount. Each 2023 Warrant has an exercise price per share of Common Stock of $0.50 and will expire and cease to be exercisable on December 31, 2025. The 2023 Warrants were issued to the Lenders pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) (see note 10.D of our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K).

Reincorporation in Nevada

On September 27, 2023, our stockholders approved to grant to the Board of Directors the power to effect a reincorporation of the Company from the State of Delaware to the State of Nevada by way of a parent-subsidiary merger (the” Reincorporation”). The Reincorporation will be effected pursuant to an Agreement and Plan of Merger to be entered between the Company and Viewbix Inc., a soon to be formed wholly-owned subsidiary under the laws of the State of Nevada (the “Surviving Corporation”), which will provide that the Company, as parent in this transaction, will merge with and into the Surviving Corporation. Upon the consummation of the Reincorporation, the Company will cease its legal existence as a Delaware corporation, and the Surviving Corporation will continue the Company’s business as the surviving corporation under the name “Viewbix Inc.” succeeding to all of the Company’s rights, assets, liabilities and obligations, except that its affairs will cease to be governed by the Delaware General Corporation Law and will be subject to the Nevada Revised Statutes. In addition, as approved by our stockholders, upon completion of the Reincorporation, the Company will adopt an Articles of Incorporation and new bylaws under the Nevada Revised Statues, which will replace its current Certificate of Incorporation and Bylaws. As of the date of this Annual Report, our Board of Directors has not effected the Reincorporation.

Viewbix Business Overview

Viewbix is a digital advertising platform that develops and markets a variety of technological platforms that automate, optimize and monetize digital online campaigns. Viewbix’s operations were previously focused on analysis of the video marketing performance of its clients as well as the effectiveness of their messaging (“Video Advertising Platform”). With the Video Advertising Platform, Viewbix allowed its clients with digital video properties the ability to use its platforms in a way that allows viewers to engage and interact with the video. The Video Advertising Platform measured when a viewer performs a specific action while watching a video and collects and reports the results to the client. However, due to the Company’s failure to meet predetermined sales targets which were set pursuant to the Recapitalization Transaction, in January 2020 the Company determined to reduce its operations and the size of its sales and R&D team in the Digital Advertising Platform.

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

In addition, Gix Media provides user traffic referral services to Search Engines and/or directly to website publishers through the referral of traffic of browsers who engage content generated by Gix Media. This content is displayed on ad spaces that are purchased by the Company by content recommendation companies (such as Yahoo!, Outbrain, Taboola and Gemini). When occasional users click on such content, Gix Media transfers user traffic to a Search Engine and/or to website publishers which contains search words that are related to the advertising content.

Content Platform

Cortex’s Content Platform produces engaging content and marketing material in various languages to various target audiences, in order to generate revenues from advertisements displayed together with the content, which are posted on digital content, marketing and advertising platforms. Cortex acts as a digital content platform that publishes content written by creative writers and editors which it employs. The content is displayed on several different content websites owned by Cortex, covering various subjects including culture, history, trips, pets, entertainment and leisure, food, etc. (the “Cortex Websites”). Cortex developed capabilities that enable it and its customers to profit from the original content which it publishes by advertising the content on leading international third-party websites and online ad platforms (the “Third-Party Platforms”). Readers are exposed to the articles on the Third-Party Platforms and may choose to read them by clicking an ad, after which readers are directed automatically to the Cortex Websites where the content is posted.

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

Additionally, through the direct model Gix Media refers user traffic to the Search Engines and/or website publishers by purchasing advertising space on leading publishing websites around the world using content recommendation companies such as Taboola and Outbrain, such that user traffic referred by it to the Search Engines and/or website publishers is created by users on the websites where the ad is displayed.

The revenues generated by Gix Media from the Search Platform applying this model, constituted approximately 20% and 7% of the total revenues of Gix Media for the fiscal year-ended December 31, 2023 and December 31, 2022, respectively.

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

The revenues generated by Gix Media from the Search Platform applying this model, constituted approximately 80% and 93% of the total revenues of Gix Media for the fiscal year-ended December 31, 2022 and December 31, 2023, respectively.

Growth Strategy

●	Growth through Mergers and Acquisitions. We continue to identify attractive opportunities in the digital advertising market and examine different options to perform additional acquisitions. We focus on companies with substantial revenues that operate in emerging industries and which present considerable commercial potential. We believe that we can expand our footprint in our industry through mergers and acquisitions, which will also lead to the recruitment of additional human capital thereby supporting existing and new customer needs.

●	Expansion of Product Range, Search Platform. In 2024 we intend to focus on the expansion of our product range by the development and distribution of new products in attractive yet related sectors. In addition to our digital content activities, we plan to concentrate on increasing the volume of content that the Company produces in different topics, which will enable a higher exposure of readers and will increase the time spent on our websites, and will also enable us to increase the number of impressions to ads on our websites. Due to our extensive technological platforms, customer base and existing partners, and our vast experience in creating unique and engaging content and launching products, we expect that we will be able to develop and commercialize new products. We plan to do this by recruiting additional human capital that will support the expansion of our product base and increase the amount of content that is produced. Additionally, we intend to focus on developing new products aimed at expanding the scope of user traffic referrals to Search Engines and website publishers, through our ad content.

●	Expansion of Product Range, Content Platform. We intend to focus on increasing the amount of content that we publish in order to increase the typical reader’s visit on our websites. Extended periods of time spent reading the articles on our websites will allow us to increase the number of ad impressions. We intend to increase the amount of digital content in Spanish and to begin posting on our websites content in other languages such as German and French. The addition of new languages is part of our strategy to enter into international markets outside the United States (“Go Global”). For this purpose, we plan to allocate resources for the production and development of high-quality content in additional languages, and to enter into agreements with advertisement specialists in select countries. In addition, we are expanding and intend to continue to expand, the use of AI technology to enable the translation of our digital content articles from English into multiple languages, streamline our article management to support our digital content departments, and enhance our ability to generate articles and creative media content.

●	Collaborations. We intend to continue to enter into distribution agreements and collaboration agreements with distributors and partners in connection with our Search Platform, in various regions and territories, in order to facilitate the development, sales, marketing and distribution of our systems.

Products and Services

Search Platform

●	Add-ons to internet browser (referral of searches directly and indirectly). Internet users download free browser add-ons, usually from browser stores. These browser add-ons enhance browser capabilities when activated by the user, and offer users services such as file converters, video players, radio players, games, safe internet usage, different designs of backgrounds, different calculators and more. In addition, these add-ons allow us to refer the searches of these users to the customers of the Search Engines.

●	Desktop and mobile apps (referral of searches directly and indirectly). Free software products for Apple and PC computers provide users services similar to the add-ons of the internet browsers. After the users download these software products, they grant permission to us to refer the searches performed on these products to the Search Engines.

●	Mobile devices applications (launcher). This product is used as an external envelope for the operating system and enables the display of a different appearance and other options that do not typically exist in the standard system. Unlike iPhones, Android-based devices can customize almost any feature on the device. However, not all user interfaces of the device manufacturers give the user the freedom to customize the device. For the purpose of solving this problem, we developed applications for these launchers, which allow the user to receive a customized interface.

●	Native to Search (referral of searches directly). The Native to Search system is an automated system for the purchase and sale of ad spaces based on search terms. The system purchases ad spaces for a certain vertical and analyzes a number of different search words from the same vertical in which it performs optimization in a number of tiers: purchase/sale price of each search word, the volume of traffic that is available for each search word and clicking percentage for each search word (CTR).This system is an inter-organizational system used by us, and does not generate revenues for us.

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

◌	Stage A: Content ad of Gix Media is displayed in an ad space that was purchased by Gix Media on a publisher’s website.

◌	Stage B: Search results are displayed to the user after the user clicked the ad content.

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

Search Systems:

The technological backbones of our Search Platform involve the following key systems:

●	Online campaign management. This system runs various platforms and includes modules for measurement of campaign performance, Business Intelligence (“BI”) tools, and general management of campaigns for different customers. The system enables optimization and automation of internet campaigns by data and recommendations provided by the BI system. These systems are based on predictive models that were developed by Gix Media.

●	Optimization systems. Gix Media developed systems which are used for the optimization of the appearance of the content displayed to users, including landing pages and the creation of landing pages. This system periodically analyzes and assesses the effectiveness of the content displayed to users. These systems extract and analyze data from our intelligence and fraud detection systems and automatically recommend the most effective and efficient content in real- time.

●	Fraud detection system. This system detects, through the use of an algorithm, fraud attempts to flood our systems with misinformation, including, for example, misinformation regarding the installation attempts of browser add-ons.

●	Proprietary BI system. This system was developed by Gix Media and includes three layers:

(i)	Infrastructure. This layer allows transmission of statistical data regarding various events according to certain criteria and/or requirements set by us, including: performance of online searches, performance of any action on ads, performance of an installation, etc. The infrastructure collects a wide variety of background data on any event and dozens of parameters that are registered and collected (while complying with privacy protection laws that apply to our operations), which allows the performance of business and technical optimizations.

(ii)	Data processing and storage. This layer allows us to process the big-data we gather on our platforms and to divide such data into interim tables based on different parameters. This stage is performed daily, by a tool that was developed by Gix Media. Vast amount of data is accumulated on a daily basis, which requires a secure, easy to access storage that can be cost-effectively analyzed thereafter. For this purpose, Gix Media uses a combination of in-house technology and external tools of leading companies, such as Microsoft and Google.

(iii)	Data presentation. This layer presents the data to Gix Media’s customers in an easy, fast, and convenient manner, while combining other layers of information and integrating statistical models that were developed by Gix Media. The presentation tool that we use is Sisense, a popular BI platform, which is a tool used by leading companies in the industry around the world and ranked highly by the Gartner Company.

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

●

Website Management System. The free software, such as the desktop apps, mobile apps and browser add-ons owned by Gix Media, are marketed in some cases through dedicated websites. This system enables two main functions:

●	Management and design of websites, including choosing the types of websites, defining texts, designing, and selecting images.

●	Adoption of the website according to the functionality of each free software or browser add-on.

●

Landing Page and Companion Information Management System. This system allows for adjustments between a variety of landing pages and companion information for each of Gix Media’s products. The adjustments generated by the system vary according to the type of product, regulatory requirements, operating systems, and type of browser. The system supports landing pages for the distribution of browser add-ons and free software for Apple operating systems and for Microsoft operating systems.

This system consists of two main modules:

●	A system for managing and defining various landing pages for different products. In this module, a wide selection of landing page types can be defined, along with defining texts, design, and selecting images. The system includes a collection of logical commands that allow for quick action.

●	A landing page submission system which presents the landing page and the relevant companion information with the appropriate functionality for each free software or browser add-on.

●	Distribution Management System. This system is an automated management interface based on a collection of logical commands that distributes the traffic routes from internet users to various Search Engines. This system predefines the desired country and the desired portion of traffic to be routed to that country.

Content Platform

Our Content Platform operations primarily focus on the development of an AI-based software that connects internet and mobile users (the “Users”) who browse on the Cortex Websites (the “Readers”) to advertisers that pay Cortex to display ads with the content published by Cortex on the Cortex Websites with online customized advertisements (the “Software”). Our Software, powered with the assistance of AI, translates articles from English into multiple languages, provides an assistant tool for article management to our digital content departments, and we expect that in the future it will be able to generate articles and creative media content.

The Software that Cortex develops is primarily based on ten technological components: (1) monitoring and Big Data, (2) campaign management, (3) content monetization, (4) targeted AI tools to predict Google monetization, (5) campaign launching, (6) digital content management, (7) digital content index and labeling, (8) bidding management and ad optimization, (9) an A/B testing for performance comparison and (10) an AI system for managing and translating articles.

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

The ten technological components of the Content Platform are as follows:

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

As described above, in order to make effective recommendations, our technology must first predict a User’s interaction with a given promoted content. Our systems process a significant number of records from the User databases and the data from our monetization system (as described further below), which allows us to determine which campaigns should be promoted and which campaigns should be halted, as well as the optimal value of each campaign.

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

●	AI system for managing and translating articles. Cortex developed an AI system which translates articles from English into multiple languages and provides an assistant tool for article management tools to the digital content department. As of the date of this Annual Report, Cortex is developing a function which would enable this AI system the ability to generate articles and creative media content.

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

As of December 31, 2023, Gix Media has one major customer, a reputable international Search Engine (“Gix Major Customer”). Gix Media has generated revenues of approximately $12.3 million from the Gix Major Customer, constituting approximately 60% of the total revenues of Gix Media during the year ended December 31, 2023. Our relationship with this Gix Major Customer originated in 2013 upon the signing of an exclusive cooperation agreement, which is extended from time to time. In March 2020, an extension of the foregoing agreement was signed, whereby the term of the agreement was extended until October 26, 2023, was automatically renewed for an additional one year period until October 26, 2024, and will continue to be automatically renewed for additional one year periods, unless either party gives notice of non-renewal 90 days’ in advance.

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

As of the date of this Annual Report, Cortex has one major customer from its Content Platform operations, Google, which it engages directly through a services agreement by and between its subsidiary Samyo Technologies Ltd. and Google Ireland Limited. (“Google”). The services agreement was entered into on July 31, 2023 and is effective for two years and thereafter will automatically be renewed for additional one year periods, unless either party gives notice of non-renewal 60 days’ in advance. Prior to the services agreement directly with Google, Cortex engaged with Google through a services agreement with Total Media Ltd. (“Total Media”). Cortex has generated revenues of approximately $11.3 million from Total Media and Google, constituting approximately 19% of the total revenues of Cortex during the year ended December 31, 2023.

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

Competition

The competition in the digital advertising market is fierce. There are many players in all areas of the market: both a large number of advertisers and content owners, a large number of software products and algorithms, many advertising platforms and technologies. New players appear frequently in all of these areas. We compete with many companies that offer solutions for advertisers and website owners, including in the pillar of ad search and digital content, and with tools that allow internet users to change the default search settings on their browsers. There is a large number of digital content companies and ad search companies that offer services that are similar to those provided by us. Our products compete on limited budgets of advertisers and on an inventory of ad spaces from website owners. Some of our competitors are companies that are considerably bigger than the Company with considerably higher budgets, such as Google, Meta, and Microsoft. Since a major part of the Company’s revenues is generated from a supply of searches, the Company also competes with the providers of the Search Engines themselves, such as Google, Microsoft, IAC and Verizon Media. Many of the present and potential competitors of the Company have financial, R&D, analytical systems, production resources and sales and marketing systems that are significantly larger in scope than those of the Company.

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

During the years ended December 31, 2023, and December 31, 2022, the total R&D expenses of the Company in the Search Platform, through Gix Media, were $1.5 million and $1.7 million, respectively.

We estimate that during the twelve months following the date of this Annual Report, we will invest a total amount of approximately $1.7 million in R&D expenses in the Search Platform, primarily to improve our existing services and technologies in this platform.

Cortex focuses its R&D efforts in the Content Platform on improving its algorithm and AI, and on preparing work and monitoring tools for the creators of digital advertising.

During the year ended December 31, 2023, the total R&D expenses of the Company in the Content Platform were $1.4 million.

We estimate that during the twelve months following the date of this Annual Report, we will invest a total amount of approximately $1.4 million in R&D expenses in the Content Platform, primarily to improve our existing services and technologies in this platform.

Government Regulation

Our ability, and the ability of other marketing technology companies, to collect, augment, analyze, use and share data relies upon the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. The processes used to identify devices are governed by U.S. and foreign laws and regulations and are dependent upon their implementation within the industry ecosystem. Such laws, regulations, and industry standards change frequently, including those relating to the level of consumer notice, consent and/or choice required when a company uses data for certain purposes, including advertising, or employs cookies or other electronic tools to collect data about interactions with users online. Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personal data.

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

For example, we are subject to U.S. federal and state laws regarding copyright infringement, privacy and protection of user data, many of which are subject to regulation by the Federal Trade Commission. These laws include the California Consumer Privacy Act and its regulations, as amended by the California Privacy Rights Act of 2020 (the “CCPA”), which provides data privacy rights for consumers and operational requirements for companies and imposes additional notice and opt out obligations, including an obligation to provide an opt-out for behavioral advertising. The Digital Millennium Copyright Act (the “DMCA”), which aims to reduce the liability of online service providers in certain situations if their users engage in copyright infringement, and other federal laws, for example Children’s Online Privacy Protection Rule that restrict online service providers’ collection of user data on minors as well as distribution of materials deemed harmful to minors. Many U.S. states, such as California, Colorado, Connecticut, Virginia, and Utah, have adopted statutes that require online service providers to report certain security breaches of personal data, to inform to consumers when personal data will be disclosed to direct marketers. In many respects, these state laws focus on advertising activities, mandating that businesses that engage in certain advertising uses of consumer personal data to offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. These state privacy laws also provide consumers other rights, such as to access, correct or delete their personal data (subject to certain limitations), opt out of certain processing of their personal data, and impose special rules on the collection of data from minors, as well as transparency and data governance obligations. Additionally, new state privacy laws (including, privacy laws, social media regulations, children online data laws and data broker laws) are expected to become effective in 2024, including privacy laws in Florida, Oregon, Texas, and Montana, and additional states are expected to follow in future years. There are also a number of legislative proposals pending before the U.S. Congress and various state legislative bodies concerning various data protection topics, including, privacy, children data, data brokers, which could affect us.

The interpretation of data protection laws, and their application to the internet, is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways and in a manner that is not consistent with our current data protection practices.

These complex laws may be implemented, interpreted, or enforced in a non-uniform or inconsistent way across jurisdictions, and we may not be aware of every development that impacts our business. These laws may also require us to make additional changes to our services in order for us or our customers to comply with such legal requirements. It may also increase our potential liability as a result of higher potential penalties for non-compliance and could reduce our ability to gather personal data used in the context of our services. As a consequence of these new laws, our customers could require us to take on more onerous obligations in our contracts and restrict our ability to store, transfer and process personal data. In some cases, it may impact our ability, or our customers’ ability to, offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from data globally.

Foreign data protection, privacy and other laws and regulations may affect our business, and such laws can be more restrictive than those in the United States. For example, in Israel, the Protection of Privacy Law, 5741-1981 (and the regulations thereunder, together, the “Israeli Privacy Protection Law”) requires that any request for personal data for use or retention in a database, be accompanied by a notice that indicates whether a person is legally required to disclose such data or that such disclosure is made at such person’s free will and consent; the purpose for which the data is requested; and to whom the data is to be delivered and for which purposes. A breach of privacy under the Israeli Privacy Protection Law is considered a civil tort and subject to administrative fines as well as civil damages. Certain violations of the Israeli Privacy Protection Law are considered criminal offences punishable by imprisonment. In the European Union, similar data protection rules exist, as well as privacy legislation restricting the use of cookies and similar technologies. According to the General Data Protection Regulation (“GDPR”), the processing and collection of personal data, or the gaining access to personal data is only allowed on condition that the subscriber or user concerned has given his or her informed consent, or that a different legal basis for such processing or collection exists. Moreover, the GDPR, presumably has an even wider territorial scope, as well as a broad definition of personal data which includes geolocation data and online identifiers, the collection and processing of which imposes more stringent user consent requirements. Further, the GDPR includes stringent operational requirements for companies that process personal data and contains significant penalties for non-compliance. In addition, new European initiatives have been announced by the European regulators relating to cyber security, e-commerce, data, copyright, artificial intelligence and cookies. These laws and regulations generally define personal data to include location data and online identifiers, which are commonly used and collected parameters in digital advertising and, among other things, impose stringent user consent requirements and permit data subjects to request we discontinue using certain data. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

Additionally, in the EU, the EU Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing data on an internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the internet user has been informed about such access, and provided consent. A replacement for the ePrivacy Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Although it remains under debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies, and the fines and penalties for breach may be significant and could affect our services, business and revenues. We cannot yet determine the impact such future laws, regulations and standards may have on our business.

In addition, the U.K.’s General Data Protection Regulation (the “UK GDPR”), imposes robust obligations for the collection, control, use, sharing, disclosure and other processing of personal data and contains documentation and accountability requirements for data protection compliance. The UK GDPR exposes us to two parallel regimes (GDPR and UK GDPR), each of which authorizes similar fines and may subject us to increased compliance risk based on differing, and potentially inconsistent or conflicting interpretation and enforcement by regulators and authorities (particularly, if the laws are amended in the future in divergent ways). Failure to comply with these obligations can result in significant fines and other liability under applicable law. In particular, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the UK GDPR) or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of data between us and our subsidiaries, including employee data.

Data privacy legislation restricts the cross-border transfer of personal data. Specifically, the GDPR, other European Economic Area countries’ laws (the “EEA”), and U.K. GDPR, generally prohibit the transfer of personal data from the Europe and U.K., to the United States and most other countries unless the transfer is to an entity established in a country deemed to provide adequate protection (such as Israel or the U.K.) or the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Where a transfer of personal data outside the EEA to a country that is not deemed to be “adequate”, takes place, it is required to comply with applicable laws, such as through implementing the European Commission’s standard contractual clauses (“SCCs”), that have been updated on June 4, 2021, and the shift was completed by December 27, 2022. The European Data Protection Board (“EDPB”) released a comment on the supplementary measures that companies may use to ensure an ‘EU level’ of data protection - such as conducting impact assessment for data transfers, which assess the use of SCCs on a case-by-case basis, taking into account the legal regime applicable in the destination country, and in particular applicable surveillance laws and rights of individuals as well as considering additional technical and organizational measures and/or contractual provisions that may be needed to be put in place. On June 4, 2021, the European Commission issued a new set of SCCs under the GDPR for data transfers. These modernized SCCs replace the three sets of SCCs that were adopted under the previous Data Protection Directive 95/46. In addition, on February 2, 2022, the Secretary of State of the U.K. laid before the Parliament the international data transfer agreement (IDTA) and the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers (Addendum), which came into force on March 21, 2022, following Parliamentary approval. Contracts involving data processing which are based on the old EU SCCs and concluded on or before September 21, 2022, will continue to provide appropriate safeguards under the U.K. GDPR until March 21, 2024. In some jurisdictions like the EU, UK and Israel, the law and guidance on data transfers is rapidly developing and recent developments will require us to review and may require us to amend or supplement the legal mechanisms by which we make and/or receive personal data transfers.

On November 1, 2022, the Digital Markets Act, (the “DMA”), entered into force and on November 16, 2022, the Digital Services Act (the “DSA”), followed. For the DSA, most provisions became applicable on February 17, 2024. The DSA and the DMA focus on creating a safer digital space, protecting fundamental rights of all users of digital services, and establishing a level playing field for businesses and consumers with regards to online platforms. As further guidance is issued and interpretation of both the DSA and the DMA evolves, it is difficult to assess the impact of the DSA and DMA on our business or operations, but, to the extent applicable, it may require us to modify our practices and policies and we could incur substantial costs as a result.

Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees or infrastructure.

Furthermore, new laws and regulations (including privacy and AI) pose additional and new risks, including, without limitation, data privacy and security risks. Threats could include potential data leaks, social engineering attacks, and decision-making based on manipulated information. Growing regulatory requirements for information security and data protection add to the challenge (whether related to privacy or data protection or not, such as those related to AI, data, or digital services). Moreover, attackers may leverage AI and exploit vulnerabilities in AI systems.

These regulations result in significant compliance costs and could result in restricting the growth and profitability of the Company’s business by impeding the development of new services. The cost of complying with existing or new data privacy or data protection laws and regulations may limit our ability to gather the personal data needed to provide our services. It could negatively impact the use or adoption of our services, reduce overall demand for our services, make it more difficult for us to meet expectations from or commitments to our clients, lead to significant fines, penalties, or liabilities for noncompliance, or impact our reputation, any of which could harm our business.

We may incur substantial fines if we violate any laws or regulations relating to the collection or use of personal data. Our actual or alleged failure to comply with applicable privacy or data protection laws, regulations, and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity and costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations. See “Item 1.A Risk Factors – Risks Related to Data Protection Regulation,” for further information.

Human Capital Management

As of March 20, 2024, we (either directly through Viewbix, or through either Gix Media or Cortex) employ 43 full-time employees or consultants. Of these employees or consultants, 14 are employed or engaged by Gix Media, 24 are employed or engaged by Cortex and 5 primarily perform general administrative, business development and financial consulting tasks for Viewbix, Gix Media or Cortex. None of our employees are members of a union or subject to the terms of a collective bargaining agreement.

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

Employment Agreements

Our non-executive employees are employed under written employment agreements, based on global monthly salary or on an hourly basis. Some employees receive base salaries and commissions contingent on targets based on the position they fill. The terms of employment generally include senior employees’ insurance or a pension fund, study fund, loss of working capacity insurance, vacation days and recuperation pay. The Company may participate in employees’ car and mobile phone expenses, under the conditions set out in their individual employment agreements, and also reimburses certain business expenses. The employment agreements are generally for an unlimited period of time and each side is entitled to terminate the agreement with advance notice. Our employment agreements also include an undertaking of confidentiality and non-competition by our employees.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary. These risks include, among others, the following:

Risks Associated with Our Business and Industry

●	Our success depends, in part, upon the continued demand of digital advertising as an integral part of corporate marketing and internal communications plans and the continued growth and acceptance of digital advertising as effective alternatives to traditional offline marketing products and services;

●	Online platform updates, including operating systems, search engines, browsers and social media might affect our ability to generate revenues, temporarily or permanently;

●	Should the providers of internet browsers, advertisement platforms and Search Engines further regulate, constrain or limit our ability to offer digital advertising platforms, or materially change their guidelines, technology or the way they operate, our ability to generate revenue from advertising could be significantly reduced;

●	Large and established internet and technology companies, such as Google, Facebook and Amazon, play a substantial role in the digital advertising market and may significantly harm our ability to operate in this industry;

●	The use of third-party software solutions for the purpose of blocking ads and/or alerts may cause our business to suffer;

●	We depend on supply sources to provide us with advertising inventory in order for us to deliver advertising campaigns in a cost-effective manner;

●	Reliance upon our top customers may adversely affect our revenue and operating results;

●	Our Search Platform depends heavily upon revenue generated from the material agreement with our Gix Major Customer, and any adverse change in that agreement could adversely affect our business, financial condition and results of operations;

●	Reliance upon material suppliers may adversely affect our revenue and operating results;

●	We may not be able to generate enough cash flow to meet our debt obligations or fund our other liquidity needs;

●	Our success is dependent on the preferences of consumers, internet users and advertisers;

●	A loss of the services of our technology vendors could adversely affect execution of our business strategy;

●	The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all; and

●	The outbreak of a global pandemic may adversely affect our business, financial condition, liquidity and results of operations.

Risks Related to our Competition

●	Large and established internet and technology companies, such as Google and Facebook, play a substantial role in the digital advertising market and may significantly impair our ability to operate in this industry;

●	The digital advertising market is highly competitive. If we cannot compete effectively in this market, our revenues are likely to decline; and

●	Our implementation and use of artificial intelligence technologies may not be successful, which may impair our ability to compete effectively, result in reputational harm and have an adverse effect on our business.

Risks Related to our Intellectual Property

●	If we cannot enforce and protect our intellectual property rights, our business could be adversely affected;

●	We may in the future be, subject to claims of intellectual property infringement that could adversely affect our business; and

●	Patent terms may be inadequate to protect our competitive position for an adequate amount of time.

Risks Related to Data Protection Regulation

●	We may not be able to protect our systems, technology and infrastructure from cyberattacks;

●	A failure in our technology infrastructure may adversely affect our business and financial condition and disrupt our customers’ businesses;

●	Our business depends on our ability to collect and use data, and any limitation on the collection and use of this data could significantly diminish the value of our platforms and cause us to lose customers and revenue;

●	Regulations, legislation, or self-regulation developments relating to privacy, data collection and protection, e-commerce, and internet advertising, privacy and data collection and protection, and uncertainties regarding the application or interpretation of existing or newly adopted laws and regulations, could harm our business and subject us to significant legal liability for non-compliance;

●	We rely on third-party Internet, mobile, and other products and services to deliver our mobile and web applications our customers, and any disruption of, or interference with, our use of those services could adversely affect our business, financial condition, results of operations, and customers; and

●	As the regulatory framework for artificial intelligence evolves, including with respect to unintentional bias and discrimination, our business, financial condition, and results of operations may be adversely affected.

Risks Related to Our Common Stock

●	Shares of Common Stock issuable upon the conversion of warrants may substantially increase the number of shares of Common Stock available for sale in the public market and depress the price of our Common Stock;

●	We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights;

●	The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders;

●	We have never paid cash dividends and do not anticipate doing so in the foreseeable future;

●	Our Common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in our stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment;

●	Our Common Stock is quoted on the OTC Markets, Pink Tier and is thinly traded, and as a result the sale of your holding may take a considerable amount of time;

●	The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock;

●	Shares of Common Stock eligible for future sale may adversely affect the market;

●	Our share price has fluctuated significantly and could continue to fluctuate significantly;

●	If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected;

●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline;

●	Delaware law contains provisions that could discourage, delay or prevent a change in control of our Company, prevent attempts to replace or remove current management and reduce the market price of our stock; and

●	Our planned Reincorporation to the State of Nevada could have significant legal, tax, and governance implications for us and our stockholders, could expose us to additional risks and uncertainties and we may not realize the expected benefits of the Reincorporation.

Risks Related to our Operations in Israel

●	Political, economic and military instability in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and elsewhere in the region surrounding Israeli’s borders and Israel’s war against them, may impede our ability to operate and harm our financial results;

●	Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings; and

●	It may be difficult to enforce a judgment of a U.S. court against us, our officers and directors or the Israeli experts named in our reports filed with the SEC in Israel or the United States, to assert U.S. securities laws claims in Israel or to serve process on our officers and directors and these experts.

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

Because of these factors, we seek to expand and diversify our supply sources; nonetheless, if our supply sources terminate or reduce our access to their advertising inventory, increase the price of inventory or place significant restrictions on the sale of their advertising inventory, or if platforms or exchanges terminate our access to them and we are unsuccessful in establishing or maintaining our relationships with supply sources on commercially reasonable terms, we may not be able to replace this with inventory from other supply sources that satisfy our requirements in a timely and cost-effective manner. If any of these happen, our revenue could decline or our cost of acquiring inventory could increase, which, in turn, could lower our operating margins and materially adversely affect our advertising business.

Reliance upon our top customers may adversely affect our revenue and operating results.

Our top ten customers represented approximately 65% and 68% of our consolidated revenue for the years ended December 31, 2023 and 2022, respectively on a pro forma basis. It is likely that we will depend on a relatively small number of customers for a significant portion of our revenue in the future. If a top customer fails to pay us, cash flow from operations would be impacted and our operating results and financial condition could be harmed. Additionally, if we were to lose a material customer, we may not be able to offer our services at similar utilization or pricing levels and such loss could have an adverse effect on our business until the services are offered at similar utilization or pricing levels.

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

We are dependent on certain material suppliers and service providers for some of the services we render. In certain cases, we rely on a single supplier and/or service provider for the services we offer our customers. In most cases we do not have long term contracts with these suppliers, and even in the cases where we do the contracts include significant qualifications that would make it extremely difficult for us to force the supplier or service provider to provide us with their services, should they choose not to do so. We are therefore subject to the risk that these third-parties we work with will not be able or willing to continue to provide us with services that meet our specifications, quality standards and delivery schedules. Factors that could impact these third parties’ willingness and ability to continue to provide us with the required services include disruption at or affecting their facilities, such as work stoppages or natural disasters, adverse weather or other conditions that affect their supply, their financial conditions and / or deterioration in our relationships with these third parties. In addition, we cannot be sure that we will be able to provide the services we need on satisfactory terms. Any increase in costs could reduce our revenues and harm our gross margins. In addition, any loss of a material supplier and / or service provider may permanently cause a change in one or more of our services that may not be accepted by our customers or cause us to eliminate that product altogether.

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

A loss of the services of our technology vendors could adversely affect the execution of our business strategy.

Should some of our technology vendors terminate their relationship with us, our ability to continue the development of some of our platforms could be adversely affected, until such time that we find adequate replacement for these vendors, or until such time that we can continue the development on our own.

The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

The report of our independent registered public accounting firm on our audited consolidated financial statements for the year ended December 31, 2023, contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Until we can generate significant recurring cash flow, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay or reduce the scope of our operations.

Global pandemics such as the continued outbreak of the COVID-19 pandemic may negatively impact the global economy in a significant manner for an extended period of time, and also adversely affect our business and operating results.

The outbreak of a global pandemic, such as the COVID-19 pandemic, may result in a widespread health crisis that may adversely affect businesses, economies and financial markets worldwide, and as a result placing constraints on the operations of businesses, decreased consumer mobility and activity, and significant economic volatility in international capital markets. For example, the COVID-19 pandemic has caused an economic recession, high unemployment rates and other disruptions, both in the United States, Israel and the rest of the world. While the COVID-19 pandemic has not adversely affected our business, an additional outbreak of the COVID-19 and other global pandemics and any of these impacts, including the prolonged continuation of these impacts, could in the future, adversely affect our business and operating results and heighten many of the other risks described in these “Risk Factors.”

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

Our implementation and use of artificial intelligence technologies may not be successful, which may impair our ability to compete effectively, result in reputational harm and have an adverse effect on our business.

We use artificial intelligence technologies throughout our business and are making investments to continuously improve our use of such technologies. For example, we use artificial intelligence technologies to translate articles from English into multiple languages on our Content Platform. As with many technological innovations, there are significant risks and challenges involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including to our efficiency or profitability. In addition, the market for artificial intelligence technologies is rapidly evolving and remains unproven in many industries, including our own. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate.

We are in varying stages of development of our systems which utilize artificial intelligence, and we may not be successful in our ongoing development of these technologies in the face of novel and evolving technical, reputational and market factors. The development, maintenance and operation of our artificial intelligence technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that may prevent our technologies from operating properly, which could adversely affect our business, customer relationships and reputation.

We face significant competition from other companies in our industry in relation to the development and deployment of artificial intelligence technologies. Those other companies may develop artificial intelligence technologies that are similar or superior to ours and/or are more cost-effective and/or quicker to develop and deploy. If we cannot develop, offer or deploy new artificial intelligence technologies as effectively, as quickly and/or as cost-efficiently as our competitors, we could experience a material adverse effect on our operating results of operation, customer relationships and growth.

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

We may in the future be subject to claims of intellectual property infringement that could adversely affect our business.

Many companies (including patent holding companies) and individuals own patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we develop and offer our platforms through various distribution channels we may experience an increase in the number of intellectual property claims against us. These claims, whether meritorious or not, may result in litigation, may be time-consuming and costly to resolve, and may require expensive changes in our methods of doing business. These intellectual property infringement claims may require us to enter into royalty or licensing agreements on unfavorable terms or to incur substantial monetary liability. Additionally, these claims may result in us being enjoined preliminarily or permanently from further use of certain intellectual property or may require us to cease or significantly alter certain of our operations.

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

We rely on information technology systems to operate and manage our business and to process, maintain, and safeguard information, including information related to our customers, partners, and personnel. This information is stored and managed within our internal information technology infrastructure or, in certain instances, on platforms maintained by third-party service providers. These systems, whether operated internally or externally, may be subject to attacks by perpetrators of malicious technology-related events, such as the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and other similar malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide. Since the beginning of the war between Israel and Hamas which began on October 7, 2023, Israeli and Israeli associated companies have become more frequently the target of cyberattacks. As such, the risk of a cyberattack against our platforms may become heightened. While we continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our platforms, we have invested and continue to invest heavily in these efforts. These efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated.

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

We utilize “Cloud” servers, which are not immune to failures and is not without substantial risk, particularly at a time when businesses of almost every kind are finding themselves subject to an ever-expanding range of privacy, data collection and processing and cybersecurity laws and regulations, document retention requirements, and other standards of accountability. Such failures and risks, if materialized, could affect our activities, including its ad space-purchasing and processing capabilities.

Our business depends on our ability to collect and use data, and any limitation on the collection and use of this data could significantly diminish the value of our platforms and cause us to lose customers and revenue.

Our services receive, collect, store, analyze, process, transfer and use certain data about the identification of devices across websites and applications and user interactions with those devices for various purposes for our Search and Digital Platform, such as serving relevant ads and measuring the effectiveness of ads. Our ability to access and utilize such data is crucial to the success of our business and operations. Such ability to either collect or use data could be restricted by new laws or regulations. We are subject to numerous federal, state, local, and international laws, directives and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, processing, transferring, disclosure requirements and protection of personal data. The scope of these regulations is changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements.

For example, we collect, use, maintain and otherwise process certain data about our customers (including, without limitation, customers’ clients or users), partners, candidates and employees, consultants, vendors and service providers, leads and consumers. Our ability to collect, use, maintain or otherwise process personal data has been, and could be further restricted by existing and new laws and regulations relating to privacy and data collection and protection. These laws and regulations generally define personal data to include location data and online identifiers, which are commonly used and collected parameters in digital advertising and, among other things, impose stringent user consent requirements and permit data subjects to request we discontinue using certain data. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

European supervisory authorities have been very active in terms of enforcing data protection rules, including with respect to cookie-related matters. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target individuals, may lead to broader restrictions and impairments on our business activities, may negatively impact our efforts to understand users, and, as a result of us being able to process less data, make our automated decisioning process less accurate. For example, we may need to adapt our advertising solution to a “cookie-less” environment and introduce alternative solutions which may not provide the targeting capabilities provided by cookies Recent state privacy laws and regulations issued pursuant to those laws address and expand on requirements for honoring browser-based or similar technical signals for consumers to opt out of the sale and the use of personal data for targeted advertising purposes. If use of the “Global Privacy Control” or similar signals is adopted by many Internet users or if such a standard is imposed by even more states or by federal or foreign legislation or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform and related offerings, and our business, financial condition and results of operations could be adversely affected. In addition, we may be required to implement physical, administrative and technological security measures that differ from those we have now, such as different data access controls or encryption technology. Any limitation on our ability to collect and utilize data, including personal data, would make it more difficult for us to be able to optimize ad placement for the benefit of our advertisers and publishers, which could render our solutions less valuable and potentially result in loss of clients and a decline in revenue.

Regulations, legislation, or self-regulation developments relating to privacy, data collection and protection and internet advertising, and uncertainties regarding the application or interpretation of existing or newly adopted laws and regulations, could harm our business and subject us to significant legal liability for non-compliance.

The regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or with our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

If we were found in violation of any applicable laws or regulations relating to privacy, data protection or security, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features available. In addition, these laws and regulations could impose significant costs on us and could constrain our ability to use and process data in manners that may be commercially desirable. In addition, if a breach of data security were to occur or to be alleged to have occurred, if any violation of laws and regulations relating to privacy, data protection or data security were to be alleged, or if we had any actual or alleged defect in our safeguards or practices relating to privacy, data protection, or data security, our solutions may be perceived as less desirable and our business, prospects, financial condition and results of operations could be materially and adversely affected, which could be costly and cause reputational harm.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection or data security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations and policies that are applicable to the businesses of our users may limit the adoption and use of and reduce the overall demand for our services.

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

It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data collection, use, preservation and other processing practices or that it may be argued that our practices do not comply with certain countries’ privacy and data collection and protection laws and regulations. Due to rapid changes in technology and the inconsistent interpretations of privacy and data collection and protection laws and regulations, we may be required to materially change the way we conduct business. The challenges imposed by the ongoing need to remain compliant with such laws and regulations, as well the need to implement any changes required based on newly introduced laws and regulations, may slow our growth, and if we are not able to cope with these challenges as effectively as other companies, we will be competitively disadvantaged.

Compliance with such existing and new laws and regulations can be costly and can delay, or impede the development of new services, any and failure or perceived failure to comply with such laws and regulations could result in negative publicity, increase our operating costs, require significant management time and attention and subject us to inquiries or investigations, litigation (including class actions), claims, or other remedies, including penalties, fines, sanctions and criminal and civil liabilities, or demands or orders that we modify or cease existing business practices, each of which could materially affect our operating results and our business. Moreover, concerns about our collection, use, sharing, handling and other processing of data or other privacy related matters, even if unfounded, could harm our reputation and operating results.

We rely on third-party Internet, mobile, and other products and services to deliver our mobile and web applications to users, and any disruption of, or interference with, our use of those services could adversely affect our business, financial condition, results of operations, and customers.

Our services continuing and uninterrupted performance is critical to our success. Our services are dependent on the performance and reliability of internet, mobile, and other infrastructure services that are not under our control. For example, we currently host our services and support our operations using a third-party provider of cloud infrastructure services. While we have engaged reputable vendors to provide these products or services, we do not have control over the operations of the facilities or systems used by our third-party providers. These facilities and systems may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages, pandemics, and similar events or acts of misconduct. In addition, any changes in one of our third-party service provider’s service levels may adversely affect our ability to meet the requirements of our customers. For example, in 2023 we experienced a decrease of user traffic acquisition on our Content Platform from Third-Party Platforms which resulted primary from technological changes and content policy changes on such Third-Party Platforms, causing a lower number of users to reach the Cortex Websites and thus decreasing the exposures to the ads displayed on the Cortex Websites. While we believe we have implemented reasonable backup and disaster recovery plans, we expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints, or external factors beyond our control. Sustained or repeated system failures would reduce the attractiveness of our platforms and services. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our platforms and service offerings. Any negative publicity or user dissatisfaction arising from these disruptions could harm our reputation and brand, may adversely affect the usage of our offerings, and could harm our business, financial condition and results of operation.

As the regulatory framework for artificial intelligence evolves, including with respect to unintentional bias and discrimination, our business, financial condition, and results of operations may be adversely affected.

Our business increasingly relies on artificial intelligence technologies. The regulatory framework for this technology is rapidly evolving, and we may not always be able to anticipate how to respond to these laws or regulations. Many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations governing the use of such technologies. There is also an increase in litigation in a number of jurisdictions, including the United States, relating to the development, security and use of artificial intelligence.

For example, in October 2023, President Biden issued the Executive Order on Safe, Secure and Trustworthy Artificial Intelligence (“The Order”) with the goal of promoting the “safe, secure, and trustworthy development and use of artificial intelligence in the United States.” The Order has established certain new standards for the training, testing and cybersecurity of sophisticated artificial intelligence models, and the Order has also instructed other federal agencies to promulgate additional regulations within certain timeframes from the date of the Order. Federal artificial intelligence legislation has also been introduced in the U.S. Senate. Such additional regulations may impact our ability to develop, use and commercialize artificial intelligence and machine learning technologies in the future.

It is possible that the US artificial intelligence framework, along with the adoption of new laws and regulations in other jurisdictions, or the interpretation of existing laws and regulations, may affect the operation of our platforms and services and the way in which we use artificial intelligence, including with respect to how we train our models, unintentional bias and discrimination. Failure to comply with such laws or regulations could subject us to legal or regulatory liability. Further, the cost of complying with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

Shares of Common Stock issuable upon the conversion of warrants may substantially increase the number of shares of Common Stock available for sale in the public market and depress the price of our Common Stock.

As of December 31, 2023, we had outstanding: (i) Class J Warrants exercisable to purchase 130,333 shares of Common Stock at an exercise price of $13.44 per share of Common Stock; and (ii) Class K Warrants exercisable to purchase 130,333 shares of Common Stock, at an exercise price of $22.40 per share of Common Stock and (iii) 2023 Warrants exercisable to purchase 480,000 shares of Common Stock, at an exercise price of $0.50 per share of Common Stock.

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

We are authorized to issue 490,000,000 shares of Common Stock, of which, as of December 31, 2023, 14,920,585 shares of Common Stock were outstanding. Additional shares of Common Stock may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares of Common Stock may adversely affect the market price of our Common Stock.

Our Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, par value $0.0001 per share of which none were issued and outstanding as of December 31, 2023. The Board of Directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the Board of Directors may issue preferred stock which may convert into large numbers of shares of common stock and consequently lead to further dilution of other stockholders.

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

Our Common Stock is quoted on the OTC Markets, Pink Tier and is thinly traded, and as a result the sale of your holding may take a considerable amount of time.

On November 7, 2022, the OTC Markets Group downgraded the quotation of our Common Stock from the OTCQB Markets to the OTC Markets, Pink Tier. The shares of our Common Stock are thinly-traded meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

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

Management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023 and concluded that the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2022 has been remediated and the Company’s disclosure controls and procedures were effective as of the end of December 31, 2023. However, if we identify future material weaknesses in our disclosure controls and procedures and if we are unable to implement any of the required changes to our disclosure controls and procedures effectively, it could lead investors to question the reliability and accuracy of our reported financial information and could adversely impact the market price of our Common Stock.

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

In connection with the preparation and issuance of our financial statements for the year ended December 31, 2022, our management identified a material weakness in our internal control over financial reporting. In response to that material weakness, we implemented a remediation plan and reviewed our existing processes and controls in order to identify additional control deficiencies and designed new controls or adjusted the design of our existing controls in order to improve our processes and controls and have subsequently remediated such material weakness in connection with the preparation of the financial statements for the year ended December 31, 2023. We cannot assure you that management will not determine in the future that our internal control over financial reporting is not effective and we cannot predict how the market prices of our shares of Common Stock will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

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

Upon the completion of our planned Reincorporation from the State of Delaware to the State of Nevada our affairs will cease to be governed by the DGCL and will be subject to the Nevada Revised Statutes. Our status as a Nevada corporation, provisions in our Articles of incorporation and bylaws to be adopted upon the completion of the Reincorporation, and the anti-takeover provisions of the Nevada Revised Statutes, may also discourage, delay or prevent a change in control.

Our planned Reincorporation to the State of Nevada could have significant legal, tax, and governance implications for us and our stockholders, could expose us to additional risks and uncertainties and we may not realize the expected benefits of the Reincorporation.

Our planned Reincorporation could subject us to different or more stringent corporate governance and disclosure requirements. Nevada law differs from Delaware law in various respects that could affect the rights and obligations of us and our stockholders. For example, the Reincorporation will result in the elimination of any liability of an officer or director for a breach of the duty of loyalty unless arising from intentional misconduct, fraud or a knowing violation of law. In addition, it is intended that the Reincorporation will qualify as a tax-free reorganization under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). However, this tax treatment is not free from doubt. Other tax advisors may not agree with our intended tax treatment and the IRS may assert, or a court may sustain, a contrary position. If the Reincorporation does not qualify as a tax-free reorganization, our stockholders may recognize taxable gain or loss upon their exchange of stock pursuant to the Reincorporation, as applicable. We urge our stockholders to consult their own tax advisors regarding the potential tax consequences of the Reincorporation.

Furthermore, the Reincorporation could involve significant costs, delays, and uncertainties. The Reincorporation is subject to the satisfaction of certain conditions, such as the receipt of regulatory approvals, the filing of appropriate documents with the Delaware and Nevada authorities, and the completion of certain corporate formalities. The Reincorporation could also result in litigation or disputes with our stockholders, creditors, regulators, or other parties, which could divert our resources and attention from our core operations.

There can be no assurance that the anticipated benefits of the Reincorporation will be achieved. Achieving the anticipated benefits of the Reincorporation is subject to a number of risks and uncertainties, including factors that we do not and cannot control. If the Reincorporation is not completed successfully or is delayed, we may incur additional expenses, lose potential opportunities, or face adverse consequences for our business and reputation. In addition, if the expected benefits of the Reincorporation do not meet expectations of investors or securities analysts, the price of our Common Stock may decline.

Risks Related to our Operations in Israel

Political, economic and military conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and elsewhere in the region and Israel’s war against them, may impede our ability to operate and harm our financial results.

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

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen, as described below). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries, such as Iran, will join the hostilities. Such clashes may escalate in the future into a greater regional conflict.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, that may involve a downgrade in Israel’s credit rating by rating agencies (such as the recent downgrade by Moody’s of its credit rating of Israel from A1 to A2, as well as the downgrade of its outlook rating from “stable” to “negative”), which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Although many of such military reservists have since been released, they may be called up for additional reserve duty, depending on developments in the war in Gaza and along Israel’s other borders. Certain of our employees and consultants in Israel, including the Chief Executive Officer of Gix Media, in addition to employees of our service providers located in Israel, have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts with Hamas, as well as the other pending or future armed conflicts in which Israel is or may become engaged, and such persons may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business, prospects, financial condition and results of operations. Additionally, the absence of employees of our Israeli suppliers and contract manufacturers due to their military service in the current or future wars or other armed conflicts may disrupt their operations, which in turn may materially and adversely affect our ability to deliver or provide products and services to customers.

The hostilities with Hamas, Hezbollah and other organizations and countries have included and may include terror, missile and drone attacks. In the event that our facilities are damaged as a result of hostile actions, or hostilities otherwise disrupt our ongoing operations, our ability to deliver or provide products and services in a timely manner to meet our contractual obligations towards customers and vendors could be materially and adversely affected. Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Some countries around the world restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continue or increase. In addition, there have been increased efforts by countries, activists and organizations to cause companies and consumers to boycott Israeli goods and services. In January 2024, the International Court of Justice, or ICJ, issued an interim ruling in a case filed by South Africa against Israel in December 2023, making allegations of genocide amid and in connection with the war in Gaza, and ordered Israel, among other things, to take measures to prevent genocidal acts, prevent and punish incitement to genocide, and take steps to provide basic services and humanitarian aid to civilians in Gaza. There are concerns that companies and businesses will terminate, and may have already terminated, certain commercial relationships with Israeli companies following the ICJ decision. The foregoing efforts by countries, activists and organizations, particularly if they become more widespread, as well as the ICJ rulings and future rulings and orders of other tribunals against Israel (if handed), may materially and adversely impact our ability to sell and provide our products and services outside of Israel.

Furthermore, following Hamas’ attack on Israel and Israel’s security cabinet declaration of war against Hamas, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels traversing the Red Sea, which marine vessels were thought to either be in route towards Israel or to be partly owned by Israeli businessmen. It is possible that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. Such hostilities may include terror and missile attacks. In the event that our facilities are damaged as a result of hostile actions, or hostilities otherwise disrupt our ongoing operations, our ability to offer our platforms could be materially and adversely affected.

As of the date of this Annual Report, the Company’s revenues have not been directly negatively affected by the ongoing hostilities in the region, as the primary source of its revenues is predominantly from the U.S. or European markets, that have been not significantly impacted by the ongoing hostilities in Israel. As a result, as of the date of this Annual Report the Company’s abilities to deliver or provide products and services to its customers have not been materially affected. However, the absence of the Chief Exectuvie Officer of Gix Media and other employees of the Company, have adversely affected the Company’s customer relationship management, operational and functional continuity, and delayed a portion of the Company’s planned activities during the fourth quarter of 2023. These effects indirectly contributed to a decline in the Company’s revenues, profitability, and cash flow for the year ended December 31, 2023. We cannot currently assess how the ongoing hostilities will negatively affect our business conditions and harm our results of operations in the future, due to the factors and risks discussed above.

Finally, political conditions within Israel may affect our operations. Israel has held five general elections between 2019 and 2022, and prior to October 2023, the Israeli government pursued extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. To date, these initiatives have been substantially put on hold. If such changes to Israel’s judicial system are again pursued by the government and approved by the parliament, this may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and Board of Directors.

Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings.

Our reporting and functional currency is the U.S. dollar. Our revenues are currently primarily payable in U.S. dollars and we expect our future revenues to be denominated primarily in U.S. dollars and Euros. However, certain amount of our expenses is in NIS and as a result, we are exposed to the currency fluctuation risks relating to the recording of our expenses in U.S. dollars. We may, in the future, decide to enter into currency hedging transactions. These measures, however, may not adequately protect us from material adverse effects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We are continuously working to ensure that we satisfy generally applicable industry standards for the assessment, identification, and management of risks from cybersecurity threats that may pose a risk to our information technology systems, including from third parties with whom we work with.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. As of the date of this Annual Report, the majority of the Company’s IT systems are computed using leading secure cloud platforms.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
●	routine conduct of penetration tests on our computer systems to evaluate the security of the systems and identify weaknesses or vulnerabilities;
●	employee training programs regarding cybersecurity risks and protocols;
●	the usage of secure software or platforms designed to protect our IT systems against cybersecurity risks, such as two-factor authentication systems, anti-virus and ransomware programs or the usage of secure cloud platforms for computing our IT systems;
●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls; and
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management program.

The Board of Directors receives regular reports from management on our cybersecurity risks. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team, including our Chief Executive Officer, the VP R&D and Data Protection Officer of Cortex, and our external advisors, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES

We currently conduct the operations of our Search Platform from our offices in Ramat Gan, which we have been occupying since June 2021. We pay a monthly fee of $10,000 for the lease of the offices. The first term of the lease is thirty-six (36) months, until March 1, 2024, which was extended until March 1, 2026, with an option to extend for two (2) additional years. We have a bank deposit as a guarantee in the amount of approximately $21,000 for the purpose of ensuring payment of the rent for our offices. We currently conduct the operations of our Content Platform from our offices in Ramat Hachayal Tel Aviv, which we have been occupying since September 1, 2016. We pay a monthly fee of $14,000 for the lease of these offices, which we rent on a monthly basis.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY

Market Information

Our Common Stock is currently quoted on the OTC Markets, Pink Tier under the symbol “VBIX”.

Holders of Common Stock

As of December 31, 2023, there were approximately 2,690 stockholders of record of our Common Stock and 14,920,585 shares of our Common Stock outstanding.

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

Outstanding Warrants

The following table summarizes information of outstanding warrants as of December 31, 2023:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	130,333	July 2029	$13.44	130,333
Class K Warrants	130,333	July 2029	$22.40	130,333
2023 Warrants	480,000	December 2025	$0.50	480,000

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report, the Company has authorized 3,246,000 shares of Common Stock for issuance under our 2023 Stock Incentive Plan (the “2023 Plan”). We do not grant options under our 2017 Employee Incentive Plan (the “2017 Plan”) as it was superseded by the 2023 Plan.

The following table summarizes information of outstanding options as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders (2017 Plan)	-	-	133,333
Equity compensation plans approved by security holders (2023 Plan)	51,020		3,246,000

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

Eligibility. The 2023 Plan provides for granting awards under various tax regimes, including, without limitation, in compliance with Section 102 of the Israeli Income Tax Ordinance (New Version) 5271-1961 (the “Ordinance”), and Section 3(i) of the Ordinance and for awards granted to our United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 of the Code and Section 409A of the Code.

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

On May 18, 2023, the Company issued 111,111 shares of restricted Common Stock to Amitay Weiss, a director of the Company. The shares of Common Stock were issued as a special bonus equity grant to Mr. Weiss and under Regulation S.

In connection with the 2023 Loan, the Company issued to the Lenders, the 2023 Warrants to purchase up to 480,000 shares of Common Stock, for an exercise price per share of Common Stock of $0.50. The 2023 Warrants were issued to the Lenders under Regulation S. See “Item 1. Description of Business – 2023 Loan Agreement”, for further information.

ITEM 6. [RESERVED].

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

Cortex Acquisition

On October 13, 2021, Gix Media acquired 70% (on a fully diluted basis) of the share capital of Cortex. In consideration for the Cortex Acquisition, Gix Media paid NIS 35 million in cash (approximately $11 million), out of which an amount of $0.5 million was deposited in trust for a period of 12 months from the closing date. The Cortex Acquisition also includes the obligation (and right) of Gix Media to acquire 30% of Cortex’s Remaining Balance Shares, such that following the completion of the acquisition of all the Remaining Balance Shares, Gix Media will hold 100% of Cortex’s share capital on a fully diluted basis. In January 2023, the Gix Media acquired an additional 10% of Cortex’s share capital. In January 2024, Gix Media did not purchase an additional 10% of Cortex’s share capital, as Cortex did not meet certain KPIs, as conditioned in the definitive agreements of the Cortex Acquisition.

In connection with the Cortex Acquisition, at the closing date, Gix Media entered into the Financing Agreement with Leumi for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the Cortex Acquisition.

Reincorporation in Nevada

On September 27, 2023, our stockholders approved to grant to the Board of Directors the power to effect the Reincorporation of the Company from the State of Delaware to the State of Nevada by way of a parent-subsidiary merger. Upon the consummation of the Reincorporation, the Company will cease its legal existence as a Delaware corporation, and the Surviving Corporation will continue the Company’s business as the surviving corporation under the name “Viewbix Inc.” succeeding to all of the Company’s rights, assets, liabilities and obligations, except that its affairs will cease to be governed by the Delaware General Corporation Law and will be subject to the Nevada Revised Statutes. As of the date of this Annual Report, the Board of Directors has not effected the Reincorporation.

Results of Operations during the year ended December 31, 2023, as compared to the year ended December 31, 2022

Revenues for the year ended December 31, 2023, were $ 79,613 thousand as compared to $96,603 thousand for the year end December 31, 2022.

Our revenues from Cortex’s Content Platform were $59,144 thousand for the year ended December 31, 2023, a decrease of $14,713 as compared to $73,857 thousand during the year end December 31, 2022. The reason for the decrease during the year ended December 31, 2023, is due to a decrease of user traffic acquisition from the Third-Party Platforms, primarily resulting from technological changes and content policy changes on such Third-Party Platforms, causing a lower amount of users to reach the Cortex Websites and thus decreasing the exposures to the ads displayed on the Cortex Websites. In response to the technological and policy changes, Cortex updated and adjusted its platform to adapt to these changes, partially restoring the amount of user traffic acquisition, which mitigated the scope of the decrease.

Our revenues from Gix Media’s Search Platform were $20,469 thousand for the year ended December 31, 2023, a decrease of $2,277 thousand as compared to $22,746 thousand during the year end December 31, 2022. The reasons for the decrease during the year ended December 31, 2023, are due to the decrease in the amount of search referrals conducted by users, provided by Gix Media to search engines, caused primarily by a decrease in the number of searches received from Gix Media’s third-party strategic partners, including a significant strategic partner of Gix Media. In response to this decrease, Gix Media expanded its user traffic resources during the year ended December 31, 2023, by engaging with new strategic partners, which in turn mitigated the scope of the decrease.

Traffic acquisition and related costs for the year ended December 31, 2023, were $70,451 thousand a decrease of $12,560 thousand as compared to $83,011 thousand for the year ended December 31, 2022. The reason for the decrease during the year ended December 31, 2023, is due to a decrease of user traffic acquisition from the Third-Party Platforms, primarily resulting from technological changes and content policy changes on such Third-Party Platforms.

Research and development costs for the year ended December 31, 2023, were $2,893 thousand as compared to $3,255 thousand for the year ended December 31, 2022. The reason for the decrease in the year ended December 31, 2023, is the reduction of expenses in the Search Platform, primarily in salaries and technological services.

Sales and marketing expenses for the year ended December 31, 2023, were $2,805 thousand as compared to $2,479 thousand for the year ended December 31, 2022. The increase of selling and marketing expenses during the year ended December 31, 2023, is due to expenses incurred in connection with the increase in the content displayed on the Cortex Websites and an increase primarily in salaries in the Content Platform.

General and administration expenses for the year ended December 31, 2023, were $2,877 thousand as compared to $2,157 thousand for the year ended December 31, 2022. The reason for the increase in the year ended December 31, 2023, is due to the increase in salary and related costs following the Reorganization Transaction with Gix Media on September 19, 2022, which led to the expansion of the Company’s management team, which included, among other things, the appointment of a chairman of the board in June 2022 and a full-time chief financial officer in July 2022. In addition, during year ended December 31, 2023, there was an increase in professional services and consultant costs following the Reorganization Transaction, as compared to the year ended December 31, 2022.

Our depreciation and amortization expenses for the year ended December 31, 2023, were $2,952 thousand, a slight increase as compared to $2,809 thousand during the same period in the prior year.

A goodwill impairment loss of $5,107 thousand was recorded during the year ended December 31, 2023, compared to $0 during the year ended December 31, 2022. The total amount of goodwill impairment loss recognized by the Company, in the year ended December 31, 2023, was related to the Content Platform (see Note 6 to our consolidated financial statements).

Our business acquisition and related costs were $0 for the year ended December 31, 2023, compared to $166 thousand during the year ended December 31, 2022. In the year ended December 31, 2022, the Company’s recorded business acquisition and related costs were in connection with the Reorganization Transaction.

Our net financial expense was $1,281 thousand for the year ended December 31, 2023, as compared to net financial expense of $1,456 thousand for the year ended December 31, 2022. The reason for the decrease during year ended December 31, 2023, is mainly due to the decrease in financial expenses relating to the USD to NIS exchange rate, as compared to the year ended December 31, 2022, which was partially offset by the increase in interest expenses related to the Company’s bank loans due to increases in the market’s interest rates during the year ended December 31, 2023.

Our income tax benefit was $66 thousand for the year ended December 31, 2023, as compared to $153 thousand income tax expenses for the year ended December 31, 2022. The decrease in income tax expenses was mainly due to a decrease in income before income taxes of Cortex and due to an increase in tax benefit in respect of prior years of Gix Media for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had current assets of $17,805 thousand consisting of $ 1,774 thousand in cash and cash equivalents, $149 thousand in restricted deposits, $11,359 thousand in accounts receivable, $771 thousand in other current assets and $3,752 thousand in the loan to our parent company, in accordance with the Second Loan Agreement, as defined below.

As of December 31, 2023, we had non-current assets of $25,477 thousand consisting of $147 thousand in deferred taxes, $397 thousand in operating lease right-of-use assets, $245 thousand in property and equipment net, $12,434 thousand in intangible assets net and $12,254 thousand in goodwill.

As of December 31, 2023, we had $19,773 thousand in current liabilities consisting of $12,359 thousand in accounts payable, $889 thousand in other payables, $6,440 thousand in short term loans and current maturities of a long-term loans and $85 thousand in operating lease liabilities.

As of December 31, 2023, we had $4,885 thousand in non-current liabilities consisting of $3,064 thousand long-term loans, $304 thousand in operating lease liabilities - long term and $1,517 thousand in deferred taxes.

As of December 31, 2022, we had current assets of $29,841 thousand consisting of $4,196 thousand in cash and cash equivalents, $185 thousand in restricted deposits, $20,945 thousand in accounts receivable, $973 thousand in other current receivables and $3,542 thousand in the loan to our parent company, in accordance with the Second Loan Agreement, as defined below.

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

We had a negative working capital of $1,968 thousand as compared to a positive working capital of $1,319 thousand as of December 31, 2023, and December 31, 2022, respectively.

During the fiscal year ended December 31, 2023, we had positive cash flow from operations of $934 thousand which was mainly the result of a $8,687 thousand in net loss, $7,973 thousand from positive adjustments to operating activities, and $1,648 positive changes in assets and liabilities items.

During the fiscal year ended December 31, 2022, we had positive cash flow from operations of $3,237 thousand which was mainly the result of a $1,117 thousand in net income, $3,233 thousand from positive adjustments to operating activities, offset by $1,113 negative changes in assets and liabilities items.

During the fiscal year ended December 31, 2023, we had $16 thousand negative cash flow from investing activities as compared to $74 thousand negative cash flow from investing activities during the year ended December 31, 2022.

During the fiscal year ended December 31, 2023, we had $3,376 thousand negative cash flow from financing activities which was the result of repayment of long-term and short term loans in amount of $3,080 thousand, cash paid to non-controlling interests in connection to the purchase of the additional 10% of Cortex’s shares in amount of $2,625 thousand, payment of dividend by Cortex to non-controlling interests in amount of $598 thousand, payment of dividend by Gix Media to its shareholders in amount of $130 thousand, an increase in the loan to our parent company in amount of $123 thousand offset by receipt of long-term loans in amount of $1,980 thousand and receipt of short term bank loans in amount of $1,200 thousands.

During the fiscal year ended December 31, 2022, we had $4,224 thousand negative cash flow from financing activities which was the result of repayment of long-term bank loan in amount of $1,389 thousand, payment of dividend by Cortex to non-controlling interests in amount of $1,689 thousand, payment of dividend by Gix Media to its shareholders in an amount of $73 thousand and increase in loan to parent company in amount of $1,073 thousand.

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

According to the Financing Agreement, Gix Media undertook to meet financial covenants over the life of the loans as follows: (1) the ratio of debt to EBITDA, based on the Gix Media’s consolidated financial statements in all 4 consecutive quarters (in any given period during the life of the loan), will not exceed 2.4 in the first two years following the execution of the Financing Agreement, which according to the Second Addendum was extended by nine months to June 30, 2024 and thereafter will not exceed 1.75. As of December 31, 2023, Gix Media was not in compliance with the financial covenants in connection with the Financing Agreement, and received a written letter from Leumi, pursuant to which, subject to certain conditions and until April 16, 2024, Leumi waived its rights under the Financing Agreement with respect to such failure (see Note 10 to our consolidated financial statements).

Going Concern

We experienced a decrease in user traffic acquired from third party advertising platforms, and consequently in revenues, for the 6-month period ended December 31, 2023. As a result of such decreases, for the year ended December 31, 2023, we generated positive cash flows from operations of $934 compared to positive cash flows from operations of $3,237 generated during the year ended December 31, 2022, and had cash and cash equivalents and a working capital deficit, as of December 31, 2023, of $1,774 and $1,968, respectively. In addition, as of December 31, 2023, we had short-term loans and long-term bank loans amounting to $9,070, in which the Company did not meet its financial debt covenants for the year ended December 31, 2023 (see Note 10 to our consolidated financial statements). While our management expects to continue to generate positive cash flows from our operations, such a decline may reasonably result in our inability to repay our debt obligations during the 12-month period following the issuance date of our consolidated financial statements for the year ended December 31, 2023.

Our management’s plans include reducing operating expenses, creating new revenues sources, negotiating with the bank regarding the loans terms in an effort to provide additional liquidity and ensure continued compliance with our obligations, and raising funds in debt or equity capital from various potential investors. However, there is significant uncertainty whether we will be successful in accomplishing our plans or we will be able to obtain sufficient funds when needed.

Such conditions raise substantial doubts about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

See Note 1B to our consolidated financial statements.

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

Impairment test for Goodwill

Goodwill is tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that it is “more likely than not”, impairment may be deemed to have been incurred. We have the option to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying value as a basis for determining if it is necessary to perform the quantitative goodwill impairment test. However, if we conclude otherwise, we are required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing it against its carrying value.

We have two reporting units to which goodwill was allocated: the Search Platform and the Content Platform.

For both reporting units, we performed the quantitative impairment test. In estimating the fair value of our reporting units, we used the income approach, which requires us to make significant estimates and assumptions related to future cash flows and discount rates. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting units. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying value of the reporting unit exceeds the reporting unit’s fair value.

As of December 31, 2023, we recorded a goodwill impairment loss in the amount of $5,107 thousand for the Content Platform reporting unit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS

VIEWBIX INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Viewbix Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viewbix Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and 2022 and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1G to the financial statements, the Company’s non-compliance with its debt covenants as of December 31, 2023 and the decrease in revenues and positive cash flows from operations may result in the Company’s inability to repay its debt obligations during the 12-month period following the issuance date of these financial statements. Management’s plans in regard to these matters are also described in Note 1G. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the board of directors and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment – Digital Content Reporting Unit– Refer to Note 2P and 6B to the Consolidated Financial Statements

Critical Audit Matter Description

The Company’s quantitative goodwill impairment test involves the comparison of the fair value of each reporting unit to its carrying value. In estimating the fair value of the digital content reporting unit, the Company used the income approach method, which requires management to make significant estimates and assumptions related to future cash flows and discount rates. Any excess carrying value over the applicable fair value is recognized as impairment.

During 2023, the Company recognized an impairment loss of $5.1 million for the digital content reporting unit’s goodwill. After considering the impact of the impairment charges, the carrying amount of the digital content reporting unit’s goodwill as of December 31, 2023, was $11.2 million.

We identified impairment of the digital content reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value. This required a high degree of auditor judgment and an increased extent of effort, in relation to our audit as a whole, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to future cash flows and discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts used by management to estimate the fair value of the digital content reporting unit included the following, among others:

●	We evaluated the reasonableness of management’s forecasts of future cash flows, including underlying revenues growth rates, by comparing the forecasts to historical results and by evaluating revenue trends and material events that occurred during and after the reporting period and their potential influence on management’s forecasts, as well as by testing the other underlying source information for accuracy and completeness.

●	With the assistance of our fair value specialists, we evaluated the valuation methodologies and the reasonableness of the discount rate, including testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 25, 2024

We have served as the Company’s auditor since 2012.

VIEWBIX INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		As of December 31	As of December 31
	Note	2023	2022

ASSETS

CURRENT ASSETS

Cash and cash equivalents		1,774	4,196
Restricted deposits	12A	149	185
Accounts receivable		11,359	20,945
Loan to parent company	15	3,752	3,542
Other current assets	3	771	973

Total current assets		17,805	29,841

NON-CURRENT ASSETS

Severance pay funds		-	52
Deferred taxes	11	147	340
Property and equipment, net	4	245	302
Operating lease right-of-use asset	5	397	486
Intangible assets, net	6	12,434	15,313
Goodwill	6	12,254	17,361

Total non-current assets		25,477	33,854

Total assets		43,282	63,695

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED BALANCE SHEETS (Cont.)

U.S. dollars in thousands (except share data)

		As of December 31	As of December 31
	Note	2023	2022

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	8	12,359	19,782
Short-term loans	10	5,000	5,069
Current maturities of long-term loans	10	1,440	1,500
Other payables	9	889	2,084
Operating lease liabilities - short term	5	85	87

Total current liabilities		19,773	28,522

NON-CURRENT LIABILITIES

Accrued severance pay		-	152
Long-term loans, net of current maturities	10	3,064	2,881
Operating lease liabilities - long term	5	304	388
Deferred taxes	11	1,517	1,853

Total non-current liabilities		4,885	5,274

Commitments and Contingencies	12

SHAREHOLDERS’ EQUITY	13

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 14,920,585 and 14,783,964 shares as of December 31, 2023, and December 31, 2022, respectively.		3	3
Additional paid-in capital		25,476	25,350
Accumulated deficit		(10,661)	(3,338)
Equity attributed to shareholders of Viewbix Inc.		14,818	22,015
Non-controlling interests		3,806	7,884
Total equity		18,624	29,899

Total liabilities and shareholders’ equity		43,282	63,695

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share data)

		Year ended December 31,
	Note	2023	2022

Revenues		79,613	96,603

Costs and Expenses:
Traffic-acquisition and related costs	14A	70,451	83,011
Research and development	14B	2,893	3,255
Selling and marketing	14C	2,805	2,479
General and administrative	14D	2,877	2,157
Depreciation and amortization	4,6	2,952	2,809
Goodwill impairment	6B	5,107	-
Business acquisition and related costs		-	166

Operating income (loss)		(7,472)	2,726

Financial expense, net	14E	1,281	1,456

Income (loss) before income taxes		(8,753)	1,270

Income tax expense (benefit)	11	(66)	153

Net income (loss)		(8,687)	1,117

Less: net income (loss) attributable to non-controlling interests		(1,364)	1,089
Net income (loss) attributable to shareholders of Viewbix Inc.		(7,323)	28

Net income (loss) per share – Basic attributed to shareholders:		(0.49)	0.00

Net income (loss) per share – Diluted attributed to shareholders:		(0.49)	0.00

Weighted average number of shares – Basic:		14,866,230	14,783,964	(*)

Weighted average number of shares – Diluted:		14,866,230	15,044,630	(*)

(*)	Share and per share data in these financial statements for periods preceding the Reorganization Transaction have been retrospectively adjusted to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction (see note 1.D).

The accompanying notes are an integral part of these financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2023	14,783,964	3		25,350	(3,338)	22,015	7,884	29,899
Net loss	-	-		-	(7,323)	(7,323)	(1,364)	(8,687)
Share-based compensation (see note 13.A and 13.D)	136,621	(*	)	71	-	71	64	135
Transaction with non-controlling interests (see note 7.A)	-	-		-	-	-	(2,625)	(2,265)
Dividend declared to non-controlling interests (see note 13.E)							(153)	(153)
Issuance of warrants in connection with loan agreement (see note 10.D)	-	-		55	-	55	-	55

Balance as of December 31, 2023	14,920,585	3		25,476	(10,661)	14,818	3,806	18,624

	Common stock (**)		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2022	14,783,964	3	16,074	(2,366)	13,711	4,806	18,517
Net income	-	-	-	28	28	1,089	1,117
Share-based compensation	-	-	49	-	49	22	71
Adjustment to Ultimate Parent’s carrying values (see note 7.B)	-	-	9,227	-	9,227	4,101	13,328
Dividend declared to shareholders	-	-	-	(1,000)	(1,000)	-	(1,000)
Dividend declared to non-controlling interests	-	-	-	-	-	(2,134)	(2,134)

Balance as of December 31, 2022	14,783,964	3	25,350	(3,338)	22,015	7,884	29,899

(*)	Represents an amount less than $1.
(**)	Share and per share data in these financial statements have been retrospectively adjusted to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction (note 1.D).

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share data)

	Year ended December 31,
	2023	2022

Cash flows from Operating Activities
Net income (loss)	(8,687)	1,117

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortizations	2,952	2,809
Share-based compensation	135	71
Deferred taxes	(143)	(532)
Accrued interest, net	-	67
Interest income	(87)	(143)
Exchange rate differences on loans	-	786
Amortization of loan discounts	9	175
Goodwill Impairment (see note 6.B)	5,107	-

Changes in assets and liabilities items:
Decrease (increase) in accounts receivable	9,586	(4,530)
Decrease (increase) in other current assets	202	(52)
Decrease in operating lease right-of-use assets	89	83
Decrease in severance pay, net	(100)	(5)
Increase (decrease) in accounts payable	(7,423)	3,106
Increase (decrease) in other payables	(620)	177
Decrease in operating lease liabilities	(86)	(107)
Increase in loan from parent company	-	215

Net cash provided by operating activities	934	3,237

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

U.S. dollars in thousands (except share data)

	Year ended December 31,
	2023	2022

Cash flows from Investing Activities
Purchase of property and equipment	(16)	(58)
Capitalization of software development costs	-	(16)

Net cash used in investing activities	(16)	(74)

Cash flows from Financing Activities
Cash paid to non-controlling interests (see note 1.C)	(2,625)	-
Receipt of short-term bank loans	1,200	-
Repayment of short-term loans	(1,269)	-
Receipt of long-term bank loan	1,500	-
Receipt of long-term loan (see note 10.D)	480	-
Repayment of long-term bank loan	(1,811)	(1,389)
Payment of dividend (see note 13.E)	(130)	(73)
Payment of dividend to non-controlling interests (see note 13.E)	(598)	(1,689)
Increase in loan to parent company	(123)	(1,073)

Net cash used in financing activities	(3,376)	(4,224)

Decrease in cash and cash equivalents and restricted cash	(2,458)	(1,061)

Cash and cash equivalents and restricted cash at beginning of period	4,381	5,442

Cash and cash equivalents and restricted cash at end of period	1,923	4,381

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	(663)	(928)
Interest paid	(992)	(556)
	(1,585)	(1,484)

Substantial non-cash activities:
Offset of loans between related parties (see note 15)	-	2,558
Dividend distribution to parent company which was offset from a loan to parent company (see note 13.E)	-	714
Dividend declared to non-controlling interests (see note 13.E)	-	445
Dividend declared to shareholders (see note 13.E)	-	130

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

Share and per share data in these financial statements have been retrospectively adjusted, for periods preceding the Reorganization Transaction, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reorganization Transaction.

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

As of December 31, 2023, Gix Media holds 80% of Cortex’s share capital (see note 7.A).

D. Reverse Stock Split

In connection with the Closing of the Reorganization Transaction, the Company filed an Amended and Restated Certificate of Incorporation (the “Amended COI”) with the Secretary of State of Delaware, effective as of August 31, 2022, pursuant to which, concurrently with the effectiveness of the Amended COI, the Company, among other things, effected a reverse stock split of its Common Stock at a ratio of 1-for-28. Share and per share data in these financial statements have been retrospectively adjusted to reflect the reverse stock split for the year ended December 31, 2022.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

E. Impact of the “Iron Swords” War on Israel

On October 7, 2023, following the brutal attacks on Israel by Hamas, a terrorist organization located in the Gaza Strip that infiltrated Israel’s southern border and conducted a series of attacks on civilian and military targets, Israel’s security cabinet declared war (the “War”). Following the commencement of the War, hostilities also intensified between Israel and Hezbollah, a terrorist organization located in Lebanon. This may escalate in the future into a greater regional conflict. The War led to a reduction of business activities in Israel, evacuation of residences located in the northern and southern borders of Israel, a significant call up of military reserves and lower availability of work force.

The Group’s activities are not directly affected by the War, as its customers are predominantly from the US or Europe, markets that were not influenced by the War. However, as a result of the War, the Group’s operations were affected due to the recruitment of some of the Group’s senior employees to reserves, including the CEO of Gix Media. The absence of senior employees for an extended period affected customer relationship and operational and functional continuity and delayed some of the Company’s plans for the fourth quarter of 2023. These effects indirectly contributed to a decline in the Company’s revenues, profitability, and cash flow.

The Company has hired skilled employees to replace those who were recruited to military reserves. however, there is no assurance that future developments of the War will not have any impact for reasons beyond the Company’s control such as expansion of the War to additional regions and the recruitment of more senior employees. The Company has business continuity procedures in place, and will continue to follow developments, assessing potential impact, if any, on the Company’s business, financials and operations.

G. Going Concern

The Company experienced a decrease in user traffic acquired from third party advertising platforms, and consequently in revenues, for the six months period ended December 31, 2023. As a result of such decreases, for the year ended December 31, 2023, the Company generated positive cash flows from operations of $934 compared to positive cash flows from operations of $3,237 generated during the year ended December 31, 2022, and had cash and cash equivalents and a working capital deficit, as of December 31, 2023, of $1,774 and $1,968, respectively. In addition, as of December 31, 2023, the Company had short-term and long-term bank loans amounting to $9,070, with which the Company did not meet its financial debt covenants for the year ended December 31, 2023 (see note 10). While management expects the Company to continue to generate positive cash flows from its operations, such a decline may reasonably result in the Company’s inability to repay its debt obligations during the 12 month period following the issuance date of these financial statements.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

G. Going Concern (Cont.)

Management’s plans include reducing operating expenses, creating new revenues sources, negotiating with its bank regarding the Company’s loans terms in an effort to provide additional liquidity and ensure continued compliance with its obligations, and raising funds in debt or equity capital from various potential investors. However, there is significant uncertainty whether the Company will be successful in accomplishing its plans or it will be able to obtain sufficient funds when needed.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

C. Functional Currency and Foreign Currency Transactions (Cont.)

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

E. Restricted Deposits

Restricted deposits held in interest bearing saving accounts which are used as a security for the Group’s credit card and lease obligations.

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

N. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted deposits, accounts receivable, loan to Parent Company, other current assets, current maturities of long-term loans, accounts payable, other payables, short-term loans approximate their fair value due to the short-term maturities of such instruments.

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

Acquisition-related intangible assets result from the Company’s acquisitions of businesses accounted for under the purchase method and consist of the fair value of identifiable intangible assets including customer relations, technology, as well as goodwill. Goodwill is the amount by which the acquisition cost exceeds the fair values of identifiable acquired net assets on the date of purchase. Acquisition-related definite lived intangible assets are reported at cost, net of accumulated amortization. For transactions between entities under common control see note 1.B.

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

In the impairment test, the Company compares the fair value of the reporting unit to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets allocated to that unit, goodwill is not impaired, and no further testing is required. If the fair value is less than the carrying value of the reporting unit, then the second step of the impairment test is performed to measure the amount of the impairment (see note 6.B).

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

The useful life used to amortize intangible assets with a finite useful life is at the following annual rates:

%
Customer relations	14.3
Technology	16.7-22.2
Internal-use software	33.3

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

Severance expenses for the years ended December 31, 2023 and 2022 amounted to $51 and $131, respectively.

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

The Company selected the Black-Scholes option pricing model as the most appropriate fair value method for its share options awards. The option-pricing model requires several assumptions, of which the most significant are the expected share price volatility and the expected option term. The Company recognizes share-based compensation cost for option awards on an accelerated basis over the employee’s requisite service period and accounts for forfeitures as they occur.

U. Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and in accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are classified as liability and are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

V. Net income (loss) per share

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

For periods in which the Company has generated a net loss, the Company’s basic net income (loss) per share is the same as diluted net income (loss) per share, as the effects of common stock equivalents outstanding and shares issuable upon exercise of share options or warrants are antidilutive and therefore excluded from the calculation of diluted net income (loss) per share.

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

The Group’s CODM is the CEO of the Company.

X. Recent accounting pronouncements

ASU 2022-06, Reference Rate Reform (Topic 848)

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform Accounting Standards Update (“ASU”) 2020-04, and 2022-06 - Reference Rate Reform (“Topic 848”). Among other things, for all types of hedging relationships, Topic 848 allows an entity to change the reference rate and other critical terms related to reference rate reform without having to remeasure the value or reassess a previous accounting determination. The amendments in this guidance may be applied immediately on a prospective basis to any related changes through December 31, 2024. As of June 30, 2023, the Company had entered into loan modifications in connection with the transition from LIBOR to Secured Overnight Financing Rate (“SOFR”) for its variable rate loans and applied the practical expedient to all such modifications. As of December 31, 2023, the Company adopted the guidance and it did not have a significant impact on the Company’s consolidated financial statements or disclosures.

ASU 2023-07, Segment Reporting (Topic 280)

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, “Improvements to Reportable Segment Disclosures,”. The ASU’s effective date is for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of the ASU 2023-07 will enhance expense disclosures in segment reporting and other qualitative disclosures and allows for disclosing multiple measures of segment profit or loss. The Company does not expect any significant impact from the adoption of this standard.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

X. Recent accounting pronouncements (Cont.)

ASU 2023-09, Income Taxes (Topic 740)

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU’s effective date is for fiscal years beginning after December 15, 2024. The adoption of the ASU 2023-09 will enhance quantitative and qualitative disclosures related to rate reconciliation of significant components and income tax paid. The Company does not expect any significant impact from the adoption of this standard.

NOTE 3: OTHER CURRENT ASSETS

Composition:

	As of December 31	As of December 31
	2023	2022

Prepaid expenses	$181	$318
Government authorities	$527	$596
Other receivables	$63	$59
	771	973

NOTE 4: PROPERTY AND EQUIPMENT, NET

Composition:

	As of December 31	As of December 31
	2023	2022

Cost:
Computers and peripheral equipment	$506	$491
Office furniture and equipment	$138	$137
Leasehold improvements	$273	$273

Total cost	$917	$901
Less: accumulated depreciation	(672)	(599)
Property and equipment, net	245	302

Depreciation expenses totaled $73 and $90 for the years ended December 31, 2023, and 2022, respectively.

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

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities. In December 2023, the Company exercised the option to extend the lease period for an additional term of 24 months (from March 1, 2024, to February 28, 2026).

Weighted-average remaining lease term and discount rate were as follows:

As of December 31 2023

Operating leases weighted average remaining lease term (in years)	4.17
Operating leases weighted average discount rate	3.10%

Maturities of operating lease liabilities as of December 31, 2023, are as follows:

As of December 31
2023

2024	$86
2025	$86
2026	$110
2027	$115
Thereafter	$19
Total lease payments	416
Less: imputed interest	(27)
Present value of lease liabilities	389

Operating lease expenses amounted to $110 and $102 for the years ended December 31, 2023, and 2022, respectively.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS, NET

A. Composition:

	Internal-use Software (*)	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2023	465	6,234	11,008	17,361	35,068
Additions	-	-	-	-	-
Impairment of goodwill	-	-	-	(5,107)	(5,107)
Balance as of December 31, 2023	465	6,234	11,008	12,254	29,961

Accumulated amortization:
Balance as of January 1, 2023	122	741	1,531	-	2,394
Amortization recognized during the year	154	890	1,835	-	2,879
Balance as of December 31, 2023	276	1,631	3,366	-	5,273

Amortized cost:
As of December 31, 2023	189	4,603	7,642	12,254	24,688

	Internal-use Software (*)	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2022	449	7,753	7,757	12,483	28,442
Adjustments to Ultimate Parent company carrying values (see note 7.B)	-	(1,519)	3,251	4,878	6,610
Additions	16	-	-	-	16
Balance as of December 31, 2022	465	6,234	11,008	17,361	35,068

Accumulated amortization:
Balance as of January 1, 2022	-	4,261	3,284	-	7,545
Adjustments to Ultimate Parent company carrying values (see note 7.B)	-	(4,457)	(3,413)	-	(7,870)
Amortization recognized during the year	122	937	1,660	-	2,719
Balance as of December 31, 2022	122	741	1,531	-	2,394

Amortized cost:
As of December 31, 2022	343	5,493	9,477	17,361	32,674

(*)	During 2020, Gix Media engaged with a subcontractor for the development of an internal-use software (the “Software”). Gix Media capitalized its developments costs until March 1, 2022 and from this date the Software became available for use. Accordingly, Gix Media recognized amortization expenses over the estimated useful life of the Software determined to be three years. For the years ended December 31, 2023 and 2022, Gix Media recorded amortization expenses of $154 and $122.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)

B. Impairment of goodwill:

As of December 31, 2023, the Company recognized indicators of impairment of the digital content reporting unit. As a result, the Company performed an impairment test which included a quantitative analysis of the fair value of the reporting unit. The fair value was estimated using the income approach, which is based on the present value of the future cash flows attributable to the reporting unit. The Company compared the fair value of the reporting unit to its carrying amount. As the carrying amount exceeded the fair value, the Company recognized an impairment loss of $5,107 which was driven mainly due to a decrease in the cash flow projections.

The Company also performed a quantitative impairment test of the search reporting unit. The Company did not recognize an impairment regarding this reporting unit.

As of December 31,2022, the Company didn’t record an impairment loss.

C. Estimated annual amortization expense for each of the next five years is as follows:

2024	2,879
2025	2,760
2026	2,725
2027	2,725
2028	1,194

NOTE 7: BUSINESS COMBINATION

A. Cortex Acquisition

On October 13, 2021, Gix Media acquired 70% (on a fully diluted basis) of the shares of Cortex (the “Cortex Transaction”), a private company operating in the field of online media and advertising. In consideration for the Cortex Transaction, Gix Media paid NIS 35 million in cash (approximately $11 million). The Cortex Transaction was financed by Gix Media’s existing cash balances and substantially by debt through a bank financing in the aggregate amount of $9.5 million, that consists of a line of credit of up to $3.5 million and a long-term loan of $6 million (see note 10).

On January 23, 2023, Gix Media acquired an additional 10% of Cortex, increasing its holdings to 80% of the share capital of Cortex in consideration for $2.6 million (the “Subsequent Purchase”). The Subsequent Purchase was financed by Gix Media’s existing cash balances and by a long-term bank loan received on January 17, 2023, in the amount of $1.5 million (see note 10).

The Subsequent Purchase was recorded as a transaction with non-controlling interests in the Company’s statement of changes in shareholders equity for the year ended December 31, 2023.

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

The estimation of the fair value of these intangible assets was determined using the income approach, which is based on the present value of the future cash flows attributable to each identifiable intangible asset. The fair value of the non-controlling interests was derived from the valuation of 100% Cortex’s shares, in which Gix Media had an interest of 70%.

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

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8: ACCOUNTS PAYABLE

	As of December 31	As of December 31
	2023	2022

Trade payables	$9,353	$14,271
Accrued expenses	$3,006	$5,511
	12,359	19,782

NOTE 9: OTHER PAYABLES

	As of December 31	As of December 31
	2023	2022

Government authorities	$117	$714
Employees and payroll accruals	$658	$699
Dividend payable (see note 13.E)	$-	$575
Other payables	$114	$96
	889	2,084

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10: LOANS

A. Composition of long-term loans, short-term loans, and credit lines of the Group:

The following is the composition of the balance of the Group’s loans according to their nominal value:

	Interest rate (*)	As of December 31, 2023

Short-term bank loan – Gix Media	SOFR + 4.10%	3,500
Short-term bank loan – Cortex	SOFR + 3.93%	1,500
Long-term bank loan, including current maturity – Gix Media (received on October 13, 2021)	SOFR + 4.12%	2,963
Long-term bank loan, including current maturity – Gix Media (received on January 17, 2023)	SOFR + 5.37%	1,107
Long-term loan – Viewbix Israel	9%	434

		9,504

	Interest rate (*)	As of December 31, 2022

Short-term loan – the Company	8%	69
Short-term bank loan – Gix Media	LIBOR + 3.20%	3,500
Short-term bank loan – Cortex	LIBOR + 3.52%	1,500
Long-term bank loan, including current maturity – Gix Media (received on October 13, 2021)	LIBOR + 4.12%	4,381

		9,450

(*)	The LIBOR interest rate was published until end of June 2023 and from July 2023 was replaced by the Secured Overnight Financing Rate (“SOFR”).

Maturities of the Group’s loans as of December 31, 2023, are as follows:

2024	6,874	(*)
2025	2,093
2026	537
Total	9,504

(*)	Includes a sum of $5,000 which is a renewable monthly credit line.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10: LOANS (Cont.)

B. Bank Financing for Cortex Transaction:

In connection with the Cortex Transaction (see note 7.A), on October 13, 2021, Gix Media entered into a financing agreement with Bank Leumi Le Israel Ltd (“Leumi”), an Israeli bank, for the provision of a line of credit in the total amount of up to $3,500 and a long-term loan totaling $6,000, which Gix Media used to finance the Cortex Transaction (the “Financing Agreement”).

The Financing Agreement included the following main terms:

1)	A loan of $6,000 to be provided to Gix Media which will be repaid in 48 monthly payments at an annual interest rate of LIBOR + 4.12%.

2)	A renewable monthly line of credit, of up to $3,500 to be provided to Gix Media, which will be available for utilization for a period of two years and will be determined on a monthly basis, at 80% of Gix Media’s accounts receivable balance (“Line of Credit”). The amounts that will be withdrawn from the Line of Credit will bear annual interest of LIBOR + 3.2%.

3)	Gix Media undertook to meet financial covenants over the life of the loans as follows: (1) the ratio of debt to EBITDA, based on the Gix Media’s consolidated financial statements in all 4 consecutive quarters, will not exceed 2.4 in the first two years and will not exceed 1.75 in the following two years. As of December 31, 2023, Gix Media didn’t meet the financial covenants in connection with the Financing Agreement, however, Gix Media has received a waiver by Leumi to be effected until April 16, 2024, according to which, Leumi agreed to delay its right for immediate repayment of the loans. Accordingly, the Company did not reclassify long-term loan, net of current maturities item in the balance sheet as a current liability.

4)	As part of the Financing Agreement, Gix Media and the Company provided several liens in favor of Leumi (see Note 12.A).

On July 25, 2022, Gix Media and Leumi entered into an addendum to the Financing Agreement, according to which, Leumi will provide Gix Media with a loan of $1,500, to be withdrawn at the discretion of Gix Media no later than January 31, 2023 (the “Additional Loan”).

On January 23, 2023, Gix Media acquired an additional 10% of Cortex’s capital shares (see notes 1.C and 7.A) which was financed by Gix Media’s existing cash balances and by the Additional Loan received on January 17, 2023, in the amount of $1,500 to be repaid in 42 monthly payments at an annual interest rate of SOFR + 5.37%.

On October 10, 2023, Gix Media and Leumi entered into a second addendum to the Financing Agreement, according to which, Leumi extended an existing monthly renewable credit line of $3,500 (the “Gix Media Credit Line”) by one year which will expire on October 13, 2024. The amounts that are drawn from the Gix Media Credit Line bear an annual interest of SOFR + 4.05%. In addition, according to the Second Addendum the 2.4 ratio of debt to EBITDA was extended by nine months to June 30, 2024.

As of December 31, 2023, the Gix Media Credit Line of $3,500 was fully withdrawn by Gix Media.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10: LOANS (Cont.)

C. Cortex’s Loan Agreement:

On September 21, 2022, Cortex and Leumi entered into an addendum to an existing loan agreement between the parties, dated August 15, 2020 (“Cortex Loan Agreement”). As part of the addendum to the Cortex Loan Agreement, Leumi provided Cortex with a monthly renewable credit line of $1,500 (the “Cortex Credit Line”). The Cortex Credit Line is determined every month at the level of 70% of Cortex’s customers’ balance. The amounts that are drawn from the Cortex Credit Line bear an annual interest of SOFR + 3.52% (Secured Overnight Financing Rate, guaranteed daily interest as determined in accordance with the Federal Bank in New York).

On April 27, 2023, Leumi increased the Cortex Credit Line by $1,000. In September 2023, Cortex and Leumi entered into an additional addendum to the Cortex Loan Agreement, in which Leumi extended the Cortex Credit Line of $2,500 by one year which will expire on September 20, 2024. The amounts that are drawn from the Cortex Credit Line bear an annual interest of SOFR + 4.08%.

As of December 31, 2023, Cortex drawn $1,500 of the Cortex Credit Line.

D. Long term loan and issuance of warrants:

On November 15, 2023, Viewbix Israel entered into a Loan Agreement (the “2023 Loan”) with certain lenders (the “Lenders”) whereby the Lenders provided Viewbix Israel with loans in the aggregate amount of $480, of which, $200 was provided by the Ultimate Parent. In accordance with the terms of the 2023 Loan, the principal amount bears an annual interest at a rate of 9% and will be repaid over the course of two years following January 1, 2024 (the “Repayment Period”). During the Repayment Period, for the first 12 months, Viewbix Israel will repay the interest on a quarterly basis and for the remaining 12 months, Viewbix Israel will repay the principal amount on a quarterly basis (in 4 equal payments) along with the interest. If Viewbix Israel fails to repay all or part of the 2023 Loan amount, the Lenders have the option to convert the outstanding 2023 Loan amount into shares of Common Stock of the Company.

In connection with the 2023 Loan, the Company issued to each lender a warrant to purchase shares of Common Stock (the “2023 Warrants”). The 2023 Warrants are exercisable to 480,000 shares, at an exercise price of $0.50 per share and will expire and cease to be exercisable on December 31, 2025. The Company recorded the 2023 Warrants as an equity instrument.

The Company allocated the total amount of $480 in respect of the warrants issued and the 2023 Loan extended based on their relative fair values. As a result of the allocation, a discount of $55,was attributed as the fair value of the 2023 Warrants. The discount is amortized over the term of the Loan as finance expense.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10: LOANS (Cont.)

D. Long term loan and issuance of warrants (Cont.):

The allocation of the total proceeds of $480 to the liability and equity components was as follows:

Instrument	Fair Value	% of Fair Value	Allocated Amount
Loan	428	88.63	425
Warrants	55	11.37	55
Total	483	100.00	480

The composition of long-term loan balance as of the transaction is as follows:

Loan	480
Discount	(55)
Long term loan, net	425

During the period until December 31, 2023, the Company recorded amortization expenses of $9 as financial expenses in the consolidated statements of operations.

E. Short term loan:

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

Viewbix Israel is taxed according to Israeli tax laws. The Israeli corporate tax rate is 23% in the years 2023 and 2022.

Gix Media and Cortex are recognized as a “Preferred-Technology Enterprise” in accordance with Section 51 of the Encouragement of Capital Investments Law, 1959 and are taxed at a reduced corporate tax rate of 12%.

B. Tax assessments:

As of December 31, 2023, Gix Media has a final tax assessment for all tax year up to the year ended December 31, 2020.

Cortex has a final tax assessment for all tax year up to the year ended December 31, 2017.

Viewbix Israel has a final tax assessment for all tax year up to the year ended December 31, 2017.

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

Deferred taxes are comprised of the following components:

	As of December 31	As of December 31
	2023	2022

Deferred tax assets
Deferred research and development expenses	$83	$279
Employee compensation and benefits	$23	$13
Operating loss carryforward	$7,927	$7,554
Operating lease right of use asset	$47	$53
Accrued severance pay	$-	$13

Total deferred tax assets	$8,080	$7,912

Deferred tax liabilities:
Operating lease right of use liability	$48	$57
Intangible assets associated with business combinations	$1,469	$1,796
Total deferred tax liabilities	$1,517	1,853

Net deferred tax assets before valuation allowance	$6,563	$6,059
Valuation allowance	(7,933)	(7,572)
Net deferred tax liabilities	$1,370	$1,513

As of December 31, 2023 and 2022, the Company has recorded a valuation allowance of $7,933 and $7,572 respectively, in respect of the deferred tax assets resulting primarily from tax loss carryforward of Viewbix Inc. and Viewbix Israel, as management currently believes these deferred tax assets will not be realized in the foreseeable future.

Income tax expenses are comprised as follows:

	Year ended December 31,
	2023	2022

Current tax expenses	$234	$782
Tax benefit in respect of prior years	$(160)	$(84)
Deferred tax income	$(140)	$(545)
Taxes on income (benefit)	$(66)	$153

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11: INCOME TAX EXPENSE (Cont.)

D. Reconciliation of the theoretical tax expenses to the actual tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the statements of operations is as follows:

	Year ended December 31,
	2023	2022

Income (loss) before income taxes as reported in the consolidated statements of operations	$(8,753)	$1,270
Statutory tax rate in the US	21%	21%
Theoretical tax expense (benefit)	$(1,838)	$267
Increase (decrease) in tax expenses resulting from:
Lower tax rates for preferred technology enterprises	637	(218)
Non-deductible expenses	734	192
Tax benefits in respect of prior years	(160)	(84)
Losses for tax purposes for which deferred taxes were not recorded	101	(399)
Change in valuation allowance	361	342
Others	99	53
Taxes on income (benefit)	$(66)	$153

E. Available carryforward tax losses:

As of December 31, 2023, Viewbix Israel incurred operating losses of approximately $13,332 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2023, the Company generated net operating losses in the U.S. of approximately $20,895. Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

F. Income (loss) before taxes includes the following components:

	Year ended December 31,
	2023		2022
USA	$(1,689)		$(595)
Israel	$(7,064)	(*)	$1,865
	$(8,753)		$1,270

(*)	Including a goodwill impairment loss of $5,107 (see note 6.B).

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

Gix Media restricted deposits in the amount of $114 are used as a security in respect of credit cards, bank guaranties, office lease agreement and hedge transactions on the USD exchange rate.

Cortex has a restricted deposit in the amount of $35 which is used as a security in respect of its leased offices.

B. Officers and Directors Agreements:

Chief Executive Officer:

During December 2022 the Company entered into an employment agreement, through Viewbix Israel with Mr. Amihay Hadad, the Company’s Chief Executive Officer.

In June 2023, Gix Media’s Chief Executive Officer, Mr. Itay Brookmayer, ceased to serve in this position and on July 1, 2023, Gix Media entered into an employment agreement with Mr. Shmuel Bendahan as the Chief Executive Officer of Gix Media (see note 13.D).

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

On May 18, 2023, the Company’s Board of Directors (the “Board”) approved to issue and grant 111,111 shares of restricted Common Stock (“Equity Grant”) to one of the Company’s directors (the “Director”). The Equity Grant was granted for consulting services provided to the Company by the Director, specifically in connection with securing favorable terms for a bank financing. The Company recorded a share-based compensation expense of $34 in general and administrative expenses in connection to the Equity Grant.

B. Warrants:

The following table summarizes information of outstanding warrants as of December 31, 2023:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	130,333	July 2029	13.44	130,333
Class K Warrants	130,333	July 2029	22.40	130,333
2023 Warrants (see note 10.D)	480,000	December 2025	0.50	480,000

C. Reverse Stock Split:

On August 31, 2022, the Company filed the Amended COI with the Secretary of State of Delaware to affect a 28 to 1 reverse stock split of the Company’s outstanding shares of Common Stock. Share and per share data in these financial statements have been retrospectively adjusted for the year ended December 31, 2022, to reflect the reverse stock split.

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

In connection with the adoption of the 2023 Plan, on March 7, 2023, the Company entered into certain intercompany reimbursement agreements with two of its subsidiaries, Viewbix Israel and Gix Media (the “Recharge Agreements”). The Recharge Agreements provide for the offer of awards under the 2023 Plan to employees or service providers of Viewbix Israel and Gix Media (the “Affiliates”) under the 2023 Plan. Under the Recharge Agreements, the Affiliates will each bear the costs of awards granted to its employees or its service providers under the 2023 Plan and will reimburse the Company upon the issuance of shares of Common Stock pursuant to an award, for the costs of shares issued, but in any event not prior to the vesting of an award. The reimbursement amount will be equal to the lower of (a) the book expense for such award as recorded on the financial statements of one of the respective Affiliates, determined and calculated according to U.S. GAAP, or any other financial reporting standard that may be applicable in the future, or (b) the fair value of the shares of Common Stock at the time of exercise of an option or at the time of vesting of an RSU, as applicable.

On July 20, 2023, the Company granted 51,020 restricted share units (the “RSUs”) under the 2023 Plan to Gix Media’s CEO, as part of his employment terms, (the “Grantee”) under the following terms and conditions: (1) 51,020 of Common Stock underlying the grant of RSUs (2) Vesting Commencement Date: July 1, 2023 (3) vesting schedule: 50% of the RSUs will vest immediately upon the Vesting Commencement Date (the “First Tranche”) and the remaining 50% of the RSUs will vest 12 months after the Vesting Commencement Date, provided, in each case, that the Grantee remains continuously as a Service Provider (as defined under the 2023 Plan) of Gix Media or its affiliates throughout each such vesting date (the “Grant”).

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

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 13: SHAREHOLDERS’ EQUITY (Cont.)

D. Share option plan (Cont.):

The Company recognized stock-based compensation expenses in the statement of operations as follows:

	For the year ended December 31,
	2023	2022

Research and development	48	55
Selling and marketing	15	18
General and administrative	72	(2)

Total	135	71

E. Dividends:

On September 14, 2022, Gix Media declared a dividend to its shareholders prior to the consummation of the Reorganization Transaction in the amount of $1,000, of which an amount of $83 was paid as tax to the Israeli Tax Authority. During 2022 Gix Media distributed an amount of $787 out of the remaining amount of $917, which an amount of $714 that was distributed to the Parent Company, was offset from the loan to Parent Company. The remaining amount of $130 was distributed by Gix Media in January 2023.

On December 25, 2022, Cortex declared a dividend in the total amount of $445 to the non-controlling interests. The amount was distributed by Cortex to non-controlling interests in two payments of $219 and $226 in February and March 2023, respectively.

On June 29, 2023, Cortex declared and distributed a dividend in the total amount of $153 to the non-controlling interests.

For the years ended December 31, 2023 and 2022, Cortex distributed dividends in the amount of $598 and $1,689 to the non-controlling interests.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 14: ADDITIONAL INFORMATION REGARDING PROFIT AND LOSS ITEMS

Composition:

A. Traffic-acquisition and related costs:

	For the year ended December 31,
	2023	2022

Social network ads	$28,251	$43,491
Native ads	24,633	20,372
Search ads	16,444	18,319
Other related costs	1,123	829
	$70,451	$83,011

B. Research and development expenses:

	For the year ended December 31,
	2023	2022

Salaries and related expenses	$1,862	$2,162
Professional services and subcontractors	768	737
Share-based compensation	48	55
Other	215	301
	$2,893	$3,255

C. Selling and marketing expenses:

	For the year ended December 31,
	2023	2022

Salaries and related expenses	$2,060	$1,864
Advertising and marketing expenses	411	259
Share-based compensation	15	18
Other	319	338
	$2,805	$2,479

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 14: ADDITIONAL INFORMATION REGARDING PROFIT AND LOSS ITEMS (Cont.)

D. General and administrative expenses:

	For the year ended December 31,
	2023	2022

Salaries and related expenses	$1,211	$1,099
Professional services	1,303	904
Share-based compensation	72	(2)
Other	291	156
	$2,877	$2,157

E. Financial income, net:

Financial income:

	For the year ended December 31,
	2023	2022

Exchange rate differences	$-	$187
Interest income on loan to Parent Company	87	143
Other	16	-
	$103	$330

Financial expenses:

	For the year ended December 31,
	2023	2022

Bank interest and fees	$73	$133
Interest expense on bank loans	916	565
Interest expense on loans from Parent Company	-	52
Exchange rate differences	347	858
Other	48	178
	$1,384	$1,786

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 15: LOAN TO PARENT COMPANY

	As of December 31	As of December 31
	2023	2022

Loan to Parent Company	$3,752	$3,542

The balance with the Parent Company represents a balance of an intercompany loan under a loan agreement signed between Gix Media and the Parent Company on March 22, 2020. The loan bears interest at a rate to be determined from time to time in accordance with Section 3(j) of the Income Tax Ordinance, new version, and the Income Tax Regulations (Determination of Interest Rate for the purposes of Section 3(j), 1986) or according to a market interest rate decision as agreed between the parties. The amount of the loan is in U.S. dollars. The loan’s maturity date is December 31, 2024 (see note 18.A).

On November 20, 2022, the Company, Gix Media and the Parent Company agreed to restructure loan agreements between the parties such that the Company fully repaid the loan to the Parent Company by offsetting its amount of $2,558 from the loan owed by the Parent Company to Gix Media. As a result, as of December 31, 2023, and 2022, the Company had no further obligations under the loan agreement with the Parent Company.

For the years ended December 31, 2023, and 2022, Gix Media recognized interest income in the amount of $87 and $143, respectively.

NOTE 16: MAJOR CUSTOMERS

The following table sets forth the customers that represent 10% or more of the Group’s total revenues in each of the periods presented below:

	For the year ended December 31,
	2023	2022

Customer A	18%	21%
Customer B	14%	19%

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

The segments’ results include items that directly serve and/or are used by the segment’s business activity and are directly allocated to the segment. As such they do not include depreciation and amortization expenses for intangible assets created at the time of the purchase of those companies, financing expenses created for loans taken for the purpose of purchasing those companies and therefore these items are not allocated to the various segments.

Segments’ assets and liabilities are not reviewed by the Group’s chief operating decision maker and therefore were not reflected in the segment reporting.

Segments revenues and operating results:

	Search segment	Digital content segment	Adjustments (See below)		Year ended December 31, 2023

Revenues from external customers	20,469	59,144	-		79,613
Depreciation and amortization	-	-	2,952		2,952
Goodwill Impairment	-	-	5,107		5,107
Segment operating income (loss)	1,410	760	(9,642)		(7,472)
Financial expenses, net	(80)	(505)	(696	)(*)	(1,281)
Segment Income (loss), before income taxes	1,330	255	(10,338)		(8,753)

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

The “adjustment” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

	Year ended December 31, 2023	Year ended December 31, 2022

Depreciation and amortization expenses not attributable to segments (**)	$(2,952)	$(2,809)
General and administrative not attributable to the segments (***)	$(1,583)	$(922)
Goodwill Impairment	$(5,107)	$-
	(9,642)	(3,731)

(*)	Mainly consist of financial expenses from the Financing Agreement of bank loans taken for business combinations (see note 10).

(**)	Mainly consist of technology and customer relations amortization costs from business combinations (see note 7).

(***)	Mainly consist of salary and related expenses and professional consulting expenses

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 18: SUBSEQUENT EVENTS

A.	On March 20, 2024, the Company’s board of directors approved to extend the loan between Gix Media and the Parent Company by 6 months until July 1, 2024. All other terms and conditions of the loan will remain unchanged.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

A.	Disclosure Controls and Procedures

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

As of December 31, 2022, the Company concluded that its internal controls over financial reporting was not effective due to the exclusion of Gix Media and Cortex from its assessment, as they constituted 99% of the assets of the Company. During the year ended December 31, 2023, the Company reviewed the existing internal controls and procedures of Gix Media and Cortex in order to identify existing control deficiencies and design new controls or adjust existing controls in order to improve the Company’s controls and procedures (the “Review”).

Following the Review, the Company, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of its internal control over financial reporting as of and for the year ended December 31, 2023, according to Rules 13a-15(e) or 15d-15(e) under the Exchange Act, and concluded based on that evaluation that as of December 31, 2023, its internal control over financial reporting is effective.

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

D.	Changes in Internal Control over Financial Reporting

As disclosed above, during the year ended December 31, 2023, the Company reviewed the existing processes and controls of Gix Media and Cortex and designed new controls or adjusted the design of existing controls in order to improve its processes and controls. Other than these new or adjusted controls, there were no changes to our internal controls over financial reporting during the year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Amihay Hadad	46	Chief Executive Officer and Director
Shahar Marom	44	Chief Financial Officer
Yoram Baumann	70	Chairman of the Board of Directors
Alon Dayan	46	Director
Eliyahu Yoresh	53	Director
Amitay Weiss	61	Director
Liron Carmel	39	Director

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

Yoram Baumann has served as our Chairman of the Board of Directors since June 13, 2022. Mr. Baumann previously served as the Chairman of the Board of Directors of Gix Internet, our parent company, from January 2020 to June 2022, and currently serves as Chairman of the Board of Directors of Gix Media, which position he has held since May 2021. Additionally, Mr. Baumann is Chairman of the Publicis Group in Israel, which role he has held since June 2012. Mr. Baumann holds a B.A. in Advertising and Marketing from Watford College of Advertising, England.

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

Eliyahu Yoresh has served as a member of our Board of Directors since September 19, 2022. Additionally, Mr. Yoresh has served as a member of the Board of Directors of Medigus Ltd. (Nasdaq: MDGS) since September 2018 and as Chairman of the board of Medigus since February 2020. Mr. Yoresh also serves as Chief Financial Officer of Foresight Autonomous Holdings Ltd. (Nasdaq, TASE: FRSX), and as Chairman of the Board of Directors of Gix Internet Ltd. (TASE: GIX) since September 2022 (prior to which he served as a director of since November 2020). In addition, Mr. Yoresh serves a director of Jeffs’ Brands Ltd (Nasdaq: JFBR) since September 2021, Fuel Doctor Inc (OTC: FDOC) since April 2023 and Rail Vision Ltd. (Nasdaq: RVSN) since August 2017, and as Chairman of the Board of Directors of Rail Vision Ltd. (Nasdaq: RVSN) since January 2024, and has previously served as a director of Nano Dimension Ltd. (Nasdaq: NNDM), Geffen Biomed Investments Ltd. and Greenstone Industries Ltd. Mr. Yoresh served as the Chief Executive Officer of Tomcar Global Holdings Ltd., a global manufacturer of off-road vehicles, from 2005 to 2008. Mr. Yoresh is an Israeli Certified Public Accountant. Yoresh acquired a B.A. in business administration from the Business College, Israel and an M.A. in Law Study from Bar-Ilan University, Israel.

Amitay Weiss has served as a member of our Board of Directors since September 19, 2022. Mr. Weiss serves as a Chief Executive Officer of Gix Internet since September 19, 2022, and serves as director in multiple other public companies, including but not limited to, Arazim Investments Ltd. (TASE: ARZM), and Upsellon Brands Holdings Ltd. (TASE: UPSL). Mr. Weiss also serves as Chairman of the Board of Directors of Save Foods, Inc. (Nasdaq: SVFD), Maris-Tech Ltd. (Nasdaq: MTEK), Automax Motors Ltd. (TASE: AMX), Clearmind Medicine Inc. (CNSX: CMND) and SciSparc Ltd. (Nasdaq: SPRC), amongst others. In April 2016, Mr. Weiss founded Amitay Weiss Management Ltd., an economic consulting company and now serves as its Chief Executive Officer. Mr. Weiss holds a B.A in economics from New England College, an M.B.A. in business administration from Ono Academic College in Israel, an Israeli branch of University of Manchester and an LL.B from the Ono Academic College.

Liron Carmel has served as a member of our Board of Directors since September 19, 2022. Additionally, Mr. Carmel serves as Chief Executive Officer of Medigus Ltd. (Nasdaq: MDGS), which role he has held since April 2019. Mr. Carmel has vast experience in business and leadership across multiple industries, including bio pharma, internet technology, oil & gas exploration & production, real estate and financial services. In addition, he serves as Chairman of the Israel Tennis Table Association. Mr. Carmel also currently serves as a member of the Board of Directors of several private and public companies, including Gix Internet (TASE: GIX), beginning June 2021, Polyrizon Ltd., beginning July 2020, Jeffs’ Brands Ltd. beginning January 2021 and as the Chairman of the Board of Directors of Eventer Technologies Ltd. beginning October 2020.

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

Compliance with Section 16(a) Compliance.

Section 16(a) of the Securities and Exchange Act of 1934 requires that directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). The Registrant’s officers and directors are current in their filings as required under Section 16(a), other than with respect to the late filing of a Form 4 by Amitay Weiss, a director of the Registrant, which was filed with the SEC on June 13, 2023.

Director Independence

Our Board of Directors has determined that Yoram Baumann, Eliyahu Yoresh, Amitay Weiss, Liron Carmel and Alon Dayan do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq rules.

Composition of the Board of Directors

Under our Certificate of Incorporation and Bylaws, the number of directors on our Board of Directors is determined by our Board of Directors and is divided into three classes with staggered three-year terms. At each annual general meeting of our stockholders, the election or re-election of directors following the expiration of the term of office of the directors of that class of directors will be for a term of office that expires on the third annual general meeting following such election or re-election, such that each year the term of office of only one class of directors expires. Under our Certificate of Incorporation, unless otherwise prohibited under exchange rules, and for so long as our Common Stock is not approved for listing on the Nasdaq, we are not required to hold annual stockholder meetings and may seek written consent in lieu of a meeting signed by the stockholders. We currently do not hold annual stockholder meetings.

The members of our Board of Directors are divided to the three staggered director classes, as follows:

●	Class I consists of Liron Carmel and Amitay Weiss, each with a term expiring at the first annual meeting of our stockholders following the Company’s initial listing of its securities on a national exchange.

●	Class II consists of Eli Yoresh and Alon Dayan, each with a term expiring at the second annual meeting of our stockholders following the Company’s initial listing of its securities on a national exchange.

●	Class III consists of Yoram Baumann and Amihay Hadad, each with a term expiring at the third annual meeting of our stockholders following the Company’s initial listing of its securities on a national exchange.

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

The following table sets out the compensation paid for the fiscal years ended December 31, 2023 and 2022 as applicable, to our principal executive officer, the two other most highly paid executive officers and one additional individual for whom disclosure would have been provided pursuant to paragraph (m)(2)(ii) of Item 402 of Regulation S-K, but for the fact that the individual was not serving as an executive officer at the end of the fiscal year ended December 31, 2023:

The table is in U.S. dollars

Name and principal position	Year	Salary	Bonus		Stock Awards	Option Awards	All Other Compensation	Total
Mr. Amihay Hadad	2023	234,229	-		-	-	2,822	237,051
Chief Executive Officer, Former Chief Financial Officer (1)	2022	133,320	14,920	(2)	-	-	-	148,239

Mr. Itay Brookmayer	2023	98,848	10,841	(4)	-	-	-	109,689
Former Chief Executive Officer of Gix Media(3)	2022	235,482	-		-	-	-	235,482

Ofer Restatcher	2023	198,909	13,009		-	-	-	211,918
VP Research and Development of Gix Media	2022	216,796	-		-	-	-	216,796

Asael Sharabi	2023	210,970	-		-	-	-	210,970
Chief Operations Officer of Cortex	2022	209,559	-		-	-	-	209,559

(1)	Mr. Amihay Hadad’s compensation for the fiscal year-ended December 31, 2022, includes compensation received for his service as the Company’s Chief Financial Officer until his resignation on June 28, 2022. Mr. Hadad’s compensation for the fiscal year-ended December 31, 2022 was partially paid by the Company and by the parent company, and after the consummation of the Reorganization Transaction, was wholly paid by the Company.

(2)	This amount includes a one-time bonus cash payment of NIS 50,000 granted as a reward to Mr. Hadad for his performance in connection with the Reorganization Transaction with Gix Media.
(3)	Mr. Itay Brookmayer served as the Chief Executive Officer of Gix Media until his resignation on June 15, 2023.
(4)	This amount includes a one-time discretionary bonus cash payment of NIS 40,000 granted to Mr. Brookmayer as an exit bonus.

Director’s Compensation

The following table sets forth the compensation we paid our non-executive directors during the fiscal year ended December 31, 2023.

Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)	All other compensation ($)	Total ($)
Yoram Baumann	211,396					211,396
Alon Dayan	10,841					10,841
Amitay Weiss	10,841	34,000	(1)			44,841
Liron Carmel	10,841					10,841
Eli Yoresh	10,841					10,841

(1)	The shares of Common Stock were issued by the Company to Mr. Amitay Weiss as a special bonus equity grant of $100,000 worth of shares, which was equal to 111,111 shares of Common Stock based on a price per share of $0.90, the closing bid price of the Company’s Common Stock on May 18, 2023, the date of the approval by the Board of Directors. The cost of the stock award as recorded in the Company’s books is $0.31 per share, the fair market value of the Company’s Common Stock as of May 19, 2023, the date the shares were deposited and delivered to Mr. Weiss.

Effective as of October 1, 2022, our non-executive directors are each entitled to a quarterly compensation fee of NIS 10,000 (approximately $2,710).

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

Chairman of the Board

We have entered into a management consulting agreement, through Viewbix Israel, with Mr. Yoram Baumann, which provides for the following compensation in connection with his services as the Company’s and Gix Media’s Chairman of the Board of Directors: (i) a gross monthly consulting fee of NIS 50,000 (approximately $14,200), which as of December 1, 2022 was increased to 65,000 (approximately $18,500) and (ii) certain additional performance-based cash awards, including (a) the Company’s achievement of certain pre-determined financial targets (as evaluated pursuant to adjusted EBITDA metrics), (b) the completion of an equity or debt financing above $5 million and (c) the completion of certain merger/sale transactions (collectively the “Chair’s Bonus Payments”). The Chair’s Bonus Payments, in the aggregate, are limited to an annual amount equal to six (6) months’ consulting fees, all subject to Gix Internet’s compensation policy.

The foregoing description of Mr. Baumann’s consulting agreement is qualified in its entirety by reference to the full text of the employment agreement, a copy of which is filed as Exhibit 10.6 hereto.

Chief Executive Officer

We have entered into an employment agreement, through Viewbix Israel, with Mr. Amihay Hadad, our Chief Executive Officer, pursuant to which as of December 1, 2022, he is entitled to receive the following terms of compensation: (i) a gross monthly base salary of NIS 50,000 (approximately $14,200) and (ii) certain additional performance-based cash awards, including (a) the Company’s achievement of certain pre-determined financial targets (as evaluated pursuant to adjusted EBITDA metrics), (b) completion of certain merger and acquisition transactions, and (c) pursuant to the discretion of the Board of Directors following a review of Mr. Hadad’s performance upon the completion of the fiscal year (collectively the “Bonus Payments”). The Bonus Payments, in the aggregate, are limited to an amount equal to six (6) months’ base salary. In accordance with the terms of Mr. Hadad’s employment agreement, he will also receive additional benefits customary for a chief executive officer of his experience and for companies of similar stature and standing to that of the Company.

The foregoing description of Mr. Hadad’s employment agreement is qualified in its entirety by reference to the full text of the employment agreement, a copy of which is filed as Exhibit 10.5 hereto.

Chief Executive Officer of Gix Media

Gix Media previously entered into an employment agreement with, Mr. Itay Brookmayer, Gix Media’s former Chief Executive Officer, pursuant to which he was entitled to receive the following terms of compensation: (i) a monthly base salary of NIS 50,000 (approximately $14,200); (ii) an annual target bonus of up to six monthly salaries pursuant to certain pre-determined EBITDA metrics objectives as set forth in his employment agreement and (iii) additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of Gix Media. Effective as of June 15, 2023, Mr. Brookmayer’s employment agreement with Gix Media was terminated.

VP Research and Development of Gix Media

Gix Media entered into an employment agreement with, Mr. Ofer Restatcher, Gix Media’s VP Research and Development, pursuant to which, effective as of January 1, 2022, he is entitled to receive a monthly base salary of NIS 48,000 (approximately $13,600). In accordance with the terms of Mr. Restatcher’s employment agreement, he will also receive additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of Gix Media.

Chief Operations Officer of Cortex

Cortex entered into an employment agreement with, Mr. Asael Sharabi, Cortex’s Chief Operations Officer, pursuant to which, effective as of January 1, 2023, he is entitled to receive a monthly base salary of NIS 35,983 (approximately $9,920). In accordance with the terms of Mr. Sharabi’s employment agreement, he will also receive additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of Cortex. In addition, Cortex entered into a services agreement with Mr. Asael Sharabi, pursuant to which Mr. Sharabi provides additional operational and financial services for a monthly fee of NIS 17,500 plus VAT (approximately $4,825).

Outstanding Equity Awards

As of the end of the year ended December 31, 2023, there were 51,020 RSUs outstanding under the 2023 Plan, all which were granted to Mr. Shmuel Bendahan, the Chief Executive Officer of Gix Media. The RSUs were granted on July 20, 2023, and began vesting on July 1, 2023. 25,510 (50%) shares of Common Stock underlying the RSUs vested immediately upon the vesting commencement date and the remaining 50% will vest on July 1, 2024, 12 months after the vesting commencement date, all in accordance with the terms and conditions of the 2023 Plan.

Option Grants

Other than the foregoing grant to Mr. Bendahan, during the year ended December 31, 2023, the Board of Directors did not authorize the issuance of equity awards to executive officers and directors to purchase shares of Common Stock.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2023, by our executive officers.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to Named Executive Officers in the last completed fiscal year under any LTIP.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2023 and 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below provides information regarding the beneficial ownership of our Common Stock as of March 20, 2024, of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and officers as a group, and (iv) each person or entity known to us who owns more than 5% of our common stock.

The percentage of Common Stock beneficially owned is based on 14,920,585 shares of Common Stock outstanding as of March 20, 2024. The number and percentage of shares of Common Stock beneficially owned by a person or entity also include shares of Common Stock issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days of March 20, 2024. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Gix Internet Ltd.	Common Stock	11,535,000	(2)	75.98%
MMCAP International Inc. SPC	Common Stock	1,855,921	(3)	12.23%

Executive Officers and Directors
Amihay Hadad	Common Stock	20,000	(4)	*
Shahar Marom	Common Stock	10,000	(5)	*
Yoram Baumann	Common Stock	75,000	(6)	*
Eliyahu Yoresh	Common Stock	30,270	(7)	*
Amitay Weiss	Common Stock	131,111	(8)	*
Liron Carmel	Common Stock	4,387	(9)	*
Alon Dayan	Common Stock	1,786	(10)	*
Directors and officers as a group (7 individuals)		272,554		1.8%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners named in the table have, to our knowledge, direct ownership of and sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

(2)	Based solely on a Schedule 13D/A filed by the reporting stockholder with the SEC on September 19, 2022. The number of shares beneficially owned by Gix Internet Ltd. includes (i) 11,274,334 of the Registrant’s Common Stock, (ii) warrants to purchase up to 130,333 shares of Common Stock with an exercise price of $13.44 per share, each of such warrant is currently exercisable or exercisable within 60 days of December 31, 2022, and (iii) warrants to purchase up to 130,333 shares of Common Stock with an exercise price of $22.40 per share, each of such warrant is currently exercisable or exercisable within 60 days of December 31, 2022.

(3)	Based solely on a Schedule 13G/A filed by the reporting stockholder with the SEC on February 14, 2023.

(4)	Based solely on a Form 4 filed by Mr. Amihay Hadad on December 11, 2023. The number of shares beneficially owned by Mr. Hadad includes warrants to purchase up to 20,000 shares of Common Stock with an exercise price of $0.50 per share, each of such warrant is currently exercisable or exercisable within 60 days of December 31, 2023.

(5)	Based solely on a Form 4 filed by Mr. Shahar Marom on December 11, 2023. The number of shares beneficially owned by Mr. Marom includes warrants to purchase up to 10,000 shares of Common Stock with an exercise price of $0.50 per share, each of such warrant is currently exercisable or exercisable within 60 days of December 31, 2023.

(6)	Based solely on a Form 4 filed by Mr. Yoram Baumann on December 11, 2023. The number of shares beneficially owned by Mr. Baumann includes warrants to purchase up to 75,000 shares of Common Stock with an exercise price of $0.50 per share, each of such warrant is currently exercisable or exercisable within 60 days of December 31, 2023.

(7)	Based solely on a Form 4 filed by Mr. Eliyahu Yoresh on December 11, 2023. The number of shares beneficially owned by Mr. Yoresh includes (i) 10,270 of the Registrant’s Common Stock and (ii) warrants to purchase up to 20,000 shares of Common Stock with an exercise price of $0.50 per share, each of such warrant is currently exercisable or exercisable within 60 days of December 31, 2023.

(8)	Based solely on a Form 4 filed by Mr. Amitay Weiss on December 11, 2023. The number of shares beneficially owned by Mr. Weiss includes (i) 111,111 of the Registrant’s Common Stock and (ii) warrants to purchase up to 20,000 shares of Common Stock with an exercise price of $0.50 per share, each of such warrant is currently exercisable or exercisable within 60 days of December 31, 2023.

(9)	Based solely on a Form 4/A filed by Mr. Liron Carmel on September 29, 2022.

(10)	Represents shares held by L1 Systems Limited (“L1 Systems”) over which shares Mr. Dayan, as sole officer and director of L1 Systems, has voting and dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Certain Related Party Transactions

2022 Loan Agreements

On February 13, 2022, the Company and Gix Internet entered into a loan agreement, according to which, Gix Internet extended to the Company a Loan (the “First Loan Agreement”) and as of November 20, 2022, the outstanding amount due under the First Loan Agreement was approximately $2.5 million (the “First Loan Amount”).

On March 22, 2020, Gix Media and Gix Internet entered into a loan agreement, according to which Gix Media extended Gix Internet a loan (the “Second Loan Agreement” and together with the First Loan Agreement, the “Loan Agreements”) and as of November 20, 2022, the outstanding amount due under the Second Loan Agreement was approximately $7.1 million (the “Second Loan Amount”).

On November 20, 2022, the Company, Gix Media and Gix Internet agreed to restructure the Loan Agreements, such that the Company repaid the First Loan Amount to Gix Internet, by offsetting its amount from the Second Loan Amount owed by Gix Internet to Gix Media. As a result, the outstanding amount due under the Second Loan Agreement was reduced to approximately $4.6 million and as of the date of this Annual Report, the Company has no further obligations under the First Loan Agreement. As of December 31, 2023, the outstanding amount due under the Second Loan Amount was approximately $3.8 million.

Additionally, on November 20, 2022, the Second Loan Agreement was amended to reflect the conversion of the currency of the Second Loan Amount (including any interest accrued thereunder) from NIS to USD, effective as of July 1, 2022.

2023 Loan Agreement

Amihay Hadad, the Company’s Chief Executive Officer and director, Shahar Marom, the Company’s Chief Financial Officer, Yoram Baumann, the Chairman of the Board of Directors, Eli Yoresh and Amitay Weiss, the Company’s directors, Ehud Weiss, the brother of Amitay Weiss and Medigus Ltd., the Company’s ultimate parent company, are Lenders under the 2023 Loan with Viewbix Israel, entered into on November 15, 2023. See “Item 1. Description of Business – 2023 Loan Agreement”, for further information.

Director Independence

Our Board of Directors has determined that Yoram Baumann, Eliyahu Yoresh, Amitay Weiss, Liron Carmel and Alon Dayan do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent”. We are not currently subject to listing requirements of any national securities exchange, which generally stipulates certain requirements that a majority of a company’s Board of Directors be classified as “independent”. As a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors”. Notwithstanding the foregoing, we have voluntarily adopted the definition of “independent” as defined under Nasdaq Rule 5605(a)(2), and believe Yoram Baumann, Eliyahu Yoresh, Amitay Weiss, Liron Carmel and Alon Dayan qualify accordingly.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed Brightman Almagor Zohar & Co. as independent public accountant for the fiscal years ended December 31, 2023.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by (a) Brightman Almagor Zohar & Co. for the audit of the Registrant’s annual financial statements for the years ended December 31, 2023, and December 31, 2022, and (b) the aggregate fees billed in each of the last two fiscal years as pertaining to, among others, tax compliance, tax advice and tax planning conferred to the Registrant.

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Audit fees (1)	180,000	204,000
Tax -related fees (2)	40,000	41,000

(1)	Audit fees for the year ended 31 December 2022, consisted of audit and review services, consents and review of documents filed with the SEC, out of which, an amount of $70,000 was in connection with the Recapitalization Transaction.

(2)	Tax fees consist of, among other items, tax assessment and filings, review of quarterly estimated tax payments, consultation concerning tax compliance issues, and services rendered in connection with the Recapitalization Transaction.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No. Description

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Viewbix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on September 6, 2022)
3.2	Amended and Restated Bylaws of Viewbix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the SEC on September 20, 2022)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 24, 2023)
4.2	Form of Warrant by and between the Company and Gix Media Ltd., dated July 25, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019)
4.3	Form of Warrant by and between the Company and the holders thereto, dated December 7, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2023)
10.1	2017 Employee Incentive Plan (incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 17, 2018)
10.2	2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 24, 2023)
10.3	Form of Stock Subscription Agreement between the Company and the investors set forth therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2020)
10.4	Agreement and Plan of Merger, dated December 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2021)
10.5	Employment Agreement by and between Viewbix Ltd. and Amihay Hadad, dated February 23, 2023
10.6	Management Services Agreement by and between Viewbix Ltd. and Yoram Baumann, dated January 12, 2022
10.7	Loan Agreement by and between Viewbix Ltd. and the lenders thereto, dated November 15, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2023)
21.1*	Subsidiaries of the Registrant
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

VIEWBIX INC.

Date: March 25, 2024	By:	/s/ Amihay Hadad
Amihay Hadad
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 25th day of March 2024 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ Amihay Hadad	Chief Executive Officer and Director
Amihay Hadad	(Principal Executive Officer)

/s/ Shahar Marom	Chief Financial Officer
Shahar Marom	(Principal Financial and Accounting Officer)

/s/ Yoram Baumann	Chairman of the Board of Directors
Yoram Baumann

/s/ Eliyahu Yoresh	Director
Eliyahu Yoresh

/s/ Amitay Weiss	Director
Amitay Weiss

/s/ Liron Carmel	Director
Liron Carmel

/s/ Alon Dayan	Director
Alon Dayan

