Form 10-Q
period 2024-03-31
Viewbix Inc.
filed 2024-05-20
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

On May 19, 2024, the Registrant had 14,920,585 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

CONTENTS

Page

Interim Condensed Consolidated Balance Sheets (unaudited)	4 - 5

Interim Condensed Consolidated Statements of Operations (unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	7

Interim Condensed Consolidated Statements of Cash Flows (unaudited)	8 - 9

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)	10 - 22

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of March 31	As of December 31
	Note	2024	2023

ASSETS

CURRENT ASSETS

Cash and cash equivalents		1,284	1,774
Restricted deposits		86	149
Accounts receivable		7,004	11,359
Loan to parent company	3	3,808	3,752
Other current assets		623	771

Total current assets		12,805	17,805

NON-CURRENT ASSETS

Deferred taxes		144	147
Property and equipment, net		230	245
Operating lease right-of-use asset	4	374	397
Intangible assets, net	5	11,715	12,434
Goodwill	5	12,254	12,254

Total non-current assets		24,717	25,477

Total assets		37,522	43,282

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of March 31	As of December 31
	Note	2024	2023

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable		8,407	12,359
Short-term loans	6	4,357	5,000
Current maturities of long-term loans	6	2,065	1,440
Other payables		988	889
Operating lease liabilities - short term	4	83	85

Total current liabilities		15,900	19,773

NON-CURRENT LIABILITIES

Long-term loans, net of current maturities	6	2,441	3,064
Operating lease liabilities - long term	4	281	304
Deferred taxes		1,433	1,517

Total non-current liabilities		4,155	4,885

Commitments and Contingencies	7

SHAREHOLDERS’ EQUITY	8

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 14,920,585 shares as of March 31, 2024, and December 31, 2023.		3	3
Additional paid-in capital		25,482	25,476
Accumulated deficit		(11,660)	(10,661)
Equity attributed to shareholders of Viewbix Inc.		13,825	14,818
Non-controlling interests		3,642	3,806
Total equity		17,467	18,624

Total liabilities and shareholders’ equity		37,522	43,282

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share data)

	For the three months ended March 31,
	2024	2023

Revenues	10,002	20,862

Costs and Expenses:
Traffic-acquisition and related costs	8,215	17,981
Research and development	730	796
Selling and marketing	658	723
General and administrative	656	704
Depreciation and amortization	734	734
Other expenses	20	-

Operating loss	(1,011)	(76)

Financial expense, net	163	185

Loss before income taxes	(1,174)	(261)

Income tax expense	1	84

Net loss	(1,175)	(345)

Less: net income (loss) attributable to non-controlling interests	(176)	52
Net loss attributable to shareholders of Viewbix Inc.	(999)	(397)

Net income per share – Basic and diluted attributed to shareholders:	(0.07)	(0.03)

Weighted average number of shares – Basic and diluted:	14,920,585	14,783,964

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2024	14,920,585	3	25,476	(10,661)	14,818	3,806	18,624
Net loss	-	-	-	(999)	(999)	(176)	(1,175)
Share-based compensation	-	-	6	-	6	12	18

Balance as of March 31, 2024	14,920,585	3	25,482	(11,660)	13,825	3,642	17,467

	Common stock		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2023	14,783,964	3	25,350	(3,338)	22,015	7,884	29,899
Net income (loss)	-	-	-	(397)	(397)	52	(345)
Share-based compensation	-	-	24	-	24	6	30
Transaction with the non-controlling interests (see note 1.C)	-	-	-	-	-	(2,625)	(2,625)

Balance as of March 31, 2023	14,783,964	3	25,374	(3,735)	21,642	5,317	26,959

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the three months ended March 31,
	2024	2023

Cash flows from Operating Activities
Net loss	(1,175)	(345)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortizations	734	734
Share-based compensation	18	30
Deferred taxes	(81)	(58)
Accrued interest, net	14	(6)
Interest income	(39)	(21)
Amortization of loan discount	2	-

Changes in assets and liabilities items:
Decrease in accounts receivable	4,355	5,386
Decrease in other current assets	148	151
Decrease in operating lease right-of-use asset	23	22
Decrease in severance pay, net	-	(3)
Decrease in accounts payable	(3,952)	(5,726)
Increase (decrease) in other payables	85	(122)
Decrease in operating lease liabilities	(25)	(30)

Net cash provided by operating activities	107	12

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

	For the three months ended March 31,
	2024	2023

Cash flows from Investing Activities
Purchase of property and equipment	-	(2)

Net cash used in investing activities	-	(2)

Cash flows from Financing Activities
Cash paid to non-controlling interests (see note 1.C)	-	(2,625)
Receipt of short-term bank loan	100	-
Repayment of short-term loans	(743)	(247)
Receipt of long-term bank loan	-	1,500
Repayment of long-term bank loans	-	(417)
Payment of dividend to non-controlling interests	-	(445)
Payment of dividend to shareholders	-	(130)
Increase in loan to parent company	(17)	(72)

Net cash used in financing activities	(660)	(2,436)

Decrease in cash and cash equivalents and restricted cash	(553)	(2,426)

Cash and cash equivalents and restricted cash at beginning of period	1,923	4,381
Cash and cash equivalents and restricted cash at end of period	1,370	1,955

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	54	185
Interest paid	205	197
	259	382

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

On January 23, 2023, Gix Media acquired an additional 10% of the share capital of Cortex, increasing its holdings to 80% in consideration for $2,625 (the “Subsequent Purchase”). The Subsequent Purchase was financed by Gix Media’s existing cash balances and by a long-term bank loan received on January 17, 2023, in the amount of $1,500 (see also note 6.B).

The Subsequent Purchase was recorded as a transaction with non-controlling interests in the Company’s statement of changes in shareholders equity for the three months ended March 31, 2023.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

D. Impact of the “Iron Swords” War on Israel

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

E. Going Concern

The Company experienced a decrease in its revenues from the digital content and search segments as a result of a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology and other changes in the online advertising industry during the second half of 2023 and the three months ended March 31, 2024. As a result of the foregoing, during the three months ended March 31, 2024, the Company recorded an operating loss of $1,011 compared to an operating loss of $76 in the same period last year. Additionally, the Company recorded a net loss of $1,175 compared to $345 in the same period last year. As of March 31, 2024, the Company had cash and cash equivalents of $1,284, bank loans of $8,427 and accumulated deficit of $11,660. Additionally, subsequent to the balance sheet date, a significant customer notified Cortex it will stop advertising on Cortex’s websites (see also note 10).

While subsequent to the balance sheet date Cortex has successfully taken steps to implement certain adjustments to its business model in response to such conditions, the decline in revenues and other circumstances described above raise substantial doubts about the Company’s ability to continue as a going concern during the 12-month period following the issuance date of these financial statements.

Management’s plans in response to these conditions include reducing operating expenses, creating new income sources, seeking additional liquidity opportunities to ensure the Company’s continued operations and raising funds through issuance of debt or equity from various potential investors. However, there is significant uncertainty as to whether the Company will succeed in implementing its plans, or be able to secure sufficient funds when needed.

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Group’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

E. Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Group’s interim condensed consolidated financial statements.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 3: LOAN TO PARENT COMPANY

	As of March 31 2024	As of December 31 2023

Loan to Parent Company	$3,808	$3,752

The balance with the Parent Company represents a balance of an intercompany loan under a loan agreement signed between Gix Media and the Parent Company on March 22, 2020. The loan bears interest at a rate to be determined from time to time in accordance with Section 3(j) of the Income Tax Ordinance, new version, and the Income Tax Regulations (Determination of Interest Rate for the purposes of Section 3(j), 1986) or according to a market interest rate decision as agreed between the parties. The amount of the loan is in U.S. dollars. On March 20, 2024, the Company’s board of directors approved to extend the loan between Gix Media and the Parent Company by 6 months until July 1, 2024. All other terms and conditions of the loan remained unchanged.

For the three months ended March 31, 2024 and 2023, Gix Media recognized interest income in the amount of $39 and $21, respectively.

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

Weighted-average remaining lease term and discount rate were as follows:

As of March 31 2024

Operating leases weighted average remaining lease term (in years)	3.92
Operating leases weighted average discount rate	3.10%

As of December 31 2023

Operating leases weighted average remaining lease term (in years)	4.17
Operating leases weighted average discount rate	3.10%

Operating lease expenses amounted to $28 and $26 for the three months ended March 31, 2024 and 2023, respectively.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 5: GOODWILL AND INTANGIBLE ASSETS, NET

A.	Composition:

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2024	465	6,234	11,008	12,254	29,961
Additions	-	-	-
Balance as of March 31, 2024	465	6,234	11,008	12,254	29,961

Accumulated amortization:
Balance as of January 1, 2024	276	1,631	3,366	-	5,273
Amortization recognized during the period	38	222	459	-	719
Balance as of March 31, 2024	314	1,853	3,825	-	5,992

Amortized cost:
As of March 31, 2024	151	4,381	7,183	12,254	23,969

	Internal-use Software	Customer Relations	Technology	Goodwill (*)	Total
Cost:
Balance as of January 1, 2023	465	6,234	11,008	17,361	35,068
Additions	-	-	-	-	-
Impairment of goodwill	-	-	-	(5,107)	(5,107)
Balance as of December 31, 2023	465	6,234	11,008	12,254	29,961

Accumulated amortization:
Balance as of January 1, 2023	122	741	1,531	-	2,394
Amortization recognized during the year	154	890	1,835	-	2,879
Balance as of December 31, 2023	276	1,631	3,366	-	5,273

Amortized cost:
As of December 31, 2023	189	4,603	7,642	12,254	24,688

(*)	As of December 31, 2023, the Company recognized indicators of impairment of the digital content reporting unit. As a result, the Company performed an impairment test which included a quantitative analysis of the fair value of the reporting unit and compared the fair value of the reporting unit to its carrying amount. As the carrying amount exceeded the fair value, the Company recognized an impairment loss of $5,107. The assessment of impairment loss was not impacted by subsequent events that occurred in April 2024 (see note 10), which may result in an additional goodwill impairment loss during the second quarter of 2024.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 6: LOANS

A.	Composition of long-term and short-term loans of the Group:

	Interest rate	As of March 31, 2024	As of December 31, 2023

Short-term bank loan – Gix Media	SOFR + 4.08%	3,057	3,500
Short-term bank loan – Cortex	SOFR + 3.93%	1,300	1,500
Long-term bank loan, including current maturity – Gix Media (received on October 13, 2021)	SOFR + 4.12%	2,963	2,963
Long-term bank loan, including current maturity – Gix Media (received on January 17, 2023)	SOFR + 5.37%	1,107	1,107
Long-term loan – Viewbix Israel	9%	436	434

		8,863	9,504

B.	Bank Financing for Cortex’s capital shares additional Purchase:

On January 23, 2023, Gix Media acquired an additional 10% of Cortex’s capital shares which was financed by Gix Media’s existing cash balances and by a long-term bank loan received on January 17, 2023, in the amount of $1,500 to be repaid in 42 monthly payments at an annual interest rate of SOFR + 5.37%.

C.	Cortex’s Loan Agreement:

On September 21, 2022, Cortex and Leumi entered into an addendum to an existing loan agreement between the parties, dated August 15, 2020 (“Cortex Loan Agreement”). As part of the addendum to the Cortex Loan Agreement, Leumi provided Cortex with a monthly renewable credit line of $1,500 (the “Cortex Credit Line”). The Cortex Credit Line is determined every month at the level of 70% of Cortex’s customers’ balance. The amounts that are drawn from the Cortex Credit Line bear an annual interest of SOFR + 3.52%.

On April 27, 2023, Leumi increased the Cortex Credit Line by $1,000. In September 2023, Cortex and Leumi entered into an additional addendum to the Cortex Loan Agreement, in which Leumi extended the Cortex Credit Line of $2,500 by one year which will expire on September 20, 2024. The amounts that are drawn from the Cortex Credit Line bear an annual interest of SOFR + 4.08%.

As of March 31, 2024, Cortex has drawn $1,300 of the Cortex Credit Line.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 6: LOANS (Cont.)

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

The Company allocated the total amount of $480 in respect of the warrants issued and the 2023 Loan extended based on their relative fair values. As a result of the allocation, a discount of $55 was attributed as the fair value of the 2023 Warrants. The discount is amortized over the term of the Loan as finance expense.

The allocation of the total proceeds of $480 to the liability and equity components was as follows:

Instrument	Fair Value	% of Fair Value	Allocated Amount
Loan	428	88.63	425
Warrants	55	11.37	55
Total	483	100.00	480

The composition of long-term loan balance as of the transaction is as follows:

Loan	480
Discount	(55)
Long term loan, net	425

For the three months ended March 31, 2024, the Company recorded amortization expenses of $2 as financial expenses in the consolidated statements of operations.

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

Gix Media restricted deposits in the amount of $52 as of March 31, 2024, are used as a security in respect of credit cards, bank guaranties, office lease agreement and hedge transactions on the USD exchange rate. Cortex has a restricted deposit in the amount of $34 as of March 31, 2024, is used as a security in respect of its leased offices.

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

B. Warrants:

The following table summarizes information of outstanding warrants as of March 31, 2024:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	130,333	July 2029	13.44	130,333
Class K Warrants	130,333	July 2029	22.40	130,333
2023 Warrants (see note 6.D)	480,000	December 2025	0.50	480,000

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 8: SHAREHOLDERS’ EQUITY (Cont.)

C. Share option plan

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

C. Share option plan (Cont.)

In July 2023, following the Grant and upon the vesting of the First Tranche, the Company issued 25,510 shares of Common Stock to the Grantee. The Company recorded a share-based compensation expense of $25 in general and administrative expenses with connection to the issuance of shares upon the vesting of the First Tranche.

D. Dividends:

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

No dividends were distributed during the three-month period ending March 31, 2024.

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

Segments revenues and operating results:

	Search segment	Digital content segment	Adjustments (See below)		For the three months ended March 31, 2024

Revenues from external customers	2,472	7,530	-		10,002
Depreciation and amortization	-	-	734		734
Segment operating income (loss)	462	(385)	(1,088)		(1,011)
Financial (expenses) income, net	1	(14)	(150	)(*)	(163)
Segment Income (loss), before income taxes	463	(399)	(1,238)		(1,174)

	Search segment	Digital content segment	Adjustments (See below)		For the three months ended March 31, 2023

Revenues from external customers	5,110	15,752	-		20,862
Depreciation and amortization	-	-	734		734
Segment operating income (loss)	231	796	(1,103)		(76)
Financial (expenses) income, net	(74)	37	(148	)(*)	(185)
Segment Income (loss), before income taxes	157	833	(1,251)		(261)

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited

U.S. dollars in thousands (except share data)

NOTE 9: SEGMENT REPORTING (Cont.)

The “adjustment” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

For the three months ended March 31, 2024

Depreciation and amortization expenses not attributable to segments (**)	$(734)
General and administrative not attributable to the segments (***)	$(354)
$(1,088)

For the three months ended March 31, 2023

Depreciation and amortization expenses not attributable to segments (**)	$(734)
General and administrative not attributable to the segments (***)	$(369)
$(1,103)

(*)	Mainly consist of financial expenses from the Financing Agreement of bank loans taken for business combinations (see note 6).

(**)	Mainly consist of technology and customer relations amortization costs from business combinations.

(***)	Mainly consist of salary and related expenses and professional consulting expenses.

NOTE 10: SUBSEQUENT EVENTS

In April 2024, the Company was informed by Cortex that a significant customer of Cortex recently notified Cortex it will stop advertising on Cortex’s sites, as part of its policy decision to cease advertising on Made for Advertising (“MFA”) sites (the “Cortex Adverse Effect”). The Cortex Adverse Effect, which has materially affected Cortex’s business and operations, has occurred following certain recent developments relating to publishers that are categorized by a number of on-line advertisers as MFA, including decisions made by leading media on-line advertisers to prioritize different media categories and implement publishing restrictions in connection with MFA.

Following the Cortex Adverse Effect, the Company and the bank in which Cortex’s and Gix Media’s accounts, credit facilities, and loans are maintained approved on May 20, 2024 a debt restructuring program pursuant to which, inter alia, the credit lines to Cortex were increased to 80% of the balance of Cortex’s customers (up to a limit of $2 million), as opposed to the 70% limitation imposed prior to the restructuring program, Gix Media’s monthly revolving credit lines were increased by an additional $300 thousand, the Company committed to perform cost-cutting measures, including a reduction in head count, the Company will raise up to $1.25 million by means of issuance of equity or debt, the covenants under the original loan agreements as of March 31, 2024 were waived and a new covenant, measured by reference to EBTIDA, was implemented, and a grace in relation to a portion of the monthly loan repayments was given. The debt restructuring program will be in effect until August 2024, after which it will be renegotiated between the Company and the bank.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of March 31, 2024 and 2023, and the related statements of statement operation, statement of changes in shareholders’ equity and statements of cash flows for the nine and three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

●

our ability to retain and attract a programmatic advertiser, and the associated payments received from such programmatic advertisers’ ads on websites which have been categorized as “Made for Advertising”;

●	our ability to generate enough cash flow to meet our debt obligations or fund our other liquidity needs, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out shareholders’ ownership interests;

●	our ability to receive credit facility to fund our operations, at favorable terms, or at all;

●	our ability to pay our obligations when they become due, including the contemplated debt restructuring program currently under negotiation with our credit and debtholders;

●	our subsidiaries’ future performance, including our ability to instill potential measures to assist Cortex and Gix Media in mitigating future economic harm;

●	entry of new competitors and products, the impact of large and established internet and technology companies and potential technological obsolescence of our offered platforms; and

●	political, economic and military conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and elsewhere in the region and Israel’s war against them, as well as the war’s potential impact on our business and operation

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with which may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described in this Quarterly Report on Form 10-Q, and those contained in section captioned “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2024 (the “Annual Report”). The Company’s actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Recent Developments

Cortex Adverse Effect

In April 2024, the Company was informed by Cortex, that certain recent developments relating to publishers that are categorized by a number of programmatic advertisers as “Made for Advertising” (“MFA”) sites, including decisions made by leading media programmatic advertisers to prioritize different media categories and implement publishing restrictions in connection with MFA, have materially affected Cortex’s business and operations. In connection with the foregoing, a significant customer of Cortex recently notified Cortex that in light of the foregoing changes relating to MFA that customer decided to stop advertising on Cortex’s Websites, which decision Cortex anticipates will significantly and negatively impact its future revenue streams (the “Cortex Adverse Effect”). Upon receipt of this update, the Company’s board of directors convened a meeting to discuss the implications on the Company as well as potential measures to assist Cortex in mitigating any future economic harm to Cortex and the Company, including (inter alia), assisting with reducing operating expenses, helping identify new revenues sources for Cortex, participating in any negotiations with Cortex’s and Gix Media’s bank regarding the terms of its outstanding loans and business plans in an effort to provide additional liquidity and ensure continued compliance with Cortex’s and Gix Media’s obligations towards the bank, and assisting with fundraising prospects in debt or equity capital in order to help enable Cortex’s and Gix Media’s continued business and operations.

Following the Cortex Adverse Effect, the Company updated Cortex’s and Gix Media’s bank, in which Cortex’s and Gix Media’s accounts, credit facilities, and loans rendered by the bank are maintained, and, as a result, the bank determined to limit each company’s respective credit facilities with the bank until a debt restructuring program can be established between the parties. On May 20, 2024, the Company and the bank agreed in principle on a debt restructuring program pursuant to which, inter alia: (i) the credit facility to Cortex was increased to 80% of the balance of Cortex’s customers (up to a limit of $2 million), as opposed to the 70% limitation imposed previously; (ii) Gix Media’s monthly revolving credit facilities were increased by an additional $300 thousand; (iii) the Company committed to perform cost-cutting measures, including a reduction in head count; (iv) the Company committed to pursue a capital raise of up to $1.25 million by means of issuance of equity or debt; (v) the covenants under the original loan agreements as of March 31, 2024 were waived; (vi) a new covenant, measured by reference to EBTIDA, was implemented; and (vii) implemented a grace period in relation to a portion of the monthly loan repayments was given (the “Program”).

The Program will be in effect until August 2024, after which it will be renegotiated between the Company and the bank.

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

In connection with the Cortex Acquisition, on October 13, 2021, Gix Media entered into a financing agreement with Bank Leumi Le Israel Ltd (“Leumi”), for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the Cortex Acquisition (the “Financing Agreement”). On July 25, 2022, Gix Media and Leumi entered into an addendum to the Financing Agreement according to which Leumi will provide Gix Media with a loan of up to $1,500,000 to be withdrawn at the discretion of Gix Media by no later than January 31, 2023 (the “Additional Loan”). The Additional Loan was withdrawn in connection with the purchase of the additional 10% of Cortex’s share capital on January 17, 2023. On October 10, 2023, Gix Media and Leumi entered into a second addendum to the Financing Agreement (the “Second Addendum”), according to which, effective as of September 26, 2023, certain provisions, including among others, the conditions of the financial covenants contained therein and the interest rate quote, were amended according to the agreed terms between the parties.

2023 Loan Agreement

On November 15, 2023, Viewbix Ltd., the Company’s subsidiary (“Viewbix Israel”) entered into a Loan Agreement (the “2023 Loan”) with certain lenders (the “Lenders”) whereby the Lenders provided Viewbix Israel with loans in the aggregate amount of $480,000 (which sum may be increased to up to $1,000,000, at the discretion of the Lenders). In accordance with the terms of the 2023 Loan, the principal amount bears an annual interest at a rate of 9% and shall be repaid over the course of two years following January 1, 2024. In the event that Viewbix Israel fails to repay a part or all of the loan amount (including the accrued interest) and subject to certain conditions, the outstanding loan amount may be converted, at each Lender’s discretion, into shares of the Company’s Common Stock, at a price per share equal to the 30-day average of the closing bid price of the Common Stock, calculated as of such date the respective portion of the outstanding loan amount becomes repayable.

In connection with the 2023 Loan, the Company issued to each Lender a warrant to purchase shares of Common Stock (the “2023 Warrants”), such that the number of shares of Common Stock underlying each 2023 Warrant will reflect (one-for-one) the number of dollars provided by each Lender as part of the principal amount. Each 2023 Warrant has an exercise price per share of Common Stock of $0.50 and will expire and cease to be exercisable on December 31, 2025. The 2023 Warrants were issued to the Lenders pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”).

Reincorporation in Nevada

On September 27, 2023, our stockholders approved to grant to the Board of Directors the power to effect a reincorporation of the Company from the State of Delaware to the State of Nevada by way of a parent-subsidiary merger (the” Reincorporation”). The Reincorporation will be effected pursuant to an Agreement and Plan of Merger to be entered between the Company and Viewbix Inc., a soon to be formed wholly-owned subsidiary under the laws of the State of Nevada (the “Surviving Corporation”), which will provide that the Company, as parent in this transaction, will merge with and into the Surviving Corporation. Upon the consummation of the Reincorporation, the Company will cease its legal existence as a Delaware corporation, and the Surviving Corporation will continue the Company’s business as the surviving corporation under the name “Viewbix Inc.” succeeding to all of the Company’s rights, assets, liabilities and obligations, except that its affairs will cease to be governed by the Delaware General Corporation Law and will be subject to the Nevada Revised Statutes. In addition, as approved by our stockholders, upon completion of the Reincorporation, the Company will adopt an Articles of Incorporation and new bylaws under the Nevada Revised Statues, which will replace its current Certificate of Incorporation and Bylaws. As of the date of this Annual Report, our Board of Directors has not effected the Reincorporation. The Reincorporation remains subject to obtaining approval of a tax ruling from the Israeli Tax Authority. We anticipate the Reincorporation will take effect in the second half of 2024.

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

Results of Operations

Results of Operations During the Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

Our revenues were $10,002 thousand for the three months ended March 31, 2024, compared to $20,862 thousand during the same period in the prior year.

Our revenues from Cortex’s Content Platform were $7,530 thousand for the three months ended March 31, 2024, a decrease of $8,222 as compared to $15,752 thousand during the same period in the prior year. The reason for the decrease during the three months ended March 31, 2024, is due to a decrease of user traffic acquisition from Third-Party Platforms causing a lower amount of users to reach the Cortex Websites and thus decreasing the exposures to the ads displayed on the Cortex Websites, and an industry-wide decrease in advertising budget.

Our revenues from Gix Media’s Search Platform were $2,472 thousand for the three months ended March 31, 2024, a decrease of $2,638 as compared to $5,110 thousand during the same period in the prior year. The reasons for the decrease during the three months ended March 31, 2024, is due to the decrease in the amount of search referrals conducted by users, provided by Gix Media to search engines, caused primarily by changes and updates to internet browsers’ technology, which have caused a decrease in revenues from the direct model and a decrease in the number of searches received from Gix Media’s third-party strategic partners in the indirect model.

Our traffic-acquisition and related costs were $8,215 thousand for the three months ended March 31, 2024, as compared to $17,981 thousand during the same period in the prior year. The decrease of $9,766 thousand is due to the decrease in revenues from both the Content and Search Platforms during the three months ended March 31, 2024 as mentioned above.

Our research and development expenses were $730 thousand for the three months ended March 31, 2024, a slight decrease as compared to $796 thousand during the same period in the prior year.

Our selling and marketing expenses decreased to $658 thousand for the three months ended March 31, 2024, as compared to $723 thousand during the same period in the prior year. The reason for the decrease in the three months ended March 31, 2024, is due to the decrease of the costs incurred in the content platform mainly connected with content displayed on the Cortex Websites.

Our general and administrative expenses were $656 thousand for the three months ended March 31, 2024, a slight decrease as compared to $704 thousand during the same period in the prior year.

Our depreciation and amortization expenses were $734 for the three months ended March 31, 2024, and for the same period in the prior year.

Our other expenses for the three months ended March 31, 2024, were $20 thousand, compared to $0 thousand during the three months ended March 31, 2023. The reason for the increase in the three months ended March 31, 2024, is due to costs incurred in connection with the reincorporation in Nevada.

Our net financial expenses were $163 thousand for the three months ended March 31, 2024, a slight decrease as compared to $185 thousand net financial expenses during the same period in the prior year.

Our tax expenses were $1 thousand for the three months ended March 31, 2024, as compared to $84 thousand income tax during the same period in the prior year. The reason for the decrease during the three months ended March 31, 2024, is due to the decrease in income before tax.

Liquidity and Capital Resources

As of March 31, 2024, we had current assets of $12,805 thousand consisting of $1,284 thousand in cash and cash equivalents, $86 thousand restricted deposits, $7,004 thousand in accounts receivable, $623 thousand in other current assets and $3,808 thousand in loan to our Parent Company.

As of March 31, 2024, we had non-current assets of $24,717 thousand consisting of $144 thousand in deferred taxes, $374 thousand in operating lease right-of-use asset, $230 thousand in property and equipment net, $11,715 thousand in intangible assets, net and $12,254 thousand in goodwill.

As of March 31, 2024, we had $15,900 thousand in current liabilities consisting of $8,407 thousand in accounts payable, $988 thousand in other payables, $6,422 thousand in short term loans and current maturities of long-term loans, $83 thousand in operating lease liabilities – short term.

As of March 31, 2024, we had $4,155 thousand in non-current liabilities consisting of $2,441 thousand long-term loans, $281 thousand in operating lease liabilities - long term and $1,433 thousand in deferred taxes.

As of December 31, 2023, we had current assets of $17,805 thousand consisting of $1,774 thousand in cash and cash equivalents, $149 thousand in restricted deposits, $11,359 thousand in accounts receivable, $771 thousand in other current assets and $3,752 thousand in the loan to our Parent Company.

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

We had a negative working capital of $5,220 thousand compared to a negative working capital of $1,968 thousand as of March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024, we had positive cash flow from operating activities of $107 thousand, which was the result of $1,175 thousand in net loss, $648 thousand from positive adjustments to operating activities, and $634 thousands from positive changes in assets and liabilities items.

During the three months ended March 31, 2023, we had positive cash flow from operating activities of $12 thousand, which was the result of $345 thousand in net loss, $679 thousand from positive adjustments to operating activities, and $322 thousands from negative changes in assets and liabilities items.

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

As of March 31, 2024, the Company has also provided several liens under Financing Agreement with Leumi in connection with the Cortex Acquisition, as follows: (1) a guarantee to Bank Leumi of all of Gix Media’s obligations and undertakings to Bank Leumi, unlimited in amount; (2) a subordination letter on behalf of the Company to Leumi Bank; (3) a first ranking asset charge over all of the assets of the Company; and (4) a Deposit Account Control Agreement over the Company’s bank accounts.

As of March 31, 2024, the Company is party to the 2023 Loan, which is in the aggregate amount of $480,000. In accordance with the terms of the 2023 Loan, the principal amount bears an annual interest at a rate of 9% and shall be repaid over the course of two years following January 1, 2024. In the event that Viewbix Israel fails to repay a part or all of the loan amount (including the accrued interest) and subject to certain conditions, the outstanding loan amount may be converted, at each Lender’s discretion, into shares of the Company’s Common Stock.

Going Concern

The Company experienced the Cortex Adverse Effect, a decrease in its revenues from the digital content and search segments as a result of a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, and other changes in the online advertising industry. As a result of the foregoing, the Company’s operations were adversely affected.

While Cortex have successfully taken steps to implement certain adjustments to the business model in response to the Cortex Adverse Effect, the decline in revenues and other circumstances described above raise substantial doubts about the Company’s ability to continue as a going concern during the 12-month period following the issuance date of these Quarterly Report.

Management’s plans in response to these conditions include reducing operating expenses, creating new income sources, seeking additional liquidity opportunities to ensure the Company’s continued operations and raising funds through issuance of debt or equity from various potential investors. However, there is significant uncertainty as to whether the Company will succeed in implementing its plans, or be able to secure sufficient funds when needed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, the Company’s chief executive officer and chief financial officer, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), the Company’s internal control over financial reporting was effective as of the end of March 31, 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We may not be able to retain and attract programmatic advertisers, and the associated payments received from such programmatic advertisers’ ads on websites which have been categorized as “Made for Advertising” may be adversely affected.

Certain recent developments relating to publishers that are categorized by a number of programmatic advertisers as “Made for Advertising” (MFA) sites, including decisions made by leading media programmatic advertisers to prioritize different media categories and implement publishing restrictions in connection with MFA, have negatively impacted Cortex’s business and operations. In connection with the foregoing, a significant customer of Cortex has decided to stop advertising on Cortex’s sites. Additional advertising customers of Cortex may opt to stop advertising on Cortex’s sites, which will impact Cortex’s, and as a result thereof, the Company’s current and future revenue streams and results of operations. The foregoing issues could lead to decreased advertiser interest in Cortex’s sites, potentially resulting in lower bids for ad space, and as a result thereof, lower revenues from Cortex’s business, and decrease in the Company’s results of operation.

We may not be able to receive credit facility to fund our operations, on favorable terms, or at all.

We generally finance our operations primarily through a combination of cash flow generated from operations and borrowings under our credit facilities, loans, and through credit with our vendors. Our ability to access capital through our existing credit facilities and raise additional capital by expanding our credit facilities on economically favorable terms (including available borrowing line and the rate of interest charged thereunder) or at all, or if we are in violation of our financial covenants in the future and do not receive a waiver, depends on our ability to stay in compliance with the Program. The Program poses certain limitations, as explained elsewhere in this Quarterly Report,. In addition, and as a result of the decrease in the Company’s revenues, our financial performance has been negatively impacted, which may affect the terms on which we are able to obtain credit facilities and loans.

If adequate capital is not available at the time we need it, we may have to curtail future growth or change our expansion plans, which could have a material adverse effect on us.

If borrowing under our existing credit facilities is reduced, or otherwise becomes unavailable, or we are unable to arrange substitute financing facilities or other sources of capital, our ability to fund our operations would be impaired, which would have a material adverse effect on our results of operations.

We may be unable to pay our obligations when they become due, including under the Program.

We have financed our acquisitions principally through the raising of debt, credit facilities, and our operations through credit with our vendors. Our ability to continue our operations and to pay our obligations, including under the Program (as described elsewhere in this Quarterly Report), when they become due is contingent upon obtaining additional financing.

In addition, during August, 2024, we will be required to renegotiate the terms of the Program, which may result in the credit facilities being restricted, which may cause a delinquency in payments. As a result of such delays, the Company’s Gix Media’s and Cortex’s operations and revenues could be impaired.

If during August 2024, the bank does not continue its approval of the Program, or if the Company, Cortex and Gix Media cannot maintain compliance with the terms and covenant of the Program, or if we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned operations, and/or consider reductions in personnel costs or other operating costs, in addition to the measures currently contemplated pursuant to the Program.

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

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer
Date: May 20, 2024		(Principal Executive Officer)

	By:	/s/ Shahar Marom
	Name:	Shahar Marom
	Title:	Chief Financial Officer
Date: May 20, 2024		(Principal Financial and Accounting Officer)

-33-