Form 10-Q
period 2024-06-30
Viewbix Inc.
filed 2024-08-14
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-15746

VIEWBIX INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of	(I.R.S. Employer
Incorporation)	Identification Number)

3 Hanehoshet St, Building B, 7th floor, Tel Aviv, Israel	5268104
(Address of Principal Executive Officers)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +972-73-391-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

On August 14, 2024, the Registrant had 21,179,686 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

CONTENTS

Page

Interim Condensed Consolidated Balance Sheets (unaudited)	4 - 5

Interim Condensed Consolidated Statements of Operations (unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	7 – 8

Interim Condensed Consolidated Statements of Cash Flows (unaudited)	9 – 10

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)	11 - 30

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of June 30	As of December 31
	Note	2024	2023

ASSETS

CURRENT ASSETS

Cash and cash equivalents		609	1,774
Restricted deposits		42	149
Accounts receivable		6,073	11,359
Loan to parent company	3	3,865	3,752
Other current assets		773	771

Total current assets		11,362	17,805

NON-CURRENT ASSETS

Deferred taxes		95	147
Property and equipment, net		40	245
Operating lease right-of-use asset	4	-	397
Intangible assets, net	5	10,996	12,434
Goodwill	5	7,515	12,254

Total non-current assets		18,646	25,477

Total assets		30,008	43,282

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of June 30	As of December 31
	Note	2024	2023

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable		8,797	12,359
Short-term loans	6	2,360	5,000
Current maturities of long-term loans	6	2,079	1,440
Embedded derivatives	6,7	665	-
Short-term convertible loans	6E	459	-
Other payables		1,142	889
Operating lease liabilities - short term	4	-	85

Total current liabilities		15,502	19,773

NON-CURRENT LIABILITIES

Long-term loans, net of current maturities	6	1,671	3,064
Derivative warrant liability	6,7	1,833	-
Operating lease liabilities - long term	4	-	304
Deferred taxes		1,306	1,517

Total non-current liabilities		4,810	4,885

Commitments and Contingencies	8

SHAREHOLDERS’ EQUITY	9

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 15,855,301 and 14,920,585 shares as of June 30, 2024, and December 31, 2023, respectively.		3	3
Additional paid-in capital		25,905	25,476
Accumulated deficit		(18,837)	(10,661)
Equity attributed to shareholders of Viewbix Inc.		7,071	14,818
Non-controlling interests		2,625	3,806
Total equity		9,696	18,624

Total liabilities and shareholders’ equity		30,008	43,282

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share data)

		For the six months ended June 30,		For the three months ended June 30,
	Note	2024	2023	2024	2023

Revenues		17,335	48,016	7,333	27,154

Costs and Expenses:
Traffic-acquisition and related costs		14,069	42,031	5,854	24,050
Research and development		1,262	1,513	532	717
Selling and marketing		1,111	1,438	453	715
General and administrative		1,302	1,392	646	688
Depreciation and amortization		1,555	1,468	821	734
Goodwill impairment	6B	4,739	-	4,739	-
Other income	1D,4	(213)	-	(233)	-

Operating income (loss)		(6,490)	174	(5,479)	250

Financial expense, net	10	2,907	431	2,744	246

Income (loss) before income taxes		(9,397)	(257)	(8,223)	4

Income tax expense (benefit)		(23)	171	(24)	87

Net loss		(9,374)	(428)	(8,199)	(83)

Less: net income (loss) attributable to non-controlling interests		(1,198)	93	(1,022)	41
Net loss attributable to shareholders of Viewbix Inc.		(8,176)	(521)	(7,177)	(124)

Net income per share – Basic and diluted attributed to shareholders:		(0.55)	(0.04)	(0.48)	(0.01)

Weighted average number of shares – Basic and diluted		14,987,350	14,810,974	15,054,116	14,837,688

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2024	14,920,585	3		25,476	(10,661)	14,818	3,806	18,624
Net loss	-	-		-	(8,176)	(8,176)	(1,198)	(9,374)
Share-based compensation	-	-		12	-	12	17	29
Issuance of shares and warrants in connection with issuance of convertible loans (see 6.E)	934,716	(*	)	180	-	180	-	180
Receipts on account of shares and warrants (see note (see note 12.A)	-	-		237	-	237	-	237

Balance as of June 30, 2024	15,855,301	3		25,905	(18,837)	7,071	2,625	9,696

	Common stock			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of April 1, 2024	14,920,585	3		25,482	(11,660)	13,825	3,642	17,467
Net loss	-	-		-	(7,177)	(7,177)	(1,022)	(8,199)
Share-based compensation	-	-		6	-	6	5	11
Issuance of shares and warrants in connection with issuance of debt and convertible debt (see 6.E)	934,716	(*	)	180	-	180	-	180
Receipts on account of shares and warrants (see note (see note 12.A)	-	-		237	-	237	-	237

Balance as of June 30, 2024	15,855,301	3		25,905	(18,837)	7,071	2,625	9,696

(*)	Represents an amount less than $1.

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2023	14,783,964	3	25,350	(3,338)	22,015	7,884	29,899
Net income (loss)	-	-	-	(521)	(521)	93	(428)
Share-based compensation (see note 9.A)	111,111	-	67	-	67	8	75
Transaction with the non-controlling interests (see note 1.C)	-	-	-	-	-	(2,625)	(2,625)
Dividend declared to non-controlling interests	-	-	-	-	-	(153)	(153)

Balance as of June 30, 2023	14,895,075	3	25,417	(3,859)	21,561	5,207	26,768

	Common stock		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of April 1, 2023	14,783,964	3	25,374	(3,735)	21,642	5,317	26,959
Net income (loss)	-	-	-	(124)	(124)	41	(83)
Share-based compensation (see note 9.A)	111,111	-	43	-	43	2	45
Dividend declared to non-controlling interests	-	-	-	-	-	(153)	(153)

Balance as of June 30, 2023	14,895,075	3	25,417	(3,859)	21,561	5,207	26,768

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the six months ended June 30,		For the three months ended June 30,
	2024	2023	2024	2023
Cash flows from Operating Activities
Net loss	(9,374)	(428)	(8,199)	(83)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,555	1,468	821	734
Share-based compensation	29	75	11	45
Deferred taxes	(159)	(92)	(78)	(34)
Accrued interest, net	34	(6)	20	-
Interest income	(79)	(43)	(40)	(22)
Amortization of loan discount	15	-	13	-
Amortization of deferred debt issuance costs (see note 6.E)	6	-	6	-
Goodwill Impairment	4,739	-	4,739	-
Equity based debt issuance costs (see note 6.E)	26	-	26	-
Loss from substantial debt terms modification (see note 6.E)	2,515	-	2,515	-
Loss on sale and disposal of property and equipment	72	-	72	-
Loss from termination of lease agreement	8	-	8	-

Changes in assets and liabilities items:
Decrease (increase) in accounts receivable	5,286	2,530	931	(2,856)
Decrease (increase) in other current assets	59	280	(89)	129
Decrease (increase) in operating lease right-of-use asset	-	44	(23)	22
Decrease in severance pay, net	-	(100)	-	(97)
Increase (decrease) in accounts payable	(3,519)	(2,437)	433	3,289
Decrease (increase) in other payables	243	(218)	158	(96)
Decrease in operating lease liabilities	-	(58)	25	(28)

Net cash provided by operating activities	1,456	1,015	1,349	1,003

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

	For the six months ended June 30,		For the three months ended June 30,
	2024	2023	2024	2023
Cash flows from Investing Activities
Purchase of property and equipment	-	(10)	-	(8)

Net cash used in investing activities	-	(10)	-	(8)

Cash flows from Financing Activities
Cash paid to non-controlling interests (see note 1.C)	-	(2,625)	-	-
Receipt of short-term bank loan	1,750	1,200	1,650	1,200
Receipt of short-term loan	350	-	350	-
Repayment of short-term loans	(4,711)	(269)	(3,968)	(22)
Receipt of long-term loans (see note 6.B)	-	1,500	-	-
Repayment of long-term bank loans	(320)	(874)	(320)	(457)
Payment of dividend to non-controlling interests	-	(598)	-	(153)
Payment of dividend to shareholders (see note 9.E.1)	-	(130)	-	-
Increase in loan to parent company	(34)	(104)	(17)	(32)
Receipts on account of shares and warrants (see note 12.A)	237	-	237	-

Net cash provided by (used in) financing activities	(2,728)	(1,900)	(2,068)	536

Increase (decrease) in cash and cash equivalents and restricted cash	(1,272)	(895)	(719)	1,531

Cash and cash equivalents and restricted cash at beginning of period	1,923	4,381	1,370	1,955

Cash and cash equivalents and restricted cash at end of period	651	3,486	651	3,486

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	80	512	26	327
Interest paid	389	444	184	247
	469	956	210	574
Substantial non-cash activities:
Deemed extinguishment and re-issuance of debt (see note 6.B)	500	-	500	-
Termination of operating lease agreement (see note 4)	389	-	389	-
Share-based compensation to a director (see note 9.A)	-	34	-	34

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL

A. Organizational Background

Viewbix Inc. (formerly known as Virtual Crypto Technologies, Inc.) (the “Company”) was incorporated in the State of Delaware on August 16, 1985, under a predecessor name, The InFerGene Company (“InFerGene Company”). On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., an Ohio corporation, which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc (“Zaxis”). In 2015 the Company changed its name to Emerald Medical Applications Corp., subsequent to which the Company, through its subsidiary, was engaged in the development of technology for use in detection of skin cancer. On January 29, 2018, the Company ceased its business operations in this field.

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

The Subsequent Purchase was recorded as a transaction with non-controlling interests in the Company’s statement of changes in shareholders equity for the six months ended June 30, 2023.

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

As the Group’s customers are mainly in the US and Europe, its operations, revenues, and profitability were indirectly affected due to recruitment of senior employees to military reserves for an extended period of time. In January 2024, the Gix Media and Cortex filed a request with the Israeli Tax Authority (the “ITA”) to receive compensation for the decrease in revenues related to the War. In April and May 2024, Gix Media and Cortex received a total of $337 from the ITA that were recorded as other income in the Company’s consolidated statement of operations for the six months period ended June 30, 2024.

As of the date of these financial statements the war is still on going. Therefore, there is no assurance that future developments of the War will not have any impact for reasons beyond the Company’s control, such as expansion of the War to additional regions and the recruitment of more senior employees. The Company has business continuity procedures in place, and will continue to follow developments, assessing potential impact, if any, on the Company’s business, financials, and operations.

E. Cortex Adverse Effect

In April 2024, the Company was informed by Cortex that a significant customer of Cortex recently notified Cortex it will stop advertising on Cortex’s sites, as part of its policy decision to cease advertising on Made for Advertising (“MFA”) sites (the “Cortex Adverse Effect”). The Cortex Adverse Effect, which has materially affected Cortex’s business and operations, has occurred following certain recent developments relating to publishers that are categorized by a number of on-line advertisers as MFA, including decisions made by leading media on-line advertisers to prioritize different media categories and implement publishing restrictions in connection with MFA. Due to the Cortex Adverse Effect and additional circumstances as explained in note 5.B, the Company recorded an impairment of $4,739 in the goodwill related to the digital content segment.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

F. Going Concern

During the second half of 2023 and the six months ended June 30, 2024 the Company experienced a decrease in its revenues from the digital content and search segments, as a result of the Cortex Adverse effect (see note 1.E), a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the search segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the search segment, as a result of lack of availability of suppliers credit from such third party strategic partners. As a result of the foregoing, during the six months ended June 30, 2024, the Company recorded an operating loss of $6,490 compared to an operating profit of $174 in the six months ended June 30, 2023. Additionally, the Company recorded a net loss of $9,374 during the six months ended June 30, 2024, compared to $428 in the six months ended June 30, 2023. As of June 30, 2024, the Company had cash and cash equivalents of $609, bank loans of $5,789 and accumulated deficit of $18,837.

The decline in revenues and other circumstances described above raise substantial doubts about the Company’s ability to continue as a going concern during the 12-month period following the issuance date of these financial statements.

Management’s response to these conditions included reduction of salaries and related expenses and reduction of professional services in the research and development, selling and marketing functions, reduction of other operational expenses, such as lease costs and overheads, as well as creation of new partnerships and other new income sources. In addition, during the three months ended June 30, 2024, the company entered into a facility agreement (see Note 6.E) and subsequent to the balance sheet date raised through a private placement and through two additional facility agreements with certain investors and lenders (see note 12) aggregate gross proceeds of $887. Additionally, the Company plans to uplist its shares of common stock to a national securities exchange (the “Uplist”), after which, in accordance with the terms of the aforesaid private placement and facility agreements, the company is expected to receive additional funds. Furthermore, the company’s subsidiaries entered into an addendum to the loan agreement with Bank Leumi pursuant to which loans repayments were deferred while short term credit lines with Bank Leumi continued to be utilized. However, there is significant uncertainty as to whether the Company will further succeed to implement its plans or be able to secure additional funds when needed.

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

D. Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations.

E. Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets.

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

F. Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements other than the significant accounting policies of derivative financial instruments and fair value of financial instruments (see notes 2.D and 2.E above).

G. Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Group’s interim condensed consolidated financial statements.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 3: LOAN TO PARENT COMPANY

	As of June 30 2024	As of December 31 2023

Loan to Parent Company	$3,865	$3,752

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

For the six months ended June 30, 2024 and 2023, Gix Media recognized interest income in the amount of $79 and $43, respectively.

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

On June 20, 2024, Gix Media and the lessor of its offices entered into a lease termination agreement. According to the agreement, the lease, which originally had a termination date of February 28, 2026, terminated on June 30, 2024. In compensation for the lessor’s consent to early termination Gix Media paid to the lessor $7 in cash and $62 in office furniture and equipment, as per the carrying values of such assets on the Company’s books as of the early termination date.

As a result of the early termination of the agreement, the Company recorded a capital loss of $46 in other expenses in its statement of operations for the six months period ended June 30, 2024.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 5: GOODWILL AND INTANGIBLE ASSETS, NET

A.	Composition:

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2024	465	6,234	11,008	12,254	29,961
Additions	-	-	-	-	-
Impairment of goodwill	-	-	-	(4,739)	(4,739)
Balance as of June 30, 2024	465	6,234	11,008	7,515	25,222

Accumulated amortization:
Balance as of January 1, 2024	276	1,631	3,366	-	5,273
Amortization recognized during the period	76	445	917	-	1,438
Balance as of June 30, 2024	352	2,076	4,283	-	6,711

Amortized cost:
As of June 30, 2024	113	4,158	6,725	7,515	18,511

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2023	465	6,234	11,008	17,361	35,068
Additions	-	-	-	-	-
Impairment of goodwill	-	-	-	(5,107)	(5,107)
Balance as of December 31, 2023	465	6,234	11,008	12,254	29,961

Accumulated amortization:
Balance as of January 1, 2023	122	741	1,531	-	2,394
Amortization recognized during the year	154	890	1,835	-	2,879
Balance as of December 31, 2023	276	1,631	3,366	-	5,273

Amortized cost:
As of December 31, 2023	189	4,603	7,642	12,254	24,688

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 5: GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)

B.	Impairment of goodwill:

As of June 30, 2024, the Company identified indicators of impairment of the digital content reporting unit. As a result, the Company performed an impairment test which included a quantitative analysis of the fair value of the reporting unit. The fair value was estimated using the income approach, which is based on the present value of the future cash flows attributable to the reporting unit. The Company compared the fair value of the reporting unit to its carrying amount. As the carrying amount exceeded the fair value, the Company recognized an impairment loss of $4,739 which was driven mainly due to the Cortex Adverse Effect (see note 1.E) and due to a decrease in the cash flow projections.

As of December 31, 2023, the Company recognized an impairment loss of $5,107 related to the digital content reporting unit.

NOTE 6: LOANS

A.	Composition of long-term and short-term loans of the Group:

	Interest rate	As of June 30, 2024	As of December 31, 2023

Short-term bank loan – Gix Media	SOFR + 4.25%	900	3,500
Short-term bank loan – Gix Media (received on June 13, 2024)	SOFR + 4.08%	339	-
Short-term bank loan – Cortex	SOFR + 4.08%	800	1,500
Long-term bank loan, including current maturity – Gix Media (received on October 13, 2021)	SOFR + 4.12%	2,714	2,963
Long-term bank loan, including current maturity – Gix Media (received on January 17, 2023)	SOFR + 5.37%	1,036	1,107
Long-term loan – Viewbix Israel	9%	-	434
Short-term convertible loan - June 2024 Facility Agreement – Viewbix Inc	12%	321	-

		6,110	9,504

B.	Gix Media’s Loan Agreement

On January 23, 2023, Gix Media acquired an additional 10% of Cortex’s capital shares which was financed by Gix Media’s existing cash balances and by a long-term bank loan received on January 17, 2023, in the amount of $1,500 to be repaid in 42 monthly payments at an annual interest rate of SOFR + 5.37%.

On June 13, 2024, Gix Media and Leumi entered into an addendum to an existing loan agreement between the parties which was be effective from May 15, 2024, pursuant to which, inter alia: (i) the addendum will be effective until August 31, 2024; (ii) the Company is obligated to transfer to Gix Media $600; (iii) a new covenant, measured by reference to positive EBTIDA was implemented; (iv) all payments due to Leumi Long-term bank loan were deferred to August 31, 2024 and from September 1, 2024, payments will be repaid as schedule until the end of the Long-term bank loan; (v) a new $350 loan was granted to Gix Media on June 13, 2024, to be repaid until August 30, 2024, alongside the existing credit facility to Gix Media, which remains equal to 80% of Gix Media’s customer balance; (vi) Gix Media is obligated to perform a reduction in expenses, including reduction in force.

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

On May 27, 2024, Cortex and Leumi entered into an amendment to Cortex Loan Agreement, pursuant to which, the credit facility to Cortex will be 80% of Cortex’s customer balance and up to $2,000.

As of June 30, 2024, Cortex has drawn $800 of the Cortex Credit Line.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6: LOANS (Cont.)

D.	Long term loan and issuance of warrants:

On November 15, 2023, Viewbix Israel entered into a Loan Agreement (the “2023 Loan”) with certain lenders (the “Lenders”) whereby the Lenders provided Viewbix Israel with loans in the aggregate amount of $480. In connection with the 2023 Loan, the Company issued to each lender a warrant to purchase shares of common stock (the “2023 Warrants”). The 2023 Warrants are exercisable to 480,000 shares of common stock, at an exercise price of $0.50 per share and will expire and cease to be exercisable on December 31, 2025. The Company recorded the 2023 Warrants as an equity instrument.

The terms of the 2023 Loan were substantially amended on June 18, 2024, by the June 2024 Facility Agreement (see note 6.E). These amendments represent a substantial modification in accordance with ASC Topic 470. Accordingly, the terms modification was accounted for as an extinguishment of the original financial liability and the initial recognition of new financial instruments issued at their fair value as of the effective date of the June 2024 Facility Agreement. As a result of the substantial modification of terms, the Company recognized finance expense of $2,515 in its interim condensed consolidated statement of operations for the six months period ended June 30, 2024.

NOTE 6: LOANS (Cont.)

E.	June 2024 Facility Agreement:

On June 18, 2024, the Company entered into a credit facility agreement which was amended and restated on July 22, 2024 (the “June 2024 Facility Agreement”) for a $1 million credit facility (the “June 2024 Facility Loan Amount”) with a group of lenders including L.I.A. Pure Capital Ltd (the “June 2024 Lead Lender”, and collectively, the “June 2024 Lenders”). In addition to the June 2024 Facility Loan Amount, the June 2024 Facility Agreement includes $531 of outstanding debt owed by the Company to the June 2024 Lenders (the “June 2024 Prior Loan Amount”, and together with the June 2024 Facility Loan Amount, the “June 2024 Loan Amount”).

The term (the “June 2024 Facility Term”) of the June 2024 Facility Agreement expires 12 months following the date of the June 2024 Facility Agreement (the “Initial Maturity Date”), provided that, if the effectiveness of an uplisting of the Company’s shares of common stock to a national securities exchange (the “Uplist”) occurs prior to the Initial Maturity Date, the June 2024 Facility Term will expire 12 months following the effective date of the Uplist. The June 2024 Facility Agreement sets forth a drawdown schedule as follows: (i) an aggregate amount of $350 was drawn down on the date of the Prior June 2024 Facility Agreement, (ii) an aggregate amount of $150 drawn down upon the filing of the Company’s PIPE Registration Statement (as defined in note 12.A) and (iii) an amount of $500 drawn down upon the effectiveness of the Uplist.

The June 2024 Facility Loan Amount accrues interest at a rate of 12% per annum, and the Company will also pay such interest on the June 2024 Prior Loan Amount, which is equal to $184 (the “June 2024 Facility Interest”). The June 2024 Facility Interest was paid in advance for the first year of the June 2024 Facility in (i) shares of the Company’s common stock at a conversion rate of $0.25 for each U.S. dollar of June 2024 Facility Interest accrued on the respective June 2024 Loan Amount, equal to an aggregate of 734,716 shares of common stock (the “June 2024 Facility Shares”) and (b) a warrant to purchase a number of shares of common stock equal to the June 2024 Facility Shares (the “June 2024 Facility Warrant”).

Immediately following the effectiveness of the Uplist, (i) $663 of the June 2024 Loan Amount will convert into shares of common stock at a conversion rate equal to $0.25 per share of the Company’s common stock (the “June 2024 Convertible Stock”) and (ii) the company will issue a warrant in substantially the same form and on substantially the same terms as a June 2024 Facility Warrant to purchase a number of shares of the Company’s common stock equal to the June 2024 Convertible Stock with an exercise price of $0.25 per share (the “June 2024 Conversion Warrant”, and (i) and (ii), collectively a “June 2024 Conversion Unit”). Such portion of the June 2024 Loan Amount that is not converted into a June 2024 Conversion Unit will remain outstanding and will not convert following the Uplist. For the duration of the June 2024 Facility Term of the June 2024 Facility Agreement, the June 2024 Lenders may elect to convert after the effectiveness of the Uplist such unconverted portion of the June 2024 Loan Amount into additional June 2024 Conversion Units or, upon the expiration of the June 2024 Facility Term, such unconverted portion of the June 2024 Loan Amount will be repaid in accordance with the terms of the June 2024 Facility Agreement.

The June 2024 Facility Warrants are exercisable upon issuance at an exercise price of $0.25 per share of common stock and will have a three-year term from the issuance date.

In addition and in connection with the June 2024 Facility Agreement, the Company agreed to pay the June 2024 Lead Lender a commission consisting of (i) 200,000 shares of common stock, (ii) a warrant in substantially the same form and on substantially the same terms as the June 2024 Facility Warrant to purchase 200,000 shares of common stock with an exercise price of $0.25 per share (the “June 2024 Lead Lender Warrant”) and (iii) a warrant to purchase 2,500,000 shares of common stock with an exercise price of $1.00 per share, representing an aggregate exercise amount of $2.5 million, subject to beneficial ownership limitations and adjustments (the “June 2024 Lead Lender Fee Warrant” and together with the June 2024 Lead Lender Warrant and the June 2024 Facility Warrants, the “June 2024 Warrants”) see also note 12.B.

The conversion and conversion related features of the June 2024 facility loan were bifurcated from their host debt contract and recognized as liabilities measured at fair value at each cut-off date. The facility loan was initially recorded at its fair value and subsequently measured at cost. The shares and Warrants A issued as prepayment of interest and as commission to the 2024 Lead Lender were initially recognized at fair value and classified in equity. The June 2024 Lead Lender Warrant was initially recognized at fair value and classified as a liability measured at fair value at each cut-off date (see note 7).

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 7: FINANCIAL INSTRUMENTS AT FAIR VALUE

Financial instruments:

The Company has financial instruments measured at level 3 from the June 2024 Facility Agreement (see note 6.E).

The fair value of the financial instruments under the June 2024 Facility Agreement, as of June 18, 2024, was calculated using the following unobservable inputs: share price: $0.118, expected volatility: 125%, exercise price: $0.25, risk-free interest rate: 4.41%, expected life: 3.0 years.

The fair value of the financial instruments estimated by the Company’s management as of June 30 and June 18, 2024, was substantially the same.

The following table presents the financial liabilities that were measured at fair value through profit or loss:

	June 30, 2024	December 31, 2023
	Level 3	Level 3
Embedded derivatives	665	-
Derivative warrant liability	1,833	-
	2,498	-

NOTE 8: COMMITMENTS AND CONTINGENCIES

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

Gix Media restricted deposits in the amount of $8 as of June 30, 2024, are used as a security in respect of credit cards. Cortex has a restricted deposit in the amount of $34 as of June 30, 2024, is used as a security in respect of its leased offices.

NOTE 9: SHAREHOLDERS’ EQUITY

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

On June 18, 2024, as part of the June 2024 Facility Agreement the Company issued to June 2024 Lenders 934,716 shares of common stock and 934,716 warrant to purchase shares of common stock with an exercise price of $0.25 per share. In addition, the Company issued to the June 2024 Lead Lender a warrant to purchase 2,500,000 shares of common stock with an exercise price of $1.00 per share, representing an aggregate exercise amount of $2.5 million.

B. Warrants:

The following table summarizes information of outstanding warrants as of June 30, 2024:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	130,333	July 2029	13.44	130,333
Class K Warrants	130,333	July 2029	22.40	130,333
2023 Warrants (see note 6.D)	480,000	December 2025	0.50	480,000
June 2024 Facility Agreement Warrants	934,716	June 2027	0.25	934,716
June 2024 Lead Lender Warrants (see note 12.B)	2,500,000	June 2027	1.00	2,500,000

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

On July 20, 2023, the Company granted 51,020 restricted share units (the “RSUs”) under the 2023 Plan to Gix Media’s CEO, as part of his employment terms, (the “Grantee”) under the following terms and conditions: (1) 51,020 of Common Stock underlying the grant of RSUs (2) Vesting Commencement Date: July 1, 2023 (3) vesting schedule: 50% of the RSUs will vest immediately upon the Vesting Commencement Date (the “First Tranche”) and the remaining 50% of the RSUs will vest 12 months after the Vesting Commencement Date (the “Second Tranche”), provided, in each case, that the Grantee remains continuously as a Service Provider (as defined under the 2023 Plan) of Gix Media or its affiliates throughout each such vesting date (the “Grant”).

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 9: SHAREHOLDERS’ EQUITY (Cont.)

C. Share option plan (Cont.)

On July 1, 2023, following the Grant and upon the vesting of the First Tranche, the Company issued 25,510 shares of Common Stock to the Grantee. The Company recorded a share-based compensation expense of $25 in general and administrative expenses with connection to the issuance of shares upon the vesting of the First Tranche. Subsequent to the balance sheet date, upon the vesting of the Second Tranche, the Company issued 25,510 shares of Common Stock to the Grantee (see note 12.G).

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

No dividends were distributed during the six-month period ending June 30, 2024.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 10: FINANCIAL EXPENSE, NET

	For the six months ended June 30,		For the three months ended June 30,
	2024	2023	2024	2023
Financial expense (income):

Bank fees	44	33	26	19
Exchange rate differences	(49)	25	(18)	12
Interest expense on bank loans	406	437	198	247
Loss from substantial debt terms modification	2,515	-	2,515	-
Interest income on loans from Parent Company	(79)	(43)	(40)	(22)
Other	70	(21)	63	(10)
Financial expense, net	2,907	431	63	(10)

NOTE 11: SEGMENT REPORTING

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

Segments revenues and operating results:

	For the six months ended June 30, 2024
	Search segment	Digital content segment	Adjustments (See below)	Total

Revenues from external customers	3,587	13,748	-	17,335
Depreciation and amortization	-	-	1,555	1,555
Goodwill Impairment	-	-	4,739	4,739
Segment operating income (loss)	718	(199)	(7,009)	(6,490)
Financial expenses, net	(10)	(74)	(2,823)	(2,907)
Segment Income (loss), before income taxes	708	(273)	(9,832)	(9,397)

	For the six months ended June 30, 2023
	Search segment	Digital content segment	Adjustments (See below)		Total

Revenues from external customers	10,952	37,064	-		48,016
Depreciation and amortization	-	-	1,468		1,468
Segment operating income (loss)	766	1,664	(2,256)		174
Financial expenses, net	(81)	(46)	(304	) (*)	(431)
Segment Income (loss), before income taxes	685	1,618	(2,560)		(257)

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 11: SEGMENT REPORTING (Cont.)

	For the three months ended June 30, 2024
	Search segment	Digital content segment	Adjustments (See below)	Total

Revenues from external customers	1,115	6,218	-	7,333
Depreciation and amortization	-	-	821	821
Goodwill Impairment	-	-	4,739	4,739
Segment operating income (loss)	256	186	(5,921)	(5,479)
Financial expenses, net	(11)	(60)	(2,673)	(2,744)
Segment Income (loss), before income taxes	245	126	(8,594)	(8,223)

	For the three months ended June 30, 2023
	Search segment	Digital content segment	Adjustments (See below)		Total

Revenues from external customers	5,842	21,312	-		27,154
Depreciation and amortization	-	-	734		734
Segment operating income (loss)	535	868	(1,153)		250
Financial expenses, net	(7)	(83)	(156	) (*)	(246)
Segment Income (loss), before income taxes	528	785	(1,309)		4

The “adjustment” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

	For the six months ended June 30, 2024	For the three months ended June 30, 2024

Depreciation and amortization expenses not attributable to segments (**)	(1,555)	(821)
General and administrative not attributable to the segments (***)	(715)	(361)
Goodwill Impairment	(4,739)	(4,739)
	(7,009)	(5,921)

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 11: SEGMENT REPORTING (Cont.)

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 12: SUBSEQUENT EVENTS

A. Private Placement

On July 3, 2024, the Company entered into a definitive securities purchase agreement (the “Purchase Agreement”) with a certain investor (the “Lead Investor”) for the purchase and sale in a private placement (the “Private Placement”) of units consisting of (i) 1,027,500 shares of the Company’s common stock at a purchase price of $0.25 per share (the “PIPE Shares”) and (ii) common stock purchase warrants to purchase up to 1,541,250 shares of the Company’s common stock (the “PIPE Warrants”) to the Lead Investor and other investors (collectively, the “Investors”) acceptable to the Lead Investor and the Company.

The aggregate gross proceeds received by the Company from the Private Placement were $257, of which $237 received in June 2024 and the $20 remaining received in July 2024. The PIPE Warrants are exercisable upon issuance at an exercise price of $0.25 per share and will have a three-year term from the issuance date. In addition, the PIPE Warrants are subject to an automatic exercise provision in the event that the Company’s shares of common stock are approved for listing on the Nasdaq Capital Market.

Upon the closing of the Private Placement, the Company agreed to pay the Lead Investor: (1) $10 for actual and documented fees and expenses incurred and, (2) a commission consisting of (i) a cash fee of $123 and (ii) 51,375 shares of the Company’s common stock.

In July 2024, the Company issued to the Investors 1,027,500 shares of common stock and 1,541,250 warrants in connection with the Private Placement.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 12: SUBSEQUENT EVENTS (Cont.)

B. June 2024 Facility Agreement

Following the closing of the Private Placement (as defined in note 12.A), the exercise price of the June 2024 Lead Lender Warrant was adjusted to $0.118, which is the effective price per share of common stock in the Private Placement, and the number of shares of common stock issuable upon the exercise of the June 2024 Lead Lender Warrant was also adjusted to a total of 21,186,440 shares, such that the adjusted exercise price and number of warrants issued is equal to an aggregate amount of $2.5 million.

C. First July 2024 Facility Agreement

On July 4, 2024, the Company entered into a credit facility agreement, as restated on July 22, 2024, and amended on July 25, 2024 (the “First July 2024 Facility Agreement”) for a $2.5 million (the “First July 2024 Facility Loan Amount”) with a certain lender.

The First July 2024 Facility Loan Amount will remain available until the earliest of (a)(i) its drawing down in full, (ii) the 36-month anniversary of the First July 2024 Facility Agreement and (b) upon such date that the Company completes a $2.0 million financing transaction (the “First July 2024 Facility Term”). In the event the First July 2024 Facility Term lapses, the First July 2024 Facility Loan Amount will be repaid to the lender immediately.

The First July 2024 Facility Agreement sets forth a drawdown schedule as follows: (i) an aggregate of $50,000 was drawn down on July 4, 2024, (ii) an aggregate of $50 will be drawn down upon the effectiveness of the Uplist (see note 6.E), and (iii) following the Uplist, an aggregate of $200 will be drawn down on a quarterly basis until the First July 2024 Facility Loan Amount is exhausted.

The First July 2024 Facility Amount will accrue interest at a rate of 12% per annum. The interest for the first year was paid in advance in (i) 1,200,000 shares of the Company’s common stock at a conversion rate of $0.25, and (ii) 1,200,000 warrants to purchase such number of shares of the Company’s common stock at a conversion rate of $0.25 (the “First July 2024 Facility Warrants”). The First July 2024 Facility Warrants are exercisable upon issuance at an exercise price of $0.25 per share of common stock and will have a three-year term from the issuance date.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 12: SUBSEQUENT EVENTS (Cont.)

C. First July 2024 Facility Agreement (Cont.)

Immediately following the effectiveness of the Uplist, (i) $100 of the First July 2024 Facility Loan Amount will convert in shares of common stock at a conversion rate of $0.25 per share (such amount of shares converted, the “First July 2024 Convertible Stock”), and, (ii) the Company will issue a warrant to purchase such amount of First July 2024 Convertible Stock, with an exercise price of $0.25 per share (the “First July 2024 Conversion Warrant”). The remaining First July 2024 Facility Loan Amount outstanding and not converted following the Uplist will remain available for the duration of the First July 2024 Facility Term, whereby, upon the lapse of the First July 2024 Facility Term, such amount will be repaid to the First July 2024 Lender.

In addition, the Company agreed to pay the First July 2024 Lender a one-time fee consisting of: (i) 500,000 shares of the Company’s common stock, representing five percent (5%) of the First July 2024 Facility Loan Amount at a conversion rate of $0.25 and (ii) a warrant to purchase 1,000,000 shares of the Company’s common stock with an exercise price of $0.25 per share.

D. Services Agreements

On July 14, 2024 and July 25, 2024, the Company entered into consulting agreements with certain consultants (the “Consultants”) pursuant to which the Consultants agreed to provide certain services to the Company in connection with the Uplist. In consideration with the Consultants’ services, the Company issued to the Consultants 480,000 shares of common stock in July 2024.

E. Second July 2024 Facility Agreement

On July 28, 2024, the Company entered into a credit facility agreement (the “Second July 2024 Facility Agreement”) for a $3.0 million (the “Second July 2024 Facility Loan Amount”) with certain lenders (the “Second July 2024 Lenders”).

The Second July 2024 Facility Loan Amount will remain available until the earliest of (a)(i) its drawing down in full, (ii) the 40-month anniversary of the Second July 2024 Facility Agreement and (b) upon such date that the Company completes a $2.5 million financing transaction (the “Second July 2024 Facility Term”). In the event the Second July 2024 Facility Term lapses, the Second July 2024 Facility Loan Amount will be repaid to the Second July 2024 Lenders immediately thereafter.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 12: SUBSEQUENT EVENTS (Cont.)

E. Second July 2024 Facility Agreement (cont.)

The Second July 2024 Facility Loan Amount will accrue interest at a rate of 12% per annum. The interest for the first year was paid in advance in (i) 1,440,000 shares of the Company’s common stock at a conversion rate of $0.25, and (ii) 1,440,000 warrants to purchase such number of shares of the Company’s common stock at a conversion rate of $0.25 (the “Second July 2024 Facility Warrants”). the interest for the second year will be paid by the Company in cash. The Second July 2024 Facility Warrants are exercisable upon issuance at an exercise price of $0.25 per share of common stock, and will have a three-year term from the issuance date.

Immediately following the effectiveness of the Uplist, (i) $160 of the Second July 2024 Facility Loan Amount will convert in shares of common stock at a conversion rate of $0.25 per share (such amount of shares converted, the “Second July 2024 Convertible Stock”), and, (ii) the Company will issue a warrant to purchase such amount of Second July 2024 Convertible Stock, with an exercise price of $0.25 per share (the “Second July 2024 Conversion Warrant”). The remaining Second July 2024 Facility Loan Amount outstanding and not converted following the Second Uplist Conversion will remain available for the duration of the Second July 2024 Facility Term, whereby, upon the lapse of the Second July 2024 Facility Term, such amount will be repaid to the Second July 2024 Lenders.

In addition, the Company agreed to pay the Second July 2024 Lenders a one-time fee consisting of 600,000 shares of the Company’s common stock, representing five percent (5%) of the Second July 2024 Facility Loan Amount at a conversion rate of $0.25.

F. Securities Exchange Agreement

On July 31, 2024, the Company entered into a Securities Exchange Agreement, with Metagramm Software Ltd. (“Metagramm”) pursuant to which the Company agreed to issue to Metagramm 9.99% of its issued and outstanding share capital in exchange for 19.99% of Metagramm’s issued and outstanding share capital. The transactions contemplated by the Securities Exchange Agreement are expected to close following the Uplist (as defined in note 6.E).

G. Grant of shares

On July 1, 2024, the Company issued 25,510 shares of Common Stock to Gix Media’s CEO.

H. Reverse stock split

On July 15, 2024, the Company filed an amendment to its Certificate of Incorporation (the “Amendment”) to effect a 1-for-4 reverse stock split of the Company’s Common Stock. As of the issuance date of this interim condensed consolidated financial statements, the reverse stock split is not yet effective.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of June 30, 2024 and 2023, and the related statements of statement operation, statement of changes in shareholders’ equity and statements of cash flows for the six and three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Our reporting currency and functional currency is the U.S. dollar. Unless otherwise expressly stated or the context otherwise requires, references in this prospectus to “NIS” are to New Israeli Shekels, and references to “dollars” or “$” mean U.S. dollars.

On July 10, 2024, our board of directors approved a one-for-four consolidation of our share capital, pursuant to which holders of our shares of common stock will receive one share of common stock for every four shares of common stock held. The reverse split is not yet in effect, and will be effectuated upon approval by FINRA. Unless the context expressly indicates otherwise, all references to share and per share amounts referred to herein reflect the amounts before giving effect to the reverse split.

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

● our ability to pay our obligations when they become due, including our loan and facility agreements and Financing Agreement (as defined below);

● our subsidiaries’ future performance, including our ability to instill potential measures to assist Cortex and Gix Media in mitigating future economic harm;

● entry of new competitors and products, the impact of large and established internet and technology companies and potential technological obsolescence of our offered platforms; and

● political, economic and military conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and elsewhere in the region and Israel’s war against them, as well as the war’s potential impact on our business and operation.

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

Overview and Background

Viewbix Inc. (the “Registrant”, “Viewbix” or the “Company”) is a digital advertising platform that develops and markets a variety of technological platforms that automate, optimize and monetize digital online campaigns. Viewbix’s operations were previously focused on analysis of the video marketing performance of its clients as well as the effectiveness of their messaging (“Video Advertising Platform”). With the Video Advertising Platform, Viewbix allowed its clients with digital video properties the ability to use its platforms in a way that allows viewers to engage and interact with the video. The Video Advertising Platform measures when a viewer performs a specific action while watching a video and collects and reports the results to the client. However, due to the Company’s failure to meet predetermined sales targets which were set pursuant to the Recapitalization Transaction (as defined in note 1.A to the interim condensed consolidated financial statements). with Gix Internet Ltd., in January 2020, the Company determined to reduce its operations and the size of its sales and R&D team in Video Advertising Platform.

The Company, through its subsidiaries Gix Media Ltd. (“Gix Media”) and Cortex Media Group Ltd. (“Cortex”), expanded its digital advertising operations across two main sectors: ad search and digital content (the “Search Platform” and the “Content Platform”, respectively”). Gix Media and Cortex develop and market a variety of technological software solutions that automate, optimize and monetize online campaigns. Cortex also creates, edits and markets content in various languages to different target audiences in order to generate revenues from advertisements displayed together with the content, which are posted on digital content, marketing and advertising platforms. These technological tools enable advertisers and website owners to earn more from their advertising campaigns and generate additional profits from their sites.

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

Search Platform

Gix Media’s Search Platform allows for the referral of user traffic (i.e., searches that are performed by internet users) to the Search Engines, such as Yahoo and Bing, where the Search Engines display the ads of their customers. The Search Engines pay Gix Media for the searches that were referred by it, based on the amount of consideration that the Search Engine receives from the advertisers for the user traffic generated, less a certain percentage from the revenues attributed to the Search Engine. Since the customers of Gix Media are the Search Engines, and not the advertisers, Gix Media recognizes revenues for the actual amount received from the Search Engines, and not from the advertisement revenue itself.

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

Recent Developments

Credit Facilities of the Company

2023 Loan Agreement

On November 15, 2023, Viewbix Ltd., the Company’s subsidiary (“Viewbix Israel”) entered into a Loan Agreement (the “2023 Loan”) with certain lenders (the “2023 Loan Lenders”) whereby the Lenders provided Viewbix Israel with loans in the aggregate amount of $480,000 (which sum may be increased to up to $1,000,000, at the discretion of the 2023 Loan Lenders). In accordance with the terms of the 2023 Loan, the principal amount bears an annual interest at a rate of 9% and shall be repaid over the course of two years following January 1, 2024. In the event that Viewbix Israel fails to repay a part or all of the loan amount (including the accrued interest) and subject to certain conditions, the outstanding loan amount may be converted, at each 2023 Loan Lender’s discretion, into shares of the Company’s Common Stock, at a price per share equal to the 30-day average of the closing bid price of the Common Stock, calculated as of such date the respective portion of the outstanding loan amount becomes repayable.

In connection with the 2023 Loan, the Company issued to each 2023 Loan Lender a warrant to purchase shares of Common Stock (the “2023 Warrants”), such that the number of shares of Common Stock underlying each 2023 Warrant will reflect (one-for-one) the number of dollars provided by each Lender as part of the principal amount. Each 2023 Warrant has an exercise price per share of Common Stock of $0.50 and will expire and cease to be exercisable on December 31, 2025. The 2023 Warrants were issued to the Lenders pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”).

June 2024 Facility Agreement

On July 22, 2024, we entered into an amended and restated facility agreement (the “June 2024 Facility Agreement”) for a $1 million (the “June 2024 Facility Loan Amount”) credit facility (the “June 2024 Credit Facility”) with the 2023 Loan Lenders and certain lenders set forth therein (the “June 2024 Lenders”) that amends and restates the prior facility agreement entered into on June 18, 2024 between the Company and the June 2024 Lenders (the “Prior June 2024 Facility Agreement”). In addition to the June 2024 Facility Loan Amount, the June 2024 Facility Agreement contemplates the inclusion of an additional $530,657 of outstanding debt owed by us to the June 2024 Lenders (the “June 2024 Prior Loan Amount”, and together with the June 2024 Facility Loan Amount, the “June 2024 Loan Amount”), which June 2024 Prior Loan Amount is entitled to certain rights under the June 2024 Credit Facility.

The term (the “June 2024 Facility Term”) of the June 2024 Credit Facility expires 12 months following the date of the June 2024 Facility Agreement (the “Initial Maturity Date”), provided that, if the effectiveness of an uplisting of our shares of common stock to a NASDAQ security exchange securities exchange (the “Uplist”) occurs prior to the Initial Maturity Date, the June 2024 Facility Term shall expire 12 months following the effective date of the Uplist. The June 2024 Facility Agreement sets forth a drawdown schedule as follows: (i) an aggregate of $350,000 was drawn down on the date of the Prior June 2024 Facility Agreement, (ii) an aggregate of $150,000 was drawn down upon the filing of the Registration Statement (as defined below) and (iii) an aggregate of $500,000 drawn down upon the effectiveness of the Uplist.

The June 2024 Credit Facility accrues interest at a rate of 12% per annum, and we will also pay such interest on the June 2024 Prior Loan Amount, which is equal to $183,679 (the “June 2024 Facility Interest”). The June 2024 Facility Interest was paid in advance for the first year of the June 2024 Facility in (i) shares of our common stock at a conversion rate of $0.25 for each U.S. dollar of June 2024 Facility Interest accrued on the respective June 2024 Loan Amount, equal to an aggregate of 734,716 shares of common stock (the “June 2024 Facility Shares”) and (b) a warrant to purchase a number of shares of common stock equal to the June 2024 Facility Shares (the “June 2024 Facility Warrant”).

Immediately following the effectiveness of the Uplist, (i) $662,957 of the June 2024 Loan Amount will convert into shares of common stock at a conversion rate equal to $0.25 per share of our common stock (the “June 2024 Convertible Stock”) and (ii) we will issue a warrant in substantially the same form and on substantially the same terms as a June 2024 Facility Warrant to purchase a number of shares of our common stock equal to the June 2024 Convertible Stock with an exercise price of $0.25 per share (the “June 2024 Conversion Warrant”, and (i) and (ii), collectively a “June 2024 Conversion Unit”). Such portion of the June 2024 Loan Amount that is not converted into a June 2024 Conversion Unit will remain outstanding and will not convert following the Uplist. For the duration of the June 2024 Facility Term of the June 2024 Credit Facility, the June 2024 Lenders may elect to convert such unconverted portion of the June 2024 Loan Amount into additional June 2024 Conversion Units or, upon the expiration of the June 2024 Facility Term, such unconverted portion of the June 2024 Loan Amount will be repaid in accordance with the terms of the June 2024 Facility Agreement.

The June 2024 Facility Warrants are exercisable upon issuance at an exercise price of $0.25 per share of common stock, subject to certain beneficial ownership limitations and price adjustments set forth therein, and will have a three-year term from the issuance date.

In addition and in connection with the June 2024 Credit Facility, we agreed to pay L.I.A. Pure Capital Ltd. (the “June 2024 Lead Lender”) a commission consisting of (i) 200,000 shares of common stock, (ii) a warrant in substantially the same form and on substantially the same terms as the June 2024 Facility Warrant to purchase 200,000 shares of common stock with an exercise price of $0.25 per share (the “June 2024 Lead Lender Warrant”) and (iii) a warrant to purchase 2,500,000 shares of common stock with an exercise price of $1.00 per share, representing an aggregate exercise amount of $2.5 million, subject to beneficial ownership limitations and adjustments (the “June 2024 Lead Lender Fee Warrant” and together with the June 2024 Lead Lender Warrant and the June 2024 Facility Warrants, the “June 2024 Warrants”).

The June 2024 Lead Lender Fee Warrant were immediately exercisable upon issuance and have a three-year term from the issuance date. Following the closing of the Private Placement (as defined below), the exercise price of the June 2024 Lead Lender Fee Warrant was adjusted to $0.118, which is the effective price per share of common stock in the Private Placement, or the June 2024 Lead Lender Fee Warrant Adjusted Exercise Price, and the number of shares of common stock issuable upon the exercise of the June 2024 Lead Lender Fee Warrant was also adjusted to a total 21,186,440 shares, or the June 2024 Lead Lender Fee Warrant Adjusted Shares, such that the product of the June 2024 Lead Lender Fee Warrant Adjusted Exercise Price and the June 2024 Lead Lender Fee Warrant Adjusted Shares is equal to an aggregate exercise amount of $2.5 million.

We undertook to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register, inter alia, the resale by the June 2024 Lenders of shares of common stock underlying the June 2024 Credit Facility, the June 2024 Warrants and the June 2024 Conversion Units, which we filed on July 31, 2024.

Private Placement

On July 3, 2024, we entered into a definitive securities purchase agreement (the “Purchase Agreement”) with a global investment firm (the “Lead Investor”) for the purchase and sale in a private placement (the “Private Placement”) of units (the “Units”) consisting of (i) 1,027,500 shares of our common stock (the “PIPE Shares”) and (ii) common stock purchase warrants (the “PIPE Warrants”) to purchase up to 1,541,250 shares of our common stock (the “PIPE Warrant Shares”) to the Lead Investor and other investors (collectively, the “Investors”) acceptable to the Lead Investor and us. The Private Placement closed on July 3, 2024. The purchase price per Unit was $0.25.

The PIPE Warrants are exercisable upon issuance at an exercise price of $0.25 per share, subject to certain adjustments and certain anti-dilution protection set forth therein, and will have a three-year term from the issuance date. In addition, the PIPE Warrants are subject to an automatic exercise provision in the event that our shares of common stock are approved for listing on the Nasdaq Capital Market.

The aggregate gross proceeds to us from the Private Placement were $256,875.

In connection with the Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, we are required to file a resale registration statement (the “PIPE Registration Statement”) with the SEC to register for resale of the PIPE Shares issued in the Private Placement and the PIPE Warrant Shares issuable upon exercise of the PIPE Warrants, within 30 days of the date of the Purchase Agreement, and to have such PIPE Registration Statement declared effective within 30 days following the filing date of the PIPE Registration Statement in the event the PIPE Registration Statement is not reviewed by the SEC, or 60 days following the filing date of the PIPE Registration Statement in the event the PIPE Registration Statement is reviewed by the SEC. We will be obligated to pay certain liquidated damages if we fail to file the PIPE Registration Statement when required, fail to cause the PIPE Registration Statement to be declared effective by the SEC when required, or if we fail to maintain the effectiveness of the PIPE Registration Statement. We filed the PIPE Registration Statement on July 31, 2024.

The Purchase Agreement and the Registration Rights Agreement also contain representations, warranties, indemnification and other provisions customary for transactions of this nature. In addition, pursuant to the Purchase Agreement, we agreed to abide by certain customary standstill restrictions for a period of 30 days following the effective date of the PIPE Registration Statement. In addition, while the PIPE Warrants are outstanding, the Investors shall not, and shall cause its affiliates to not enter into or effect, directly or indirectly, hedging transactions that establish a net short position. Upon the closing of the Private Placement, we reimbursed the Lead Investor $10,000 for actual and documented fees and expenses incurred. In addition, we paid a commission to the Lead Investor of (i) a cash fee of $12,844 and (ii) 51,375 shares of our common stock.

First July 2024 Facility Agreement

On July 22, 2024, we entered into an amended and restated facility agreement, as amended on July 25, 2024 (as amended, the “First July 2024 Facility Agreement”) for a $2.5 million (the “First July 2024 Facility Loan Amount”) credit facility (the “First July 2024 Credit Facility”) with a certain lender (the “First July 2024 Lender”) that amends and restates the prior facility agreement entered into on July 4, 2024 between the Company and the July 2024 Lender (the “Prior First July 2024 Facility Agreement”).

The First July 2024 Facility Loan Amount will remain available until the earliest to occur of (a)(i) its drawing down in full, (ii) the 36-month anniversary of the First July 2024 Facility Agreement and (b) upon such date that the Company completes a $2.0 million financing transaction (the “First July 2024 Facility Term”). In the event the First July 2024 Facility Term lapses, the First July 2024 Facility Loan Amount shall be repaid to the First July 2024 Lender immediately thereafter.

The First July 2024 Facility Agreement sets forth a drawdown schedule as follows: (i) an aggregate of $50,000 was drawn down on the effective date of the Prior First July 2024 Facility Agreement, (ii) an aggregate of $50,000 shall be drawn down upon the effectiveness of the Uplist, and (iii) following the Uplist, an aggregate of $200,000 shall be drawn down on a quarterly basis until the First July 2024 Facility Loan Amount is exhausted.

The First July 2024 Credit Facility will accrue interest at a rate of 12% per annum (the “First July 2024 Facility Interest”). The First July 2024 Facility Interest was paid in advance for the first year of the First July 2024 Facility in (i) 1,200,000 shares of our common stock at a conversion rate of $0.25 for each U.S. dollar of First July 2024 Facility Interest accrued on the respective First July 2024 Facility Loan Amount, and (ii) 1,200,000 warrants to purchase a number of shares of our common stock at a conversion rate of $0.25 for each U.S. dollar of First July 2024 Facility Interest accrued on the respective First July 2024 Facility Loan Amount (the “First July 2024 Facility Warrants”). The First July 2024 Facility Warrants are exercisable upon issuance at an exercise price of $0.25 per share of common stock, subject to certain beneficial ownership limitations and price adjustments set forth therein, and will have a three-year term from the issuance date.

Immediately following the effectiveness of the Uplist, (i) $100,000 of the First July 2024 Facility Loan Amount will convert in shares of common stock at a conversion rate of $0.25 per share (such amount of shares converted, the “First July 2024 Convertible Stock”), and, (ii) we will issue a warrant to purchase such amount of First July 2024 Convertible Stock, with an exercise price of $0.25 per share (the “First July 2024 Conversion Warrant”, and together with the First July 2024 Convertible Stock, a “First July 2024 Conversion Unit”, and collectively the “First Uplist Conversion”). The remaining First July 2024 Facility Loan Amount outstanding and not converted following the First Uplist Conversion shall remain available for the duration of the First July 2024 Facility Term, whereby, upon the lapse of the First July 2024 Facility Term, such amount shall be repaid to such First July 2024 Lender.

In addition and in connection with the First July 2024 Credit Facility, we agreed to pay the First July 2024 Lender a one-time fee consisting of: (i) 500,000 shares of our common stock, representing five percent (5%) of the First July 2024 Facility Loan Amount at a conversion rate of $0.25 and (ii) a warrant to purchase 1,000,000 shares of our common stock with an exercise price of $0.25 per share (the “First July 2024 Facility Fee Warrant” and together with the First July 2024 Facility Warrants, the “First July 2024 Warrants).

We undertook to file a registration statement with the SEC to register, inter alia, the resale by the First July 2024 Lender of shares of common stock underlying the First July 2024 Credit Facility, the First July 2024 Warrants and the First July 2024 Conversion Units, which we filed on July 31, 2024.

Second July 2024 Facility Agreement

On July 28, 2024, we entered into a facility agreement (the “Second July 2024 Facility Agreement”) for a $3.0 million (the “Second July 2024 Facility Loan Amount”) credit facility (the “Second July 2024 Credit Facility”) with certain lenders (the “Second July 2024 Lenders”).

The Second July 2024 Facility Loan Amount will remain available until the earliest to occur of (a)(i) its drawing down in full, (ii) the 40-month anniversary of the Second July 2024 Facility Agreement and (b) upon such date that the Company completes a $2.5 million financing transaction (the “Second July 2024 Facility Term”). In the event the Second July 2024 Facility Term lapses, the Second July 2024 Facility Loan Amount shall be repaid to the Second July 2024 Lenders immediately thereafter.

The Second July 2024 Facility Agreement sets forth a drawdown schedule as follows: (i) an aggregate of $80,000 was drawn down on the effective date of the Second July 2024 Facility Agreement, (ii) an aggregate of $80,000 shall be drawn down upon the effectiveness of the Uplist, and (iii) following the Uplist, an aggregate of $80,000 shall be drawn down on a monthly basis until the Second July 2024 Facility Loan Amount is exhausted.

The Second July 2024 Credit Facility will accrue interest at a rate of 12% per annum (the “Second July 2024 Facility Interest”). The Second July 2024 Facility Interest was paid in advance for the first year of the Second July 2024 Facility in (i) 1,440,000 shares of our common stock at a conversion rate of $0.25 for each U.S. dollar of Second July 2024 Facility Interest accrued on the respective Second July 2024 Facility Loan Amount, and (ii) 1,440,000 warrants to purchase a number of shares of our common stock at a conversion rate of $0.25 for each U.S. dollar of Second July 2024 Facility Interest accrued on the respective Second July 2024 Facility Loan Amount (the “Second July 2024 Facility Warrants”). As of the second-year anniversary of the Second July 2024 Credit Facility, the Second July 2024 Facility Interest will be paid by us in cash to the Second July 2024 Lenders. The Second July 2024 Facility Warrants are exercisable upon issuance at an exercise price of $0.25 per share of common stock, subject to certain beneficial ownership limitations and price adjustments set forth therein, and will have a three-year term from the issuance date.

Immediately following the effectiveness of the Uplist, (i) $160,000 of the Second July 2024 Facility Loan Amount will convert in shares of common stock at a conversion rate of $0.25 per share (such amount of shares converted, the “Second July 2024 Convertible Stock”), and (ii) we will issue a warrant to purchase such amount of Second July 2024 Convertible Stock, with an exercise price of $0.25 per share (the “Second July 2024 Conversion Warrant”, and together with the Second July 2024 Convertible Stock, a “Second July 2024 Conversion Unit”, and collectively the “Second Uplist Conversion”). The remaining Second July 2024 Facility Loan Amount outstanding and not converted following the Second Uplist Conversion shall remain available for the duration of the Second July 2024 Facility Term, whereby, upon the lapse of the Second July 2024 Facility Term, such amount shall be repaid to such Second July 2024 Lender.

In addition and in connection with the Second July 2024 Credit Facility, we agreed to pay the Second July 2024 Lenders a one-time fee consisting of 600,000 shares of our common stock, representing five percent (5%) of the Second July 2024 Facility Loan Amount at a conversion rate of $0.25.

We undertook to file a registration statement with the SEC to register, inter alia, the resale by the Second July 2024 Lenders of shares of common stock underlying the Second July 2024 Credit Facility, the Second July 2024 Facility Warrants and the Second July 2024 Conversion Units, which we filed on July 31, 2024.

Securities Exchange Agreement

On July 31, 2024, we entered into an amended and restated securities exchange agreement, or the Securities Exchange Agreement, with Metagramm Software Ltd., or Metagramm, pursuant to which we agreed to issue to Metagramm 9.99% of our issued and outstanding capital stock on a post-closing basis in exchange for 19.99% of Metagramm’s issued and outstanding share capital on a post-closing basis. The transactions contemplated by the Securities Exchange Agreement are expected to close following the Uplist (as defined above), subject to satisfaction of customary closing conditions.

Services Agreements

On July 14, 2024 and July 25, 2024, we entered into consulting agreements (the “Consultant Agreements”) with certain consultants (the “Consultants”) pursuant to which the Consultants agreed to provide certain services to us. As partial compensation, we issued 480,000 shares of our common stock (the “Consultant Shares”) to the Consultants.

Amendment to Certificate of Incorporation

On July 15, 2024, the Company filed an Amendment to its Certificate of Incorporation (the “Amendment”) to effect a 1-for-4 reverse stock split of the Company’s common stock, par value $0.0001 per share (the “Common Stock” and the “Reverse Stock Split”). The Amendment became effective upon filing. Upon the effectiveness of the Reverse Stock Split, every four (4) outstanding shares of the Company’s Common Stock were converted into, and automatically became, one (1) share of the Company’s Common Stock. As a result of the effectiveness of the Amendment and the Reverse Stock Split, 18,839,686 shares of the Company’s Common Stock issued and outstanding immediately prior to the Reverse Stock Split were converted into approximately 4,709,922 shares of the Company’s Common Stock. The Reverse Stock Split did not change the par value of the Common Stock or the number of authorized shares of Common Stock, which was 490,000,000 shares of Common Stock immediately prior to the effectiveness of the Reverse Stock Split. As a result of the Reverse Stock Split, the number of shares of the Company’s Common Stock that may be purchased upon the exercise of outstanding warrants, options, or other securities convertible into, or exercisable or exchangeable for, shares of our Common Stock, and the exercise or conversion prices for these securities, have also be ratably adjusted in accordance with their terms. All descriptions of our capital stock, including share amounts and per share amounts in this Quarterly Report, are presented before giving effect to the Reverse Stock Split.

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

Acquisition of Cortex Media Group Ltd. and Cortex Adverse Effect

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

In connection with the Cortex Acquisition, on October 13, 2021, Gix Media entered into a financing agreement with Bank Leumi Le Israel (“Leumi”), for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the Cortex Acquisition (the “Financing Agreement”). On July 25, 2022, Gix Media and Leumi entered into an addendum to the Financing Agreement according to which Leumi will provide Gix Media with a loan of up to $1,500,000 to be withdrawn at the discretion of Gix Media by no later than January 31, 2023 (the “Additional Loan”). The Additional Loan was withdrawn in connection with the purchase of the additional 10% of Cortex’s share capital on January 17, 2023. On October 10, 2023, Gix Media and Leumi entered into a second addendum to the Financing Agreement (the “Second Addendum”), according to which, effective as of September 26, 2023, certain provisions, including among others, the conditions of the financial covenants contained therein and the interest rate quote, were amended according to the agreed terms between the parties.

In April 2024, the Company was informed by Cortex, that certain recent developments relating to publishers that are categorized by a number of programmatic advertisers as “Made for Advertising” (“MFA”) sites, including decisions made by leading media programmatic advertisers to prioritize different media categories and implement publishing restrictions in connection with MFA, have materially affected Cortex’s business and operations. In connection with the foregoing, a significant customer of Cortex notified Cortex that in light of the foregoing changes relating to MFA that customer decided to stop advertising on Cortex’s Websites, which decision significantly and negatively impacted Cortex’s future revenue streams (the “Cortex Adverse Effect”). Upon receipt of this update, the Company’s board of directors convened a meeting to discuss the implications on the Company as well as potential measures to assist Cortex in mitigating any future economic harm to Cortex and the Company, including (inter alia), assisting with reducing operating expenses, helping identify new revenues sources for Cortex, participating in any negotiations with Cortex’s and Gix Media’s bank regarding the terms of its outstanding loans and business plans in an effort to provide additional liquidity and ensure continued compliance with Cortex’s and Gix Media’s obligations towards the bank, and assisting with fundraising prospects in debt or equity capital in order to help enable Cortex’s and Gix Media’s continued business and operations.

On June 13, 2024, Gix Media and Leumi entered into an addendum to an existing loan agreement between the parties which was be effective from May 15, 2024, pursuant to which, inter alia: (i) the addendum will be effective until August 31, 2024; (ii) the Company is obligated to transfer to Gix Media $600,000; (iii) a new covenant, measured by reference to positive EBTIDA was implemented; (iv) all payments due to Leumi Long-term bank loan were deferred to August 31, 2024 and from September 1, 2024, payments will be repaid as schedule until the end of the Long-term bank loan; (v) a new $350,000 loan was granted to Gix Media on June 13, 2024, to be repaid until August 30, 2024, alongside the existing credit facility to Gix Media, which remains equal to 80% of Gix Media’s customer balance; (vi) Gix Media is obligated to perform a reduction in expenses, including reduction in force.

Reincorporation in Nevada

On September 27, 2023, our stockholders approved to grant to the Board of Directors the power to effect a reincorporation of the Company from the State of Delaware to the State of Nevada by way of a parent-subsidiary merger (the “Reincorporation”). The Reincorporation will be effected pursuant to an Agreement and Plan of Merger to be entered between the Company and Viewbix Inc., a soon to be formed wholly-owned subsidiary under the laws of the State of Nevada (the “Surviving Corporation”), which will provide that the Company, as parent in this transaction, will merge with and into the Surviving Corporation. Upon the consummation of the Reincorporation, the Company will cease its legal existence as a Delaware corporation, and the Surviving Corporation will continue the Company’s business as the surviving corporation under the name “Viewbix Inc.” succeeding to all of the Company’s rights, assets, liabilities and obligations, except that its affairs will cease to be governed by the Delaware General Corporation Law and will be subject to the Nevada Revised Statutes. In addition, as approved by our stockholders, upon completion of the Reincorporation, the Company will adopt an Articles of Incorporation and new bylaws under the Nevada Revised Statues, which will replace its current Certificate of Incorporation and Bylaws. As of the date of this Quarterly Report, our Board of Directors has not effected the Reincorporation. The Reincorporation remains subject to obtaining approval of a tax ruling from the Israeli Tax Authority. We anticipate the Reincorporation will take effect in the third quarter of 2024.

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

Our principal executive offices are located at: 3 Hanehoshet St, Building B, 7th floor, Tel Aviv, Israel and our telephone number is +972-73-391-2900. Our website address is www.viewbix.com. The information contained on, or that can be accessed through, our websites is not incorporated by reference into this prospectus and is intended for informational purposes only.

Results of Operations

Results of Operations During the Three Months Ended June 30, 2024 as Compared to the Three Months Ended June 30, 2023

Our revenues were $7,333 thousand for the three months ended June 30, 2024, compared to $27,154 thousand during the same period in the prior year.

Our revenues from Cortex’s Content Platform were $6,218 thousand for the three months ended June 30, 2024, a decrease of 15,094 as compared to $21,312 thousand during the same period in the prior year. The reasons for the decrease during the three months ended June 30, 2024 are due to the Cortex Adverse Effect.

Our revenues from Gix Media’s Search Platform were $1,115 thousand for the three months ended June 30, 2024, a decrease of $4,727 as compared to $5,842 thousand during the same period in the prior year. The reasons for the decrease during the three months ended June 30, 2024, is due to: (1) decrease in the amount of search referrals conducted by users, provided by Gix Media to Search Engines, caused primarily by changes and updates to internet browsers’ technology, which have caused a decrease in revenues from the direct model, and (2) a decrease in the number of searches received from Gix Media’s third-party strategic partners in the indirect model mainly as a result of decrease in the credit lines received from third-party strategic partners.

Our traffic-acquisition and related costs were $5,854 thousand for the three months ended June 30, 2024, a decrease of $18,196 compared to $24,050 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2024, is due to the decrease in revenues from both the Content and Search Platforms during the three months ended June 30, 2024 as mentioned above.

Our research and development expenses were $532 thousand for the three months ended June 30, 2024, as compared to $717 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2024, is due to the expense reduction in both the Content and Search Platforms during the three months ended June 30, 2024, as compared to the same period in the prior year.

Our selling and marketing expenses decrease to $453 thousand for the three months ended June 30, 2024, as compared to $715 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2024, is due to the expense reduction primarily in salaries in the Content Platforms during the three months ended June 30, 2024, as compared to the same period in the prior year.

Our general and administrative expenses were $646 thousand for the three months ended June 30, 2024, a slight decrease as compared to $688 thousand during the same period in the prior year.

Our depreciation and amortization expenses for the three months ended June 30, 2024, were $821 thousand as compared to $734 thousand during the same period in the prior year.

A goodwill impairment loss of $4,739 thousand was recorded during the three months ended June 30, 2024, compared to $0 during the three mounts ended June 30, 2023. The total amount of goodwill impairment loss recognized by us, during the three mounts ended June 30, 2024, was related to the Content Platform (see also note 5.B to our interim condensed consolidated financial statements ended June 30, 2024).

Our other income for the three months ended June 30, 2024, were $233 thousand, compared to $0 thousand during the three months ended June 30, 2023. The increase in our other income during to the three months ended June 30, 2024 is mainly due to Gix Media and Cortex receiving governmental grants from the Israel Tax Authority in relation to the “Iron Swords” war.

Our net financial expenses were $2,744 thousand for the three months ended June 30, 2024, compared to $246 thousand net financial expenses during the same period in the prior year. The reason for the increase during the three months ended June 30, 2024, is mainly due to financing expenses recorded due to accounting treatment of financial instruments, created and recorded as part of the June 2024 Credit Facility.

Our income tax benefit was $24 thousand for the three months ended June 30, 2024, as compared to a $87 thousand tax expenses during the same period in the prior year. The reason for the decrease during the three months ended June 30, 2024, is due to the decrease in income before tax.

Results of Operations During the Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023

Our revenues were $17,335 thousand for the six months ended June 30, 2024, compared to $48,016 thousand during the same period in the prior year.

Our revenues from Cortex’s Content Platform were $13,748 thousand for the six months ended June 30, 2024, a decrease of $23,316 as compared to $37,064 thousand during the same period in the prior year. The reason for the decrease during the six months ended June 30, 2024, is due to (1) a decrease of user traffic acquisition from Third-Party Platforms causing a lower amount of users to reach the Cortex Websites and thus decreasing the exposures to the ads displayed on the Cortex Websites, and an industry-wide decrease in advertising budget, and (2) the Cortex Adverse Effect.

Our revenues from Gix Media’s Search Platform were 3,587 thousand for the six months ended June 30, 2024, a decrease of $7,365 thousand as compared to $10,952 thousand during the same period in the prior year. The reasons for the decrease during the Six months ended June 30, 2024, is due to: (1) decrease in the amount of search referrals conducted by users, provided by Gix Media to Search Engines, caused primarily by changes and updates to internet browsers’ technology, which have caused a decrease in revenues from the direct model, and (2) a decrease in the number of searches received from Gix Media’s third-party strategic partners in the indirect model mainly as a result of decrease in the credit lines received from third-party strategic partners.

Our traffic-acquisition and related costs were $14,069 thousand for the six months ended June 30, 2024, a decrease of $27,962 compared to $42,031 thousand during the same period in the prior year. The reason for the decrease in the six months ended June 30, 2024, is due to the decrease in revenues from both the Content and Search Platforms during the three months ended June 30, 2024, as mentioned above.

Our research and development expenses were $1,262 thousand for the six months ended June 30, 2024, compared to $1,513 thousand during the same period in the prior year. The reason for the decrease in the six months ended June 30, 2024, is due to the reduction of expenses in the Search and Content Platform, primarily in salaries and technological services.

Our selling and marketing expenses were $1,111 thousand for the six months ended June 30, 2024, which is a decrease of $327 thousand as compared to $1,438 thousand during the same period in the prior year. The reason for the decrease in the six months ended June 30, 2024, is due to the expense reduction primarily in salaries in the Content Platforms during the six months ended June 30, 2024, as compared to the same period in the prior year.

Our general and administrative expenses were $1,302 thousand for the six months ended June 30, 2024, a slight decrease as compared to $1,392 thousand during the same period in the prior year.

Our depreciation and amortization expenses increased to $1,555 thousand for the six months ended June 30, 2024, as compared to $1,468 thousand during the same period in the prior year.

A goodwill impairment loss of $4,739 thousand was recorded during the six months ended June 30, 2024, compared to $0 during the six mounts ended June 30, 2023. The total amount of goodwill impairment loss recognized by us, during the six mounts ended June 30, 2024, was related to the Content Platform (see also note 5.B to our interim condensed consolidated financial statements ended June 30,2024).

Our other income was $213 thousand for the six months ended June 30, 2024, compared to $0 thousand during the six months ended June 30, 2023. The increase in our other income during the six months ended June 30, 2024 is mainly due to Gix Media and Cortex receiving governmental grants from the Israel Tax Authority in relation to the “Iron Swords” war.

Our net financial expenses were $2,907 thousand for the six months ended June 30, 2024, compared to $431 thousand during the same period in the prior year. The reason for the increase during the six months ended June 30, 2024, is mainly due to financing expenses recorded due to accounting treatment of financial instruments, created and recorded as part of the June 2024 Credit Facility

Our income tax benefit was $23 thousand for the six months ended June 30, 2024, as compared to $171 thousand income tax expenses during the same period in the prior year. The reason for the decrease during the six months ended June 30, 2024, is due to the decrease in income before tax.

Liquidity and Capital Resources

As of June 30, 2024, we had current assets of $11,362 thousand, consisting of $609 thousand in cash and cash equivalents, $42 thousand restricted deposits, $6,073 thousand in accounts receivable, $773 thousand in other current assets and $3,865 thousand in a loan to our Parent Company.

As of June 30, 2024, we had non-current assets of $18,646 thousand, consisting of $95 thousand in deferred taxes, $40 thousand in property and equipment net, $10,996 thousand in intangible assets net and $7,515 thousand in goodwill.

As of June 30, 2024, we had $15,502 thousand in current liabilities consisting of $8,797 thousand in accounts payable, $1,142 thousand in other payables and $4,439 thousand in short term loans and current maturities of long-term loans, $665 thousand in derivative warrant liability and $459 thousand in short-term convertible loans.

As of June 30, 2024, we had $4,810 thousand in non-current liabilities consisting of $1,671 thousand long-term loans, $1,833 thousands in warrant liability and $1,306 thousand in deferred taxes.

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

We had a negative working capital of $4,140 thousand compared to a negative working capital of $1,968 thousand as of June 30, 2024 and December 31, 2023, respectively.

During the three months ended June 30, 2024, we had a positive cash flow from operating activities of $1,349 thousand, which was the result of $8,199 thousand in net loss, $8,113 thousand from positive adjustments to operating activities, and $1,435 thousands from positive changes in assets and liabilities items.

During the six months ended June 30, 2024, we had positive cash flow from operating activities of $1,456 thousand, which was the result of $9,374 thousand in net loss, $8,761 thousand from positive adjustments to operating activities, and $2,069 thousands from positive changes in assets and liabilities items.

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

As of June 30, 2024, the Company has also provided several liens under Financing Agreement with Leumi in connection with the Cortex Acquisition, as follows: (1) a guarantee to Leumi of all of Gix Media’s obligations and undertakings to Leumi, unlimited in amount; (2) a subordination letter on behalf of the Company to Leumi; (3) a first ranking asset charge over all of the assets of the Company; and (4) a Deposit Account Control Agreement over the Company’s bank accounts.

According to the Financing Agreement, Gix Media undertook to meet financial covenants over the life of the loans, including positive EBITDA. As of June 30, 2024, Gix Media is in compliance with the financial covenants in connection with the Financing Agreement.

Going Concern

The Company experienced a decrease in its revenues from the digital content and search segments, as a result of the Cortex Adverse effect, a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the search segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the search segment, as a result of lack of availability of suppliers credit from such third party strategic partners. As a result of the foregoing, the Company’s operations were adversely affected.

The decline in revenues and other circumstances described above raise substantial doubts about the Company’s ability to continue as a going concern during the 12-month period following the issuance date of this Quarterly Report.

Management’s response to these conditions included reduction of salaries and related expenses and reduction of professional services in the research and development, selling and marketing functions, reduction of other operational expenses, such as lease costs and overheads, as well as creation of new partnerships and other new income sources. In addition, the company entered into a facility agreements and a private placement, through which it has raised capital. Additionally, the Company plans to effect the Uplist, after which, in accordance with the terms of the aforesaid private placement and facility agreements, the company is expected to receive additional funds. Furthermore, the company’s subsidiaries entered into an addendum to the loan agreement with Bank Leumi pursuant to which loans repayments were deferred while short term credit lines with Bank Leumi continued to be utilized. However, there is significant uncertainty as to whether the Company will further succeed to implement its plans or be able to secure additional funds when needed

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, the Company’s chief executive officer and chief financial officer, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), the Company’s disclosure controls and procedures were effective as of the end of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock may never be listed on a recognized national exchange

Our common stock trades on the OTCQB Pink Sheets. You should not assume that any effort to uplist the trading of our common stock to a recognized national exchange would be successful, or if successful, that compliance with the listing requirements of such recognized national exchange will be maintained, including but not limited to requirements associated with maintenance of a minimum net worth, minimum stock price, minimum number of shareholders, and ability to establish a sufficient number of market makers. A failure or inability to uplist the trading of our common stock to a recognized national exchange, or any failure to maintain compliance with the listing requirements of such recognized national exchange, may materially adversely affect our Company and the trading price of our common stock.

In addition, failure to uplist to a recognize national exchange may adversely impact our ability to finance our operations through investments, which may in turn may impact our ability to pay our obligations, including under our financing agreements, loan agreements and credit facilities, when they become due.

The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Unless and until our common stock is approved for listing on a recognized national exchange, many potential investors may be unwilling to purchase our common stock

Our common stock currently trades on the OTCQB Pink Sheets. Many funds and other potential investors are unable or unwilling to purchase stocks on the OTCQB Pink Sheets, being required or simply preferring to purchase stocks that have been approved for listing on a recognized national exchange, such as the NASDAQ or the NYSE. Recognizing this situation, we would like to uplist from the OTCQB Pink Sheets to a recognized national exchange such as NASDAQ, if and when we meet the NASDAQ’s listing requirements. Unless and until we successfully uplist, potential investor interest in our common stock may be muted, which may adversely affect our company and the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We generally finance our operations primarily through a combination of cash flow generated from operations and borrowings under our credit facilities, loans, and through credit with our vendors. Our ability to access capital through our existing credit facilities and raise additional capital by expanding our credit facilities on economically favorable terms (including available borrowing line and the rate of interest charged thereunder) or at all, or if we are in violation of our financial covenants in the future and do not receive a waiver, depends on our ability to stay in compliance with the Third Addendum to the Financing Agreement. The Third Addendum poses certain limitations, as explained elsewhere in this Quarterly Report. In addition, and as a result of the decrease in the Company’s revenues, our financial performance has been negatively impacted, which may affect the terms on which we are able to obtain credit facilities and loans.

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

We may be unable to pay our obligations when they become due, including under the Financing Agreement.

We have financed our acquisitions principally through the raising of debt, credit facilities, and our operations through credit with our vendors. Our ability to continue our operations and to pay our obligations, including under the Financing Agreement and credit facilities (as described elsewhere in this Quarterly Report), when they become due is contingent upon obtaining additional financing.

In addition, during August 2024, we will be required to renegotiate the terms of the Financing Agreement, which may result in certain credit facilities being restricted, which may cause a delinquency in payments. As a result of such delays, the Company’s Gix Media’s and Cortex’s operations and revenues could be impaired.

If during August 2024, Leumi does not continue its approval of the Third Addendum to the Financing Agreement, or if the Company, Cortex and Gix Media cannot maintain compliance with the terms and covenant of the Financing Agreement, or if we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned operations, and/or consider reductions in personnel costs or other operating costs, in addition to the measures currently contemplated pursuant to the Financing Agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Viewbix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on September 6, 2022)

3.2	Amended and Restated Bylaws of Viewbix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the SEC on September 20, 2022)

3.3	Certificate of Amendment to Certificate of Incorporation filed July 15, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on July 19, 2024)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.INS*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer
Date: August 14, 2024		(Principal Executive Officer)

	By:	/s/ Shahar Marom
	Name:	Shahar Marom
	Title:	Chief Financial Officer
Date: August 14, 2024		(Principal Financial Officer)