Form 10-Q
period 2024-09-30
Viewbix Inc.
filed 2024-11-19
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

On November 19, 2024, the Registrant had 21,179,686 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

CONTENTS

Page

Interim Condensed Consolidated Balance Sheets (unaudited)	4 - 5

Interim Condensed Consolidated Statements of Operations (unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	7 – 9

Interim Condensed Consolidated Statements of Cash Flows (unaudited)	10 – 11

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)	12 - 32

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of September 30	As of December 31
	Note	2024	2023

ASSETS

CURRENT ASSETS

Cash and cash equivalents		1,405	1,774
Restricted deposits		42	149
Accounts receivable		6,091	11,359
Loan to parent company	3	3,923	3,752
Other current assets		1,433	771

Total current assets		12,894	17,805

NON-CURRENT ASSETS

Deferred taxes		83	147
Property and equipment, net		36	245
Operating lease right-of-use asset	4	-	397
Intangible assets, net	5	10,273	12,434
Goodwill	5	7,515	12,254

Total non-current assets		17,907	25,477

Total assets		30,801	43,282

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of September 30	As of December 31
	Note	2024	2023

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable		9,970	12,359
Short-term loans	6	2,601	5,000
Current maturities of long-term loans	6	2,480	1,440
Embedded derivatives	6,7	290	-
Short-term convertible loans	6	756	-
Other payables		834	889
Operating lease liabilities - short term	4	-	85

Total current liabilities		16,931	19,773

NON-CURRENT LIABILITIES

Long-term loans, net of current maturities	6	1,080	3,064
Operating lease liabilities - long term	4	-	304
Deferred taxes		1,224	1,517

Total non-current liabilities		2,304	4,885

Commitments and Contingencies	8

SHAREHOLDERS’ EQUITY	9

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 21,179,686 and 14,920,585 shares as of September 30, 2024, and December 31, 2023, respectively.		3	3
Additional paid-in capital		28,466	25,476
Accumulated deficit		(19,427)	(10,661)
Equity attributed to shareholders of Viewbix Inc.		9,042	14,818
Non-controlling interests		2,524	3,806
Total equity		11,566	18,624

Total liabilities and shareholders’ equity		30,801	43,282

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share data)

		For the nine months ended September 30,		For the three months ended September 30,
	Note	2024	2023	2024	2023

Revenues		23,616	63,731	6,281	15,715

Costs and Expenses:
Traffic-acquisition and related costs		19,214	56,557	5,145	14,526
Research and development		1,600	2,213	338	700
Selling and marketing		1,440	2,118	329	680
General and administrative		1,737	2,119	435	727
Depreciation and amortization		2,282	2,202	727	734
Goodwill impairment	5B	4,739	-	-	-
Other expenses	1D,4	-	-	213	-

Operating loss		(7,396)	(1,478)	(906)	(1,652)

Financial expense (income), net	10	2,755	691	(152)	260

Loss before income taxes		(10,151)	(2,169)	(754)	(1,912)

Income tax expense (benefit)		(82)	40	(59)	(131)

Net loss		(10,069)	(2,209)	(695)	(1,781)

Less: net loss attributable to non-controlling interests		(1,303)	(178)	(105)	(271)
Net loss attributable to shareholders of Viewbix Inc.		(8,766)	(2,031)	(590)	(1,510)

Net income per share – Basic and diluted attributed to shareholders:		(0.52)	(0.14)	(0.03)	(0.10)

Weighted average number of shares – Basic and diluted		16,804,202	14,847,913	20,398,405	14,920,585

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2024	14,920,585	3		25,476	(10,661)	14,818	3,806	18,624
Net loss	-	-		-	(8,766)	(8,766)	(1,303)	(10,069)
Share-based compensation (see note 9.F)	-	-		12	-	12	21	33
Issuance of shares upon RSUs vesting (see note 9.F)	25,510	(*	)	-	-	-	-	-
Issuance of shares to consultants (see note 9.A)	480,000	(*	)	57	-	57	-	57
Issuance of shares and warrants in connection with short-term loan and convertible loans (see notes 6, 9.A)	4,674,716	(*	)	890	-	890	-	890
Issuance of shares and warrants in connection with private placement (see note 9.B)	1,027,500	(*	)	257	-	257	-	257
Issuance costs in connection with private placement (see note 9.B)	51,375	(*	)	(59)	-	(59)	-	(59)
Reclassification of derivative warrant liability to equity (see note 6.E)	-	-		1,833	-	1,833	-	1,833

Balance as of September 30, 2024	21,179,686	3		28,466	(19,427)	9,042	2,524	11,566

(*)	Represents an amount less than $1.

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of July 1, 2024	15,855,301	3		25,905	(18,837)	7,071	2,625	9,696
Net loss	-	-		-	(590)	(590)	(105)	(695)
Share-based compensation	-	-		-	-	-	4	4
Issuance of shares upon RSUs vesting (see note 9.F)	25,510	(*	)	-	-	-	-	-
Issuance of shares to consultants (see note 9.A)	480,000	(*	)	57	-	57	-	57
Issuance of shares and warrants in connection with convertible loans (see notes 6, 9.A)	3,740,000	(*	)	710	-	710	-	710
Issuance of shares and warrants in connection with private placement (see note 9.B)	1,027,500	(*	)	20	-	20	-	20
Issuance costs in connection with private placement (see note 9.B)	51,375	(*	)	(59)	-	(59)	-	(59)
Reclassification of derivative warrant liability to equity (see note 6.E)	-	-		1,833	-	1,833	-	1,833

Balance as of September 30, 2024	21,179,686	3		28,466	(19,427)	9,042	2,524	11,566

(*)	Represents an amount less than $1.

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2023	14,783,964	3		25,350	(3,338)	22,015	7,884	29,899
Net loss	-	-		-	(2,031)	(2,031)	(178)	(2,209)
Share-based compensation (see note 9.A)	111,111	(*	)	82	-	82	11	93
Issuance of shares upon RSUs vesting (see note 9.F)	25,510	(*	)	25	-	25	-	25
Transaction with non-controlling interests (see note 1.C)	-	-		-	-	-	(2,625)	(2,625)
Dividend declared to non-controlling interests	-	-		-	-	-	(153)	(153)

Balance as of September 30, 2023	14,920,585	3		25,457	(5,369)	20,091	4,939	25,030

	Common stock			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of July 1, 2023	14,895,075	3		25,417	(3,859)	21,561	5,207	26,768

Net loss	-	-		-	(1,510)	(1,510)	(271)	(1,781)
Share-based compensation (see note 9.A)	-	-		15	-	15	3	18
Issuance of shares upon RSUs vesting (see note 9.F)	25,510	(*	)	25	-	25	-	25

Balance as of September 30, 2023	14,920,585	3		25,457	(5,369)	20,091	4,939	25,030

(*)	Represents an amount less than $1.

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the nine months ended September 30,		For the three months ended September 30,
	2024	2023	2024	2023
Cash flows from Operating Activities
Net loss	(10,069)	(2,209)	(695)	(1,781)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,282	2,202	727	734
Share-based compensation	90	118	61	43
Deferred taxes	(229)	(159)	(70)	(67)
Accrued interest, net	4	(13)	(30)	(7)
Interest income	(119)	(64)	(40)	(21)
Amortization of loan discount	44	-	29	-
Change in the fair value of financial assets at fair value through profit or loss	(375)	-	(375)	-
Amortization of deferred debt issuance costs (see note 6.E)	36	-	30	-
Goodwill Impairment (see note 5.B)	4,739	-	-	-
Equity based debt issuance costs (see note 6.E)	26	-	-	-
Loss from substantial debt terms modification (see note 6.D)	2,515	-	-	-
Loss on sale and disposal of property and equipment	72	-	-	-
Loss from termination of lease agreement	8	-	-	-

Changes in assets and liabilities items:
Decrease (increase) in accounts receivable	5,268	9,452	(18)	6,922
Decrease (increase) in other current assets	79	166	20	(114)
Decrease in operating lease right-of-use asset	-	67	-	23
Decrease in severance pay, net	-	(100)	-	-
Increase (decrease) in accounts payable	(2,346)	(8,040)	1,173	(5,603)
Increase in other payables	(35)	(592)	(278)	(374)
Decrease in operating lease liabilities	-	(89)	-	(31)

Net cash provided by (used in) operating activities	1,990	739	534	(276)

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

	For the nine months ended September 30,		For the three months ended September 30,
	2024	2023	2024	2023
Cash flows from Investing Activities
Purchase of property and equipment	-	(13)	-	(3)

Net cash used in investing activities	-	(13)	-	(3)

Cash flows from Financing Activities
Cash paid to non-controlling interests (see note 1.C)	-	(2,625)	-	-
Receipt of short-term bank loans	4,985	1,200	3,235	-
Receipt of short-term convertible loans	630	-	280	-
Repayment of short-term bank loans	(7,717)	(200)	(3,006)	-
Repayment of short-term loan	-	(69)	-	-
Receipt of long-term bank loan (see note 6.B)	-	1,500	-	-
Repayment of long-term bank loans	(510)	(1,339)	(190)	(465)
Payment of dividend to non-controlling interests	-	(598)	-	-
Payment of dividend to shareholders (see note 9.E.1)	-	(130)	-	-
Increase in loan to parent company	(52)	(112)	(18)	(8)
Issuance of shares and warrants in connection with private placement (see note 9.B)	257	-	20	-
Issuance costs in connection with private placement (see note 9.B)	(59)	-	(59)	-

Net cash provided by (used in) financing activities	(2,466)	(2,373)	262	(473)

Increase (decrease) in cash and cash equivalents and restricted cash	(476)	(1,647)	796	(752)

Cash and cash equivalents and restricted cash at beginning of period	1,923	4,381	651	3,486

Cash and cash equivalents and restricted cash at end of period	1,447	2,734	1,447	2,734

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	114	575	34	63
Interest paid	562	696	173	252
	676	1,271	207	315
Substantial non-cash activities:
Deemed extinguishment and re-issuance of debt (note 6.D)	500	-	-	-
Termination of operating lease agreement (note 4)	389	-	-	-

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

The Subsequent Purchase was recorded as a transaction with non-controlling interests in the Company’s statement of changes in shareholders equity for the nine months ended September 30, 2023.

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

In January 2024, Gix Media and Cortex filed a request with the Israeli Tax Authority (the “ITA”) to receive compensation for the decrease in revenues related to the War. In April and May 2024, Gix Media and Cortex received a total of $337 from the ITA that were recorded as other income in the Company’s consolidated statement of operations for the nine months period ended September 30, 2024.

As of the date of these financial statements the war is still on going. Therefore, there is no assurance that future developments of the War will not have any impact for reasons beyond the Company’s control, such as expansion of the War to additional regions. The Company has business continuity procedures in place, and will continue to follow developments, assessing potential impact, if any, on the Company’s business, financials, and operations.

E. Cortex Adverse Effect

In April 2024, the Company was informed by Cortex that a significant customer of Cortex recently notified Cortex it will stop advertising on Cortex’s sites, as part of its policy decision to cease advertising on Made for Advertising (“MFA”) sites (the “Cortex Adverse Effect”). The Cortex Adverse Effect, which has materially affected Cortex’s business and operations, has occurred following certain recent developments relating to publishers that are categorized by a number of on-line advertisers as MFA, including decisions made by leading media on-line advertisers to prioritize different media categories and implement publishing restrictions in connection with MFA. Due to the Cortex Adverse Effect and additional circumstances as explained in note 5.B, the Company recorded an impairment of $4,739 in the goodwill related to the digital content segment as of June 30, 2024.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

F. Going Concern

During the second half of 2023 and the nine months ended September 30, 2024 the Company experienced a decrease in its revenues from the digital content and search segments, as a result of the Cortex Adverse effect (see note 1.E), a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the search segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the search segment, as a result of lack of availability of suppliers credit from such third party strategic partners. As a result of the foregoing, during the nine months ended September 30, 2024, the Company recorded an operating loss of $7,396 compared to $1,478 in the nine months ended September 30, 2023. Additionally, the Company recorded a net loss of $10,069 during the nine months ended September 30, 2024, compared to $2,209 in the nine months ended September 30, 2023. As of September 30, 2024, the Company had cash and cash equivalents of $1,405, bank loans of $5,828 and accumulated deficit of $19,427.

The decline in revenues and other circumstances described above raise substantial doubts about the Company’s ability to continue as a going concern during the 12-month period following the issuance date of these financial statements.

Management’s response to these conditions included reduction of salaries and related expenses and reduction of professional services in the research and development, selling and marketing functions, reduction of other operational expenses, such as lease costs and overheads, as well as creation of new partnerships and other new income sources. In addition, during the period from June to August 2024, the Company raised through a private placement and through three facility agreements with certain investors and lenders (see note 6) aggregate gross proceeds of $887. Additionally, the Company plans to uplist its shares of common stock to a national securities exchange (the “Uplist”), after which, in accordance with the terms of the aforesaid private placement and facility agreements, the company is expected to receive additional funds. Furthermore, the Company’s subsidiaries entered into an addendum to a loan agreement with Bank Leumi pursuant to which loans repayments were deferred while short term credit lines with Bank Leumi continued to be utilized. However, there is significant uncertainty as to whether the Company will further succeed to implement its plans or be able to secure additional funds when needed.

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 3: LOAN TO PARENT COMPANY

	As of September 30 2024	As of December 31 2023

Loan to Parent Company	$3,923	$3,752

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

For the nine months ended September 30, 2024 and 2023, Gix Media recognized interest income in the amount of $119 and $64, respectively.

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

As a result of the early termination of the agreement, the Company recorded a capital loss of $46 in other expenses in its statement of operations for the nine months period ended September 30, 2024.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 5: GOODWILL AND INTANGIBLE ASSETS, NET

A. Composition:

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2024	465	6,234	11,008	12,254	29,961
Additions	-	-	-	-	-
Impairment of goodwill	-	-	-	(4,739)	(4,739)
Balance as of September 30, 2024	465	6,234	11,008	7,515	25,222

Accumulated amortization:
Balance as of January 1, 2024	276	1,631	3,366	-	5,273
Amortization recognized during the period	115	668	1,378	-	2,161
Balance as of September 30, 2024	391	2,299	4,744	-	7,434

Amortized cost:
As of September 30, 2024	74	3,935	6,264	7,515	17,788

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2023	465	6,234	11,008	17,361	35,068

Additions	-	-	-	-	-
Impairment of goodwill	-	-	-	(5,107)	(5,107)
Balance as of December 31, 2023	465	6,234	11,008	12,254	29,961

Accumulated amortization:
Balance as of January 1, 2023	122	741	1,531	-	2,394

Amortization recognized during the year	154	890	1,835	-	2,879
Balance as of December 31, 2023	276	1,631	3,366	-	5,273

Amortized cost:
As of December 31, 2023	189	4,603	7,642	12,254	24,688

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

As of December 31, 2023, the Company recognized an impairment loss of $5,107 related to the digital content reporting unit.

NOTE 6: LOANS

A. Composition of long-term and short-term loans and convertible loans of the Group:

	Interest rate	As of September 30, 2024	As of December 31, 2023

Short-term bank loan – Gix Media	SOFR + 4.60%	893	3,500
Short-term bank loan – Gix Media (received on September 16, 2024)	SOFR + 4.60%	350	-
Short-term bank loan – Gix Media (received on September 19, 2024)	SOFR + 4.60%	75	-
Short-term bank loan – Cortex	SOFR + 4.35%	950	1,500
Long-term bank loan, including current maturity – Gix Media (received on October 13, 2021)	SOFR + 4.12%	2,564	2,963
Long-term bank loan, including current maturity – Gix Media (received on January 17, 2023)	SOFR + 5.37%	996	1,107
Long-term loan – Viewbix Israel	9%	-	434
Short-term loan - June 2024 Facility Agreement – Viewbix Inc	12%	333	-
Short-term convertible loan - June 2024 Facility Agreement – Viewbix Inc	12%	626	-
Short-term convertible loan – First July 2024 Facility Agreement – Viewbix Inc	12%	50	-
Short-term convertible loan – Second July 2024 Facility Agreement – Viewbix Inc	12%	80	-

		6,917	9,504

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6: LOANS (Cont.)

B. Gix Media’s Loan Agreement and short-term loans

On January 23, 2023, Gix Media acquired an additional 10% of Cortex’s capital shares which was financed by Gix Media’s existing cash balances and by a long-term bank loan received on January 17, 2023, in the amount of $1,500 to be repaid in 42 monthly payments at an annual interest rate of SOFR + 5.37%.

On June 13, 2024, Gix Media and Leumi entered into an addendum to an existing loan agreement between the parties which was effective from May 15, 2024, pursuant to which, inter alia: (i) the addendum will be effective until August 31, 2024; (ii) the Company is obligated to transfer to Gix Media $600; (iii) a new covenant, measured by reference to positive EBTIDA was implemented; (iv) all payments due to Leumi Long-term bank loan were deferred to August 31, 2024 and from September 1, 2024, payments will be repaid as schedule until the end of the Long-term bank loan; (v) a new $350 loan was granted to Gix Media on June 13, 2024 which was repaid in full on August 30, 2024, alongside the existing credit facility to Gix Media, which remains equal to 80% of Gix Media’s customer balance (“Gix Media Credit Line”); (vi) Gix Media is obligated to perform a reduction in expenses, including reduction in force.

As of September 30, 2024, Gix Media has drawn $893 of the Gix Media Credit Line.

Effective as of August 30, 2024, Gix Media and Leumi entered into a fourth addendum to the Financing Agreement, pursuant to which, inter alia: (i) subject to the receipt of at least $2,000 from the Company by no later than January 1, 2025, the existing credit facility to Gix Media shall be extended until February 27, 2025 and (ii) the repayment of the outstanding principal amounts of the long-term bank loans of Gix Media under the Financing Agreement and an additional short-term loan in the amount of $160, will be deferred until December 31, 2024 and from January 1, 2025, all due payments will be repaid as schedule until the end of the term of the long term bank loans.

On September 16, 2024, Gix Media repaid an aggregate amount of $350, consisting of the short-term bank loan in the amount of $160 and principal amounts of the long-term bank loans totaling $190. On the same date, Gix Media received a new short-term bank loan of $350 which replaced the repaid amounts. The new loan bears an annual interest rate of SOFR + 4.60% and is to be repaid in one single payment on January 2, 2025.

On September 19, 2024, Gix Media received a short-term loan of $75. The loan bears an annual interest rate of SOFR + 4.60% and is to be repaid in monthly installments of $25 over a 3-month period from October to December 2024.

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

On May 27, 2024, Cortex and Leumi entered into an amendment to Cortex Loan Agreement, pursuant to which, the credit line to Cortex will be 80% of Cortex’s customer balance and up to $2,000.

On August 15, 2024, Cortex and Leumi entered into an additional amendment to Cortex’s Loan Agreement, pursuant to which, the credit line in the amount of $2,000 to Cortex will be extended until February 27, 2025 and bears an annual interest of SOFR + 4.35%.

As of September 30, 2024, Cortex has drawn $950 of the Cortex Credit Line.

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

The terms of the 2023 Loan were substantially amended on June 18, 2024, by the June 2024 Facility Agreement (see note 6.E). These amendments represent a substantial modification in accordance with ASC Topic 470. Accordingly, the terms modification was accounted for as an extinguishment of the original financial liability and the initial recognition of new financial instruments issued at their fair value as of the effective date of the June 2024 Facility Agreement. As a result of the substantial modification of terms, the Company recognized finance expense of $2,515 in its interim condensed consolidated statement of operations for the nine months period ended September 30, 2024.

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

NOTE 6: LOANS (Cont.)

E. June 2024 Facility Agreement (Cont.):

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

In July 2024, following the closing of the Private Placement (as defined in note 9.B), the exercise price of the June 2024 Lead Lender Warrant was adjusted to $0.118, which is the effective price per share of common stock in the Private Placement, and the number of shares of common stock issuable upon the exercise of the June 2024 Lead Lender Fee Warrant was also adjusted to a total of 21,186,440 shares, such that the adjusted exercise price and number of warrants issued is equal to an aggregate amount of $2.5 million.

The conversion related features of the June 2024 facility loan were bifurcated from their host debt contract and recognized as liabilities measured at fair value at each cut-off date. The facility loan was initially recorded at its fair value and subsequently measured at cost. The shares and Warrants A issued as prepayment of interest and as commission to the 2024 Lead Lender were initially recognized at fair value and classified in equity.

The June 2024 Lead Lender Fee Warrants was initially recognized in fair value at the amount of $1,833 and classified as a liability measured at fair value at each cut-off date. Following the closing of the Private Placement and the adjustments made to the number of shares in the June 2024 Lead Lender Fee Warrants as part of the June 2024 Facility Agreement, the June 2024 Lead Lender Fee Warrants were reclassified as equity.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6: LOANS (Cont.)

F. First July 2024 Facility Agreement

On July 4, 2024, the Company entered into a credit facility agreement, as restated on July 22, 2024, and amended on July 25, 2024 (the “First July 2024 Facility Agreement”) for a $2.5 million (the “First July 2024 Facility Loan Amount”) with a certain lender (the “First July 2024 Lender”).

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

The First July 2024 Facility Agreement sets forth a drawdown schedule as follows: (i) an aggregate of $50 was drawn down on July 4, 2024, (ii) an aggregate of $50 will be drawn down upon the effectiveness of the Uplist (see note 6.E), and (iii) following the Uplist, an aggregate of $200 will be drawn down on a quarterly basis until the First July 2024 Facility Loan Amount is exhausted.

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

In connection with the First July 2024 Facility Agreement, the Company received a loan of $50 which was recorded as a short-term convertible loan. The fair value of this loan was substantially the same as the amount received. Warrants associated with the First July 2024 Facility Agreement were measured at fair value and recorded as equity.

As of September 30, 2024, the Company incurred deferred debt issuance costs of $375 which were recorded in other current assets in the Company’s Balance Sheet. These costs consisted of a one-time fee to the First July 2024 Lender, annual advance interest payment and other additional direct costs.

 VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 6: LOANS (Cont.)

G. Second July 2024 Facility Agreement

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

In connection with the Second July 2024 Facility Agreement, the Company received a loan of $80 which was recorded as a short-term convertible loan. The fair value of this loan was substantially the same as the amount received. Warrants associated with the Second July 2024 Facility Agreement were measured at fair value and recorded as equity.

As of September 30, 2024, the Company incurred deferred debt issuance costs of $355 which were recorded in other current assets in the Company’s Balance Sheet. These costs consisted of a one-time fee to the Second July 2024 Lenders, annual advance interest payment and other additional direct costs.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 7: FINANCIAL INSTRUMENTS AT FAIR VALUE

Financial instruments:

The Company has financial instruments measured at level 3 under the June 2024 Facility Agreement (see note 6.E).

The fair value of the financial instruments under the June 2024 Facility Agreement, as of June 18, 2024, was calculated using the following unobservable inputs: share price: $0.118, expected volatility: 125%, exercise price: $0.25, risk-free interest rate: 4.41%, expected life: 3.0 years.

The following table presents the level 3 financial liabilities - embedded derivatives roll-forward that were measured at fair value through profit or loss:

Embedded derivatives
Balance as of January 1, 2024	-
Embedded derivatives derived from June 2024 Facility Agreement	665
Changes at fair value recognized through profit or loss	(375)
Balance as of September 30, 2024	290

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

Gix Media restricted deposits in the amount of $8 as of September 30, 2024, are used as a security in respect of credit cards. Cortex has a restricted deposit in the amount of $34 as of September 30, 2024, is used as a security in respect of its leased offices.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 9: SHAREHOLDERS’ EQUITY

A. Shares of Common Stock

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

On June 18, 2024, as part of the June 2024 Facility Agreement the Company issued to June 2024 Lenders 934,716 shares of common stock and 934,716 warrants to purchase such number of shares of common stock with an exercise price of $0.25 per share. In addition, the Company issued to the June 2024 Lead Lender a warrant to purchase 2,500,000 shares of common stock with an exercise price of $1.00 per share, representing an aggregate exercise amount of $2.5 million.

On July 4, 2024, as part of the First July 2024 Facility Agreement the Company issued to the First July 2024 Lender 1,700,000 shares of common stock and 2,200,000 warrants to purchase such number of shares of common stock with an exercise price of $0.25 per share.

On July 14, 2024 and July 25, 2024, the Company entered into consulting agreements with certain consultants (the “Consultants”) pursuant to which the Consultants agreed to provide certain services to the Company in connection with the Uplist (as defined in note 1.F). In consideration with the Consultants’ services, the Company issued to the Consultants 480,000 shares of common stock in July 2024. The Company recorded a share-based compensation expense of $57 in other expenses in connection with the issuance of shares to the Consultants.

On July 28, 2024, as part of the Second July 2024 Facility Agreement the Company issued to the Second July 2024 Lenders 2,040,000 shares of common stock and 1,440,000 warrants to purchase such number of shares of common stock with an exercise price of $0.25 per share.

B. Private Placement

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

Upon the closing of the Private Placement, the Company agreed to pay the Lead Investor: (1) $10 for actual and documented fees and expenses incurred and, (2) a commission consisting of (i) a cash fee of $13 and (ii) 51,375 shares of the Company’s common stock.

In July 2024, the Company issued 1,078,875 shares of common stock and 1,541,250 warrants in connection with the Private Placement. The Company incurred share issuance costs of $65 ($59 in cash and $6 in shares of common stock) which were recognized as a reduction of additional paid-in capital.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 9: SHAREHOLDERS’ EQUITY (Cont.)

C. Warrants

The following table summarizes information of outstanding warrants as of September 30, 2024:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	130,333	July 2029	13.44	130,333
Class K Warrants	130,333	July 2029	22.40	130,333
2023 Warrants (see note 6.D)	480,000	December 2025	0.50	480,000
June 2024 Facility Agreement Warrants (see note 6.E)	934,716	June 2027	0.25	934,716
June 2024 Lead Lender Fee Warrants (see note 6.E)	21,186,440	June 2027	0.118	21,186,440
First July 2024 Facility Warrants (see note 6.F)	2,200,000	July 2027	0.25	2,200,000
Second July 2024 Facility Warrants (see note 6.G)	1,440,000	July 2027	0.25	1,440,000
PIPE Warrants (see note 9.B)	1,541,250	July 2027	0.25	1,541,250

D. Reverse stock split

On July 15, 2024, the Company filed an amendment to its Certificate of Incorporation (the “Amendment”) to effect a 1-for-4 reverse stock split of the Company’s Common Stock. As of the issuance date of this interim condensed consolidated financial statements, the reverse stock split is not yet effective.

E. Securities Exchange Agreement

On July 31, 2024, the Company entered into a Securities Exchange Agreement, with Metagramm Software Ltd. (“Metagramm”) pursuant to which the Company agreed to issue to Metagramm 9.99% of its issued and outstanding share capital in exchange for 19.99% of Metagramm’s issued and outstanding share capital. As of the date of approval of these financial statements, the Securities Exchange Agreement has not yet closed, and no shares have been issued.

F. Share option plan

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

F. Share option plan (Cont.)

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

On July 1, 2023, upon the vesting of the First Tranche, the Company issued 25,510 shares of Common Stock to the Grantee. On July 1, 2024, upon the vesting of the Second Tranche, the Company issued 25,510 shares of Common Stock to the Grantee.

As of September 30, 2024 and December 31, 2023, the Company recorded a share-based compensation expense in general and administrative expenses of $38 and $12 in connection with the Grant.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 9: SHAREHOLDERS’ EQUITY (Cont.)

G. Dividends

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

No dividends were distributed during the nine-month period ending September 30, 2024.

NOTE 10: FINANCIAL EXPENSE, NET

	For the nine months ended September 30,		For the three months ended September 30,
	2024	2023	2024	2023
Financial expense (income):

Bank fees	64	59	20	26
Exchange rate differences	(7)	16	42	(9)
Interest expense on bank loans	548	682	142	245
Loss from substantial debt terms modification	2,515	-	-	-
Change in the fair value of financial assets at fair value through profit or loss	(375)	-	(375)	-
Interest income on loans from Parent Company	(119)	(64)	(40)	(21)
Amortization of deferred debt issuance costs	36	-	30	-
Amortization of loan discounts	43	-	29	-
Other	50	(2)	-	19
Financial expense (income), net	2,755	691	(152)	260

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

Segments revenues and operating results:

	For the nine months ended September 30, 2024
	Search segment	Digital content segment	Adjustments (See below)		Total

Revenues from external customers	4,376	19,240	-		23,616
Inter segment revenues	-	183	(183)		-
Total revenues	4,376	19,423	(183)		23,616

Depreciation and amortization	-	-	2,282		2,282
Goodwill impairment	-	-	4,739		4,739
Segment operating income (loss)	1,053	(186)	(8,263)		(7,396)
Financial expenses, net	(21)	(131)	(2,603	)(*)	(2,755)
Segment income (loss), before income taxes	1,032	(317)	(10,866)		(10,151)

	For the nine months ended September 30, 2023
	Search segment	Digital content segment	Adjustments (See below)		Total

Revenues from external customers	16,593	47,138	-		63,731
Depreciation and amortization	-	-	2,202		2,202
Segment operating income (loss)	1,053	796	(3,327)		(1,478)
Financial expenses, net	(89)	(159)	(443	)(**)	(691)
Segment income (loss), before income taxes	964	637	(3,770)		(2,169)

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 11: SEGMENT REPORTING (Cont.)

	For the three months ended September 30, 2024
	Search segment	Digital content segment	Adjustments (See below)	Total

Revenues from external customers	789	5,492	-	6,281
Inter segment revenues	-	183	(183)	-
Total revenues	789	5,675	(183)	6,281

Depreciation and amortization	-	-	727	727
Segment operating income (loss)	335	13	(1,254)	(906)
Financial income (expenses), net	(11)	(57)	220 (*)	152
Segment income (loss), before income taxes	324	(44)	(1,034)	(754)

	For the three months ended September 30, 2023
	Search segment	Digital content segment	Adjustments (See below)		Total

Revenues from external customers	5,641	10,074	-		15,715
Depreciation and amortization	-	-	734		734
Segment operating income (loss)	287	(868)	(1,071)		(1,652)
Financial expenses, net	(8)	(113)	(139	)(**)	(260)
Segment income (loss), before income taxes	279	(981)	(1,210)		(1,912)

The “adjustment” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

	For the nine months ended September 30, 2024	For the three months ended September 30, 2024

Depreciation and amortization expenses not attributable to segments (***)	(2,282)	(727)
General and administrative not attributable to the segments (****)	(1,242)	(527)
Goodwill Impairment	(4,739)	-
	(8,263)	(1,254)

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share data)

NOTE 11: SEGMENT REPORTING (Cont.)

	For the nine months ended September 30, 2023	For the three months ended September 30, 2023

Depreciation and amortization expenses not attributable to segments (***)	(2,202)	(734)
General and administrative not attributable to the segments (****)	(1,125)	(337)
	(3,327)	(1,071)

(*)	Mainly consist of financial expenses from substantial debt terms modification loss, change in the fair value of financial assets and interest expenses on bank loans in connection with the Financing Agreement (see notes 6.B, 6.D, 6.E and 7).

(**)	Mainly consist of interest expenses on bank loans in connection with the Financing Agreement (see note 6.A, 6.B).

(***)	Mainly consist of technology and customer relations amortization costs from business combinations.

(****)	Mainly consist of salary and related expenses and professional consulting expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of September 30, 2024 and 2023, and the related statements of statement operation, statement of changes in shareholders’ equity and statements of cash flows for the nine and three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Our reporting currency and functional currency is the U.S. dollar. Unless otherwise expressly stated or the context otherwise requires, references in this prospectus to “NIS” are to New Israeli Shekels, and references to “dollars” or “$” mean U.S. dollars.

On July 10, 2024, our board of directors approved to effect a one-for-four consolidation of our share capital, pursuant to which holders of our shares of common stock will receive one share of common stock for every four shares of common stock held. The reverse split is not yet in effect, and will be effectuated upon approval by FINRA. Unless the context expressly indicates otherwise, all references to share and per share amounts referred to herein reflect the amounts before giving effect to the reverse split.

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

● our common stock may not be approved for listing on the Nasdaq Stock Market LLC (“Nasdaq”) or another recognized national exchange and many potential investors may be unwilling to purchase our common stock;

● our ability to receive credit facility or utilize existing credit facilities, to fund our operations, at favorable terms, or at all;

● our ability to pay our obligations when they become due, including our loan and facility agreements and Financing Agreement (as defined below);

● our subsidiaries’ future performance, including our ability to instill potential measures to assist Cortex and Gix Media in mitigating future economic harm;

● entry of new competitors and products, the impact of large and established internet and technology companies and potential technological obsolescence of our offered platforms; and

● political, economic and military conditions in Israel, including the attack by Hamas and the military hostilities with Hezbollah and Iran and other terrorist organizations from the Gaza Strip and elsewhere in the region and Israel’s war against them, as well as the war’s potential impact on our business and operation.

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

The term (the “June 2024 Facility Term”) of the June 2024 Credit Facility expires 12 months following the date of the June 2024 Facility Agreement (the “Initial Maturity Date”), provided that, if the effectiveness of an uplisting of our shares of common stock to a Nasdaq securities exchange (the “Uplist”) occurs prior to the Initial Maturity Date, the June 2024 Facility Term shall expire 12 months following the effective date of the Uplist. The June 2024 Facility Agreement sets forth a drawdown schedule as follows: (i) an aggregate of $350,000 was drawn down on the date of the Prior June 2024 Facility Agreement, (ii) an aggregate of $150,000 was drawn down upon the filing of the Registration Statement (as defined below) and (iii) an aggregate of $500,000 drawn down upon the effectiveness of the Uplist.

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

The June 2024 Lead Lender Fee Warrants were immediately exercisable upon issuance and have a three-year term from the issuance date. Following the closing of the Private Placement (as defined below), the exercise price of the June 2024 Lead Lender Fee Warrant was adjusted to $0.118, which is the effective price per share of common stock in the Private Placement, or the June 2024 Lead Lender Fee Warrant Adjusted Exercise Price, and the number of shares of common stock issuable upon the exercise of the June 2024 Lead Lender Fee Warrant was also adjusted to a total 21,186,440 shares, or the June 2024 Lead Lender Fee Warrant Adjusted Shares, such that the product of the June 2024 Lead Lender Fee Warrant Adjusted Exercise Price and the June 2024 Lead Lender Fee Warrant Adjusted Shares is equal to an aggregate exercise amount of $2.5 million. The June 2024 Lead Lender Fee Warrant was recognized at fair value and as of September 30, 2024, was classified as additional paid-in capital on the Company’s condensed consolidated balance sheets (see also note 6.E to our interim condensed consolidated financial statements ended September 30,2024)

We undertook to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register, inter alia, the resale by the June 2024 Lenders of shares of common stock underlying the June 2024 Credit Facility, the June 2024 Warrants and the June 2024 Conversion Units, which we filed on July 31, 2024.

On September 13, 2024, we submitted an application to uplist to the Nasdaq. The timing of the uplisting process depends on a variety of factors, including, but not limited to, overall market conditions. No assurance can be given that our application will be approved or that a trading market will develop.

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

Amendment to Certificate of Incorporation

On July 15, 2024, the Company filed an Amendment to its Certificate of Incorporation (the “Amendment”) to effect a 1-for-4 reverse stock split of the Company’s common stock, par value $0.0001 per share (the “Common Stock” and the “Reverse Stock Split”). The Amendment became effective upon filing, however the Reverse Stock Split is not yet in effect, and will be effectuated upon approval by FINRA. Upon the effectiveness of the Reverse Stock Split, every four (4) outstanding shares of the Company’s Common Stock will be converted into one (1) share of the Company’s Common Stock. The Reverse Stock Split will not change the par value of the Common Stock or the number of authorized shares of Common Stock, which is 490,000,000 shares of Common Stock. As a result of the Reverse Stock Split and upon its effectiveness, the number of shares of the Company’s Common Stock that may be purchased upon the exercise of outstanding warrants, options, or other securities convertible into, or exercisable or exchangeable for, shares of our Common Stock, and the exercise or conversion prices for these securities, will be ratably adjusted in accordance with their terms. All descriptions of our capital stock, including share amounts and per share amounts in this Quarterly Report, are presented before giving effect to the Reverse Stock Split.

Recent Developments Regarding Cortex

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

In connection with the acquisition of Cortex on October 13, 2021 (the “Cortex Acquisition”), Gix Media entered into a financing agreement with Bank Leumi Le Israel (“Leumi”), for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the Cortex Acquisition (the “Financing Agreement”). On July 25, 2022, Gix Media and Leumi entered into an addendum to the Financing Agreement according to which Leumi will provide Gix Media with a loan of up to $1,500,000 to be withdrawn at the discretion of Gix Media by no later than January 31, 2023 (the “Additional Loan”). The Additional Loan was withdrawn in connection with the purchase of the additional 10% of Cortex’s share capital on January 17, 2023. On October 10, 2023, Gix Media and Leumi entered into a second addendum to the Financing Agreement (the “Second Addendum”), according to which, effective as of September 26, 2023, certain provisions, including among others, the conditions of the financial covenants contained therein and the interest rate quote, were amended according to the agreed terms between the parties.

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

On July 13 2024, Gix Media and Leumi entered into a third addendum to the Financing Agreement according to which, inter alia, effective as of May 15, 2024 and until August 31, 2024: (i) the Company is obligated to transfer to Gix Media $600,000; (ii) a new covenant, measured by reference to positive EBTIDA was implemented; (iii) all payments due to the long-term bank loan from Leumi were deferred to August 31, 2024 and from September 1, 2024, payments will be repaid as schedule until the end of the long-term bank loan; (iv) a new $350,000 loan was granted to Gix Media on June 13, 2024, to be repaid until August 30, 2024, alongside the existing credit facility to Gix Media, which remains equal to 80% of Gix Media’s customer balance and (v) Gix Media is obligated to perform a reduction in expenses, including reduction in force.

Effective as of August 30, 2024, Gix Media and Leumi entered into a fourth addendum to the Financing Agreement, pursuant to which, inter alia: (i) subject to the receipt of at least $2,000,000 from the Company by no later than January 1, 2025, the existing credit facility to Gix Media shall be extended until February 27, 2025 and (ii) the repayment of the outstanding principal amounts of the long-term bank loans of Gix Media under Financing Agreement and an additional loan in the amount of $160,000, will be deferred until December 31, 2024 and from January 1, 2025, all due payments will be repaid as schedule until the end of the term of the long term bank loans (see also note 6.B to our interim condensed consolidated financial statements ended September 30, 2024).

Reincorporation in Nevada

On September 27, 2023, our stockholders approved to grant to the board of directors the power to effect a reincorporation of the Company from the State of Delaware to the State of Nevada by way of a parent-subsidiary merger (the “Reincorporation”). The Reincorporation will be effected pursuant to an Agreement and Plan of Merger to be entered between the Company and Viewbix Inc., a soon to be formed wholly-owned subsidiary under the laws of the State of Nevada (the “Surviving Corporation”), which will provide that the Company, as parent in this transaction, will merge with and into the Surviving Corporation. Upon the consummation of the Reincorporation, the Company will cease its legal existence as a Delaware corporation, and the Surviving Corporation will continue the Company’s business as the surviving corporation under the name “Viewbix Inc.” succeeding to all of the Company’s rights, assets, liabilities and obligations, except that its affairs will cease to be governed by the Delaware General Corporation Law and will be subject to the Nevada Revised Statutes. In addition, as approved by our stockholders, upon completion of the Reincorporation, the Company will adopt an Articles of Incorporation and new bylaws under the Nevada Revised Statues, which will replace its current Certificate of Incorporation and Bylaws. As of the date of this Quarterly Report, our Board of Directors has not effected the Reincorporation. The Reincorporation remains subject to obtaining approval of a tax ruling from the Israeli Tax Authority and the approval of FINRA. We anticipate that the Reincorporation will take effect in the first quarter of 2025.

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

Results of Operations

Results of Operations During the Three Months Ended September 30, 2024 as Compared to the Three Months Ended September 30, 2023

Our revenues were $6,281 thousand for the three months ended September 30, 2024, compared to $15,715 thousand during the same period in the prior year.

Our revenues from the Content Platform (excluding inter-segment revenues) were $5,492 thousand for the three months ended September 30, 2024, a decrease of $4,582 as compared to 10,074 thousand during the same period in the prior year. The reason for the decrease during the three months ended September 30, 2024, is due to the Cortex Adverse Effect.

Our revenues from Gix Media’s Search Platform were $789 thousand for the three months ended September 30, 2024, a decrease of $4,852 as compared to $5,641 thousand during the same period in the prior year. The reasons for the decrease during the three months ended September 30, 2024, is due to: (1) decrease in the amount of search referrals conducted by users, provided by Gix Media to Search Engines, caused primarily by changes and updates to internet browsers’ technology, which have caused a decrease in revenues from the direct model, and (2) a decrease in the number of searches received from Gix Media’s third-party strategic partners in the indirect model mainly as a result of decrease in the credit lines received from third-party strategic partners.

Our traffic-acquisition and related costs were $5,145 thousand for the three months ended September 30, 2024, a decrease of $9,381 compared to $14,526 thousand during the same period in the prior year. The reason for the decrease in the three months ended September 30, 2024, is due to the decrease in revenues from both the Content and Search Platforms during the three months ended September 30, 2024, as mentioned above.

Our research and development expenses were $338 thousand for the three months ended September 30, 2024, as compared to $700 thousand during the same period in the prior year. The reason for the decrease in the three months ended September 30, 2024, is due to the expense reduction in both the Content and Search Platforms during the three months ended September 30, 2024, as compared to the same period in the prior year.

Our selling and marketing expenses decreased to $329 thousand for the three months ended September 30, 2024, as compared to $680 thousand during the same period in the prior year. The reason for the decrease in the three months ended September 30, 2024, is due to the expense reduction primarily in salaries in the Content Platforms during the three months ended September 30, 2024, as compared to the same period in the prior year.

Our general and administrative expenses were $435 thousand for the three months ended September 30, 2024, as compared to $727 thousand during the same period in the prior year. The reason for the decrease in the three months ended September 30, 2024, is due to the expense reduction primarily in salaries, rental and headquarters expenses in the three months ended September 30, 2024, as compared to the same period in the prior year.

Our depreciation and amortization expenses for the three months ended September 30, 2024, were $727 thousand as compared to $734 thousand during the same period in the prior year.

Our other expenses for the three months ended September 30, 2024, were $213 compared to $0 during the three months ended September 30, 2023. The increase in our other expenses during the three months ended September 30, 2024, is mainly due to professional expenses incurred in connection with the Company’s planned Uplist.

Our net financial income was $152 thousand for the three months ended September 30, 2024, compared to $260 thousand net financial expenses during the same period in the prior year. The reason for the decrease in our net financial expenses and an increase in our financial income during the three months ended September 30, 2024, is mainly due to financing income recorded due to accounting treatment of financial instruments, created and recorded as part of the Company’s credit facilities.

Our income tax benefit was $59 thousand for the three months ended September 30, 2024, as compared to a $131 thousand tax benefit during the same period in the prior year. The reason for the decrease during the three months ended September 30, 2024, is due to the fact that during the three months ended September 30, 2023, the Company recorded a loss before tax on income from the Content Platform, which retroactively decreased the income tax expenses recorded for the previous quarters.

Results of Operations During the Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023

Our revenues were $ 23,616 thousand for the nine months ended September 30, 2024, compared to $ 63,731 thousand during the same period in the prior year.

Our revenues from Cortex’s Content Platform (excluding inter-segment revenues) were $19,240 thousand for the nine months ended September 30, 2024, a decrease of $27,898 as compared to $47,138 thousand during the same period in the prior year. The reason for the decrease during the nine months ended September 30, 2024, is due to the Cortex Adverse Effect.

Our revenues from Gix Media’s Search Platform were $4,376 thousand for the nine months ended September 30, 2024, a decrease of $12,217 thousand as compared to $16,593 thousand during the same period in the prior year. The reasons for the decrease during the nine months ended September 30, 2024, is due to: (1) decrease in the amount of search referrals conducted by users, provided by Gix Media to Search Engines, caused primarily by changes and updates to internet browsers’ technology, which have caused a decrease in revenues from the direct model, and (2) a decrease in the number of searches received from Gix Media’s third-party strategic partners in the indirect model mainly as a result of decrease in the credit lines received from third-party strategic partners.

Our traffic-acquisition and related costs were $19,214 thousand for the nine months ended September 30, 2024, a decrease of $37,343 compared to $56,557 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2024, is due to the decrease in revenues from both the Content and Search Platforms during the three months ended September 30, 2024, as mentioned above.

Our research and development expenses were $1,600 thousand for the nine months ended September 30, 2024, compared to $ 2,213 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2024, is due to the reduction of expenses in the Search and Content Platform, primarily in salaries and technological services.

Our selling and marketing expenses were $1,440 thousand for the nine months ended September 30, 2024, which is a decrease of $678 thousand as compared to $2,118 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2024, is due to the expense reduction primarily in salaries in the Content and Search Platforms during the nine months ended September 30, 2024, as compared to the same period in the prior year.

Our general and administrative expenses were $1,737 thousand for the nine months ended September 30, 2024, compared to $2,119 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2024, is due to the Company’s expenses reduction primarily in salaries and professional services during the nine months ended September 30, 2024, as compared to the same period in the prior year.

Our depreciation and amortization expenses were $2,282 thousand for the nine months ended September 30, 2024, as compared to $2,202 thousand during the same period in the prior year.

A goodwill impairment loss of $4,739 thousand was recorded during the nine months ended September 30, 2024, compared to $0 during the nine months ended September 30, 2023. The total amount of goodwill impairment loss recognized by us, during the nine months ended September 30, 2024, was related to the Content Platform (see also note 5.B to our interim condensed consolidated financial statements ended September 30,2024).

Our net financial expenses were $2,755 thousand for the nine months ended September 30, 2024, compared to $691 thousand during the same period in the prior year. The reason for the increase during the nine months ended September 30, 2024, is mainly due to financing expenses recorded due to accounting treatment of financial instruments, created and recorded as part of the Company’ credit facilities and private placement.

Our income tax benefit was $82 thousand for the nine months ended September 30, 2024, as compared to $40 thousand income tax expenses during the same period in the prior year. The reason for the change during the nine months ended September 30, 2024, is due to the decrease in income before tax.

Liquidity and Capital Resources

As of September 30, 2024, we had current assets of $12,894 thousand, consisting of $1,405 thousand in cash and cash equivalents, $42 thousand restricted deposits, $6,091 thousand in accounts receivable, $1,433 thousand in other current assets and $3,923 thousand in a loan to our Parent Company.

As of September 30, 2024, we had non-current assets of $17,907 thousand, consisting of $83 thousand in deferred taxes, $36 thousand in property and equipment net, $10,273 thousand in intangible assets net and $7,515 thousand in goodwill.

As of September 30, 2024, we had $16,931 thousand in current liabilities consisting of $9,970 thousand in accounts payable, $834 thousand in other payables and $5,081 thousand in short term loans and current maturities of long-term loans, $290 thousand in derivative warrant liability and $756 thousand in short-term convertible loans.

As of September 30, 2024, we had $2,304 thousand in non-current liabilities consisting of $1,080 thousand long-term loans and $1,224 thousand in deferred taxes.

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

We had a negative working capital of $4,037 thousand compared to a negative working capital of $1,968 thousand as of September 30, 2024, and December 31, 2023, respectively.

During the three months ended September 30, 2024, we had a positive cash flow from operating activities of $534 thousand, which was the result of $695 thousand in net loss, $332 thousand from positive adjustments to operating activities, and $897 thousands from positive changes in assets and liabilities items.

During the nine months ended September 30, 2024, we had positive cash flow from operating activities of $1,990 thousand, which was the result of $10,069 thousand in net loss, $9,093 thousand from positive adjustments to operating activities, and $2,966 thousands from positive changes in assets and liabilities items.

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

As of September 30, 2024, the Company has also provided several liens under Financing Agreement with Leumi in connection with the Cortex Acquisition, as follows: (1) a guarantee to Leumi of all of Gix Media’s obligations and undertakings to Leumi, unlimited in amount; (2) a subordination letter on behalf of the Company to Leumi; (3) a first ranking asset charge over all of the assets of the Company; and (4) a Deposit Account Control Agreement over the Company’s bank accounts.

According to the Financing Agreement, Gix Media undertook to meet financial covenant of positive EBITDA over the life of the loans. As of September 30, 2024, Gix Media is in compliance with the financial covenant in connection with the Financing Agreement.

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

Management’s response to these conditions included reduction of salaries and related expenses and reduction of professional services in the research and development, selling and marketing functions, reduction of other operational expenses, such as lease costs and overheads, as well as creation of new partnerships and other new income sources. In addition, the Company entered into facility agreements and a private placement agreement, through which it has raised capital. Additionally, the Company plans to effect the Uplist and submitted an application to the Nasdaq, after which, if the Uplist is successful, in accordance with the terms of the aforesaid private placement and facility agreements, the Company is expected to receive additional funds. Furthermore, the Company’s subsidiaries entered into an addendum to the loan agreement with Leumi pursuant to which loans repayments were deferred while short term credit lines with Leumi continued to be utilized. However, there is significant uncertainty as to whether the Company will further succeed in implementing its plans or be able to secure additional funds when needed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, the Company’s chief executive officer and chief financial officer, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), the Company’s disclosure controls and procedures were effective as of the end of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unless and until our common stock is approved for listing on a recognized national exchange, many potential investors may be unwilling to purchase our common stock

Our common stock currently trades on the OTCQB Pink Sheets. Many funds and other potential investors are unable or unwilling to purchase stocks on the OTCQB Pink Sheets, being required or simply preferring to purchase stocks that have been approved for listing on a recognized national exchange, such as the Nasdaq or the NYSE. Recognizing this situation, on September 13, 2024, we submitted an application to uplist to the Nasdaq. The timing of the Nasdaq uplisting process will depend on a variety of factors, including, but not limited to, overall market conditions. No assurance can be given that our application will be approved or that a trading market will develop. Unless and until we successfully uplist, potential investor interest in our common stock may be muted, which may adversely affect our company and the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We generally finance our operations primarily through a combination of cash flow generated from operations and borrowings under our credit facilities, loans, and through credit with our vendors. Our ability to access capital through our existing credit facilities and raise additional capital by expanding our credit facilities on economically favorable terms (including available borrowing line and the rate of interest charged thereunder) or at all, or if we are in violation of our financial covenants in the future and do not receive a waiver, depends on our ability to stay in compliance with the Financing Agreement. The Financing Agreement poses certain limitations, as explained elsewhere in this Quarterly Report. In addition, and as a result of the decrease in the Company’s revenues, our financial performance has been negatively impacted, which may affect the terms on which we are able to obtain credit facilities and loans.

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

In addition, during August 2024, we renegotiated the terms of the Financing Agreement and entered into the Fourth Addendum to the Financing Agreement. The availability of the credit facilities to Gix Media is subject to us successfully raising additional capital and depositing at least $2,000,000 with Gix Media. If the Company, Cortex and Gix Media cannot maintain compliance with the terms and covenant of the Financing Agreement, or if we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned operations, and/or consider reductions in personnel costs or other operating costs, in addition to the measures currently contemplated pursuant to the Financing Agreement.

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

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer
Date: November 19, 2024		(Principal Executive Officer)

	By:	/s/ Shahar Marom
	Name:	Shahar Marom
	Title:	Chief Financial Officer
Date: November 19, 2024		(Principal Financial Officer)