Form 10-K
period 2024-12-31
Viewbix Inc.
filed 2025-03-21
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $111 thousands as of June 30, 2024, based upon the closing price of the common stock, par value $0.0001 per share (“Common Stock”) on that date.

As of March 20, 2025, there were 5,296,945 shares of Common Stock outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview and Recent Developments

Viewbix Inc. (the “Registrant”, “Viewbix” or the “Company”) was incorporated in the State of Delaware on August 16, 1985, under a predecessor name, The InFerGene Company (“InFerGene Company”). On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., an Ohio corporation, which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc. (“Zaxis”). Our principal executive offices are located at 11 Derech Menachem Begin Street, Ramat Gan, Israel 5268104. Our website address is https://view-bix.com/ and our telephone number is + 972 9-774-1505. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report and is not incorporated by reference herein. We have included our website address in this Annual Report solely for informational purposes. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as we, that file electronically, with the SEC at www.sec.gov.

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

Reorganization Transaction with Gix Media Ltd.

On December 5, 2021, the Company entered into a certain Agreement and Plan of Merger with Gix Media Ltd. (“Gix Media”), an Israeli company and the majority-owned (77.92%) subsidiary of Gix Internet, the Parent Company and Vmedia Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, Merger Sub merged with and into Gix Media, with Gix Media being the surviving entity and a wholly-owned subsidiary of the Company (the “Reorganization Transaction”).

On September 19, 2022, the Reorganization Transaction was consummated and as a result, all outstanding ordinary shares of Gix Media, having no par value (the “Gix Media Shares”) were delivered to the Company in exchange for the Company’s shares of Common Stock. As a result of the Reorganization Transaction, the former holders of Gix Media Shares, who previously held approximately 68% of the Company’s Common Stock, held approximately 97% of the Company’s Common Stock, and Gix Media became a wholly owned subsidiary of the Company.

June 2024 Facility Agreement

On July 22, 2024, we entered into an amended and restated facility agreement (the “June 2024 Facility Agreement”) for a $1 million (the “June 2024 Facility Loan Amount”) credit facility (the “June 2024 Credit Facility”) with the 2023 Loan Lenders and certain lenders set forth therein (the “June 2024 Lenders”) that amends and restates the prior facility agreement entered into on June 18, 2024 between the Company and the June 2024 Lenders (the “Prior June 2024 Facility Agreement”). In addition to the June 2024 Facility Loan Amount, the June 2024 Facility Agreement contemplates the inclusion of an additional $530,657 of outstanding debt owed by the Company to the June 2024 Lenders (the “June 2024 Prior Loan Amount”, and together with the June 2024 Facility Loan Amount, the “June 2024 Loan Amount”), which June 2024 Prior Loan Amount is entitled to certain rights under the June 2024 Credit Facility.

The term (the “June 2024 Facility Term”) of the June 2024 Credit Facility expires 12 months following the date of the June 2024 Facility Agreement (the “Initial Maturity Date”), provided that, if the effectiveness of an uplisting of our shares of Common Stock to Nasdaq securities exchange (the “Uplist”) occurs prior to the Initial Maturity Date, the June 2024 Facility Term shall expire 12 months following the effective date of the Uplist. The June 2024 Facility Agreement sets forth a drawdown schedule as follows: (i) an aggregate of $350,000 was drawn down on the date of the Prior June 2024 Facility Agreement, (ii) an aggregate of $150,000 was drawn down upon the filing of the Registration Statement (as defined below) and (iii) an aggregate of $500,000 drawn down upon the effectiveness of the Uplist.

The June 2024 Credit Facility accrues interest at a rate of 12% per annum, and we will also pay such interest on the June 2024 Prior Loan Amount, which is equal to $183,679 (the “June 2024 Facility Interest”). The June 2024 Facility Interest was paid in advance for the first year of the June 2024 Facility in (i) shares of our Common Stock at a conversion rate of $1.00 for each U.S. dollar of June 2024 Facility Interest accrued on the respective June 2024 Loan Amount, equal to an aggregate of 183,679 shares of Common Stock (the “June 2024 Facility Shares”) and (b) a warrant to purchase a number of shares of Common Stock equal to the June 2024 Facility Shares (the “June 2024 Facility Warrant”).

Immediately following the effectiveness of an Uplist, if any, (i) $662,957 of the June 2024 Loan Amount will convert into shares of common stock at a conversion rate equal to $1.00 per share of our common stock (the “June 2024 Convertible Stock”) and (ii) we will issue a warrant in substantially the same form and on substantially the same terms as a June 2024 Facility Warrant to purchase a number of shares of our common stock equal to the June 2024 Convertible Stock with an exercise price of $1.00 per share (the “June 2024 Conversion Warrant”, and (i) and (ii), collectively a “June 2024 Conversion Unit”). Such portion of the June 2024 Loan Amount that is not converted into a June 2024 Conversion Unit will remain outstanding and will not convert following the Uplist. For the duration of the June 2024 Facility Term of the June 2024 Credit Facility, the June 2024 Lenders may elect to convert such unconverted portion of the June 2024 Loan Amount into additional June 2024 Conversion Units or, upon the expiration of the June 2024 Facility Term, such unconverted portion of the June 2024 Loan Amount will be repaid in accordance with the terms of the June 2024 Facility Agreement.

The June 2024 Facility Warrants were exercisable upon issuance at an exercise price of $1.00 per share of Common Stock, subject to certain beneficial ownership limitations and price adjustments set forth therein, and have a three-year term from the issuance date.

In addition and in connection with the June 2024 Credit Facility, we agreed to pay L.I.A. Pure Capital Ltd. (the “June 2024 Lead Lender”) a commission consisting of (i) 50,000 shares of Common Stock, (ii) a warrant in substantially the same form and on substantially the same terms as the June 2024 Facility Warrant to purchase 50,000 shares of Common Stock with an exercise price of $1.00 per share (the “June 2024 Lead Lender Warrant”) and (iii) a warrant to purchase 625,000 shares of Common Stock with an exercise price of $4.00 per share, representing an aggregate exercise amount of $2.5 million, subject to beneficial ownership limitations and adjustments (the “June 2024 Lead Lender Fee Warrant” and together with the June 2024 Lead Lender Warrant and the June 2024 Facility Warrants, the “June 2024 Warrants”).

The June 2024 Lead Lender Fee Warrants were exercisable upon issuance and have a three-year term from the issuance date. Following the closing of the Private Placement (as defined below), the exercise price of the June 2024 Lead Lender Fee Warrant was adjusted to $0.472, which is the effective price per share of Common Stock in the Private Placement, or the June 2024 Lead Lender Fee Warrant Adjusted Exercise Price, and the number of shares of Common Stock issuable upon the exercise of the June 2024 Lead Lender Fee Warrant was also adjusted to a total 5,296,610 shares, or the June 2024 Lead Lender Fee Warrant Adjusted Shares, such that the product of the June 2024 Lead Lender Fee Warrant Adjusted Exercise Price and the June 2024 Lead Lender Fee Warrant Adjusted Shares is equal to an aggregate exercise amount of $2.5 million. The June 2024 Lead Lender Fee Warrant was recognized at fair value and as of December 31, 2024, was classified as additional paid-in capital on the Company’s condensed consolidated balance sheets (see also note 10.E to our audit financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report.)

We undertook to file a registration statement with the SEC to register, inter alia, the resale by the June 2024 Lenders of the shares of Common Stock underlying the June 2024 Credit Facility, the June 2024 Warrants and the June 2024 Conversion Units, which we filed on July 31, 2024.

On September 13, 2024, we submitted an application to uplist to the Nasdaq. The timing of the uplisting process depends on a variety of factors, including, but not limited to, overall market conditions. No assurance can be given that our application will be approved or that a trading market will develop.

Private Placement

On July 3, 2024, we entered into a definitive securities purchase agreement (the “Purchase Agreement”) with a global investment firm (the “Lead Investor”) for the purchase and sale in a private placement (the “Private Placement”) of units (the “Units”) consisting of (i) 256,875 shares of our Common Stock (the “PIPE Shares”) and (ii) Common Stock purchase warrants (the “PIPE Warrants”) to purchase up to 385,332 shares of our Common Stock (the “PIPE Warrant Shares”) to the Lead Investor and other investors (collectively, the “Investors”) acceptable to the Lead Investor and us. The Private Placement closed on July 3, 2024. The purchase price per Unit was $1.00. The aggregate gross proceeds to us from the Private Placement were $256,875.

The PIPE Warrants were exercisable upon issuance at an exercise price of $1.00 per share, subject to certain adjustments and certain anti-dilution protection set forth therein, and have a three-year term from the issuance date. In addition, the PIPE Warrants are subject to an automatic exercise provision in the event that our shares of Common Stock are approved for listing on the Nasdaq Capital Market.

In connection with the Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, we are required to file a resale registration statement (the “PIPE Registration Statement”) with the SEC to register for resale of the PIPE Shares issued in the Private Placement and the PIPE Warrant Shares issuable upon exercise of the PIPE Warrants, within 30 days of the date of the Purchase Agreement, and to have such PIPE Registration Statement declared effective within 30 days following the filing date of the PIPE Registration Statement in the event the PIPE Registration Statement is not reviewed by the SEC, or 60 days following the filing date of the PIPE Registration Statement in the event the PIPE Registration Statement is reviewed by the SEC. We will be obligated to pay certain liquidated damages if we fail to file the PIPE Registration Statement when required, fail to cause the PIPE Registration Statement to be declared effective by the SEC when required, or if we fail to maintain the effectiveness of the PIPE Registration Statement. On July 31, 2024 we filed the PIPE Registration Statement.

The Purchase Agreement and the Registration Rights Agreement also contain representations, warranties, indemnification and other provisions customary for transactions of this nature. In addition, pursuant to the Purchase Agreement, we agreed to abide by certain customary standstill restrictions for a period of 30 days following the effective date of the PIPE Registration Statement. In addition, while the PIPE Warrants are outstanding, the Investors shall not, and shall cause its affiliates to not enter into or effect, directly or indirectly, hedging transactions that establish a net short position. Upon the closing of the Private Placement, we reimbursed the Lead Investor $10,000 for actual and documented fees and expenses incurred. In addition, we paid a commission to the Lead Investor of (i) a cash fee of $12,844 and (ii) 12,844 shares of our Common Stock.

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

The First July 2024 Facility Loan Amount will remain available until the earliest to occur of (a)(i) it is drawn down in full, (ii) the 36-month anniversary of the First July 2024 Facility Agreement and (b) upon such date that the Company completes a $2.0 million financing transaction (the “First July 2024 Facility Term”). In the event the First July 2024 Facility Term lapses, the First July 2024 Facility Loan Amount shall be repaid to the First July 2024 Lender immediately thereafter.

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

The First July 2024 Credit Facility accrues interest at a rate of 12% per annum (the “First July 2024 Facility Interest”). The First July 2024 Facility Interest was paid in advance for the first year of the First July 2024 Facility in (i) 300,000 shares of our Common Stock at a conversion rate of $1.00 for each U.S. dollar of First July 2024 Facility Interest accrued on the respective First July 2024 Facility Loan Amount, and (ii) 300,000 warrants to purchase a number of shares of our Common Stock at a conversion rate of $1.00 for each U.S. dollar of First July 2024 Facility Interest accrued on the respective First July 2024 Facility Loan Amount (the “First July 2024 Facility Warrants”). The First July 2024 Facility Warrants were exercisable upon issuance at an exercise price of $1.00 per share of Common Stock, subject to certain beneficial ownership limitations and price adjustments set forth therein, and have a three-year term from the issuance date.

Immediately following the effectiveness of the Uplist, (i) $100,000 of the First July 2024 Facility Loan Amount will convert in shares of common stock at a conversion rate of $1.00 per share (such amount of shares converted, the “First July 2024 Convertible Stock”), and, (ii) we will issue a warrant to purchase such amount of First July 2024 Convertible Stock, with an exercise price of $1.00 per share (the “First July 2024 Conversion Warrant”, and together with the First July 2024 Convertible Stock, a “First July 2024 Conversion Unit”, and collectively the “First Uplist Conversion”). The remaining First July 2024 Facility Loan Amount outstanding and not converted following the First Uplist Conversion shall remain available for the duration of the First July 2024 Facility Term, whereby, upon the lapse of the First July 2024 Facility Term, such amount shall be repaid to such First July 2024 Lender.

In addition and in connection with the First July 2024 Credit Facility, we agreed to pay the First July 2024 Lender a one-time fee consisting of: (i) 125,000 shares of our Common Stock, representing five percent (5%) of the First July 2024 Facility Loan Amount at a conversion rate of $1.00 and (ii) a warrant to purchase 250,000 shares of our Common Stock with an exercise price of $1.00 per share (the “First July 2024 Facility Fee Warrant” and together with the First July 2024 Facility Warrants, the “First July 2024 Warrants”).

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

The Second July 2024 Credit Facility accrues interest at a rate of 12% per annum (the “Second July 2024 Facility Interest”). The Second July 2024 Facility Interest was paid in advance for the first year of the Second July 2024 Facility in (i) 360,000 shares of our Common Stock at a conversion rate of $1.00 for each U.S. dollar of Second July 2024 Facility Interest accrued on the respective Second July 2024 Facility Loan Amount, and (ii) 360,000 warrants to purchase a number of shares of our Common Stock at a conversion rate of $1.00 for each U.S. dollar of Second July 2024 Facility Interest accrued on the respective Second July 2024 Facility Loan Amount (the “Second July 2024 Facility Warrants”). At the second-year anniversary of the Second July 2024 Credit Facility, the Second July 2024 Facility Interest will be paid by us in cash to the Second July 2024 Lenders. The Second July 2024 Facility Warrants were exercisable upon issuance at an exercise price of $1.00 per share of Common Stock, subject to certain beneficial ownership limitations and price adjustments set forth therein, and have a three-year term from the issuance date.

Immediately following the effectiveness of the Uplist, (i) $160,000 of the Second July 2024 Facility Loan Amount will convert into shares of Common Stock at a conversion rate of $1.00 per share (such amount of shares converted, the “Second July 2024 Convertible Stock”), and (ii) we will issue a warrant to purchase such amount of Second July 2024 Convertible Stock, with an exercise price of $1.00 per share (the “Second July 2024 Conversion Warrant”, and together with the Second July 2024 Convertible Stock, a “Second July 2024 Conversion Unit”, and collectively the “Second Uplist Conversion”). The remaining Second July 2024 Facility Loan Amount outstanding and not converted following the Second Uplist Conversion shall remain available for the duration of the Second July 2024 Facility Term, whereby, upon the lapse of the Second July 2024 Facility Term, such amount shall be repaid to such Second July 2024 Lender.

In addition and in connection with the Second July 2024 Credit Facility, we agreed to pay the Second July 2024 Lenders a one-time fee consisting of 150,000 shares of our common stock, representing five percent (5%) of the Second July 2024 Facility Loan Amount at a conversion rate of $1.00.

We undertook to file a registration statement with the SEC to register, inter alia, the resale by the Second July 2024 Lenders of shares of Common Stock underlying the Second July 2024 Credit Facility, the Second July 2024 Facility Warrants and the Second July 2024 Conversion Units, which we filed on July 31, 2024.

Metagramm Securities Exchange Agreement

On July 31, 2024, we entered into an amended and restated securities exchange agreement, or the 2024 SEA, with Metagramm Software Ltd., or Metagramm, pursuant to which we agreed to issue to Metagramm 9.99% of our issued and outstanding capital stock on a post-closing basis in exchange for 19.99% of Metagramm’s issued and outstanding share capital on a post-closing basis. The transactions contemplated by the 2024 SEA are expected to close following the Uplist, subject to satisfaction of customary closing conditions.

Services Agreements

On July 14, 2024 and July 25, 2024, we entered into consulting agreements (the “Consultant Agreements”) with certain consultants (the “Consultants”) pursuant to which the Consultants agreed to provide certain services to us. As partial compensation, we issued 120,000 shares of our Common Stock (the “Consultant Shares”) to the Consultants.

Amendment to Certificate of Incorporation

On July 15, 2024, the Company filed an Amendment to its Certificate of Incorporation (the “Amendment”) to effect a 1-for-4 reverse stock split of the Company’s Common Stock, (the “Common Stock” and the “Reverse Stock Split”). The Amendment became effective upon filing, and the Reverse Stock Split became effective at market open on March 14, 2025, following the process and announcement by FINRA. As a result of the Reverse Stock Split, every four (4) outstanding shares of the Company’s Common Stock were converted into one (1) share of the Company’s Common Stock. The Reverse Stock Split did not change the par value of the Common Stock or the number of authorized shares of Common Stock, which is 490,000,000 shares of Common Stock. Consequently, the number of shares of the Company’s Common Stock that may be purchased upon the exercise of outstanding warrants, options, or other securities convertible into, or exercisable or exchangeable for, shares of our Common Stock, and the exercise or conversion prices for these securities, have been ratably adjusted in accordance with their terms. All descriptions of our capital stock, including share amounts and per share amounts in this Annual Report, are presented after giving effect to the Reverse Stock Split.

Recent Developments Regarding Cortex

On October 13, 2021, Gix Media acquired 70% (on a fully diluted basis) of the share capital of Cortex (the “Cortex Acquisition”), an Israeli private company operating in the field of online media and advertising. In consideration for the Cortex Acquisition, Gix Media paid NIS 35 million in cash (approximately $11 million), out of which an amount of $0.5 million was deposited in trust for a period of 12 months from the closing date. The Cortex Acquisition also includes the obligation and right of Gix Media to acquire 30% of Cortex’s share capital in three equal tranches, each at the beginning of 2023, 2024 and 2025 (“Remaining Balance Shares”), such that following the acquisition of all of the Remaining Balance Shares, Gix Media will hold 100% of Cortex’s share capital on a fully diluted basis. On January 23, 2023, Gix Media purchased an additional 10% of Cortex’s share capital. In January 2024 and January 2025, Gix Media did not purchase an additional 10% of Cortex’s share capital, as Cortex did not meet certain Key Performance Indicators (KPIs), as conditioned in the definitive agreements of the Cortex Acquisition.

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

Effective as of August 30, 2024, Gix Media and Leumi entered into a fourth addendum to the Financing Agreement, pursuant to which, inter alia: (i) subject to the receipt of at least $2,000,000 from the Company by no later than January 1, 2025, the existing credit facility to Gix Media shall be extended until February 27, 2025 and (ii) the repayment of the outstanding principal amounts of the long-term bank loans of Gix Media under the Financing Agreement and an additional loan in the amount of $160,000, will be deferred until December 31, 2024 and from January 1, 2025, all due payments will be repaid as schedule until the end of the term of the long term bank loans (see also note 10.B to our audit financial statements for the year ended December 31, 2024).

Effective as of January 29, 2025, Gix Media and Leumi entered into a fifth addendum to the Financing Agreement, pursuant to which, inter alia: (i) the existing credit facility to Gix Media was extended to March 31, 2025; (ii) the repayment schedule of all outstanding obligations under the long term bank loans of Gix Media under the Financing Agreement, was deferred until the actual deposit by the Company in Gix Media’s account of an investment account equal to the amounts of the deferred long term bank loans owned by Gix Media, which in any event shall be no later than March 31, 2025; (iii) upon such deposit date, all deferred payments shall be immediately repaid using the deposited amounts and any remaining amounts from any other sources; (iv) all remaining future due payments will be repaid as scheduled until the end of the updated terms of each long term bank loan.

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

Gix Media also provides traffic referral services to Search Engines through the referral of traffic of users who engage search ads generated by Gix Media, or the “Seach to Search” model. These ads are displayed on SERP’s Search Engines’ result pages (SERP) that are purchased by the Company from other Search Engines (such as Yahoo! Bing / Microsoft Ads and Google). When such user clicks on these search ads, Gix Media refers the user to a paid offering from a Search Engine which contains ads that are related to the initial ad made by Gix media (the Company buys ad space from Search Engines and sell them to other search ads while profiting from the price difference).

Content Platform

Cortex’s Content Platform produces engaging content and marketing material in various languages to various target audiences, in order to generate revenues from advertisements displayed together with the content, which are posted on digital content, marketing and advertising platforms (“Third Party Platforms”). Cortex acts as a digital content platform that publishes content written by creative writers and editors which it employs. The content is displayed on several different content websites owned by Cortex, covering various subjects including culture, history, trips, pets, entertainment and leisure, food, etc. (the “Cortex Websites”). Cortex developed capabilities that enable it and its customers to profit from the original content which it publishes by advertising the content on Third Party Platforms. In order to advertise its content on Third Party Platforms, Cortex purchases media (ad spaces) on the Third Party Platforms. Readers are exposed to the articles on the Third-Party Platforms and may choose to read them by clicking an ad, after which readers are directed automatically to the Cortex Websites where the content is posted.

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

Additionally, through the direct model Gix Media operates its Search to Search model and provides traffic referral services to the Search Engines through the referral of traffic of users who engage search ads generated by Gix Media.

The revenues generated by Gix Media from the Search Platform applying this model, constituted approximately 64% and 20% of the total revenues of Gix Media for the fiscal year-ended December 31, 2024 and December 31, 2023, respectively.

Cortex operates its Content Platform using the direct model through an Artificial Intelligence (“AI”) based system developed by Cortex, which connects user traffic and advertisers (the end customers of Cortex) who advertise on the Cortex Websites through online, algorithmic, and customized advertising. See “Item 1. Description of Business - Business Overview - Products and Services - Content Platform”, for further information on the AI system and other systems devolved by Cortex.

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

The revenues generated by Gix Media from the Search Platform applying this model, constituted approximately 37% and 80% of the total revenues of Gix Media for the fiscal year-ended December 31, 2024 and December 31, 2023, respectively.

Growth Strategy

●	Growth through Mergers and Acquisitions. We continue to identify attractive opportunities in the digital advertising market and examine different options to perform additional acquisitions. We will focus on companies that operate in emerging industries and which present considerable commercial potential. We believe that we can expand our footprint in our industry through mergers and acquisitions, which will also lead to the recruitment of additional human capital thereby supporting existing and new customer needs.

●	Expansion of Product Range, Search Platform. In 2025 we intend to focus on the expansion of our product range by the development and distribution of new products in attractive yet related sectors. In addition we intend to develop new products and enter into new collaborations that will focus on increasing the number of search referrals to Search Engines, and in particular we intend to focus on new products for the Search to Search model.

●	Expansion of Product Range, Content Platform. We intend to expand the RSOC (as defined below) model to cover additional languages such as German, French, Spanish and Portuguese. In addition, we are expanding and intend to continue to expand, by the use of AI technology, the amount of content and the reach of our content to new categories and verticals. We also will focus on increasing our media purchases on current Third Party Platforms and to enter into new Third Party Platforms, including by technological developments and studying the characteristics of the Third Party Platforms.

Products and Services

Search Platform

●	Add-ons to internet browser (referral of searches directly and indirectly). Internet users download free browser add-ons, usually from browser stores. These browser add-ons enhance browser capabilities when activated by the user, and offer users services such as file converters, video players, radio players, games, safe internet usage, different designs of backgrounds, different calculators and more. In addition, these add-ons allow us to refer the searches of these users to the customers of the Search Engines.

●	Desktop and mobile apps (referral of searches directly and indirectly). Free software products for Apple and PC computers provide users services similar to the add-ons of the internet browsers. After the users download these software products, they grant permission to us to refer the searches performed on these products to the Search Engines.

●	Searches to Search (referral of searches directly). The process of referring searches to Search Engines starts with the purchase of search results ads on Search Engines’ result pages (such as Yahoo!, Bing, Microsoft Ads and Google). The ad will offer the user a link to receive information or content on a certain subject. Users who click these ads will be directed to the result page of the Search Engine that displays relevant content from the Search Engines, based on the search terms related to the search result ad. This process involves acquiring search result ads that appear on Search Engines’ results pages in response to relevant user queries. The monetization process of the “Search to Search” activities of Gix Media occurs through advertising on Search Engines, where the generated user traffic is directed to search result ads on other Search Engines’ result pages, creating a cycle of buying and selling search-based advertisements. of ad buying and selling.

Stage A: Search result ads purchased by Gix Media are displayed on a Search Engine’s result page.

Microsoft Bing
Birthday flowers
ALL
WORK
SHOPPING
IMAGES
VIDEOS
MAPS
NEWS
Also try: birthday flower arrangements · birthday flowers and balloons · birthday flowers delivered
2,160,000 Results
Any time
Results near Seattle, Washington · Change
$25 Birthday Flowers - Contoso Same Day Delivery
www.contoso.com
Ad Contoso Flower Arrangements are Sold at a Great Price, With Same Day Delivery Available. Our Selection of Professionally Arranged Flowers is Second-To-None, as are Our Bouqet Arrangers.
contoso.com has been visited by 10K+ users in the past month
Types: Birthday, Special Someone, Sympathy, Congrats, Get Well Soon
Flowers - From $19.99 · Birthday Flowers - From $29.99
Birthday Flowers
Same Day Delivery
Flowers With a Loving Note
$20 Flowers
Best Deals
Fresh, Vibrant, Beautiful
Wish Them Well
Send a Smile Today!
Deliver Flowers, Gifts, and more
Deliver Same Day
20% Off All Flowers on Fridays
Bouqets Under $25
Fabrikam Birthday Flower Boqet with 30% Off Delivery
www.fabrikam.com
Ad Discover Our Beautiful Boqets For Any Event. Professional Florists Are Available During Store Hours to Help You Acheive The Perfect Designer Look, or The Perfect Way to Show a Special Someone That You Care.
Farm Fresh · Local Delivery Available · Have Bouqets Delivered Same Day
Flowers: Special Occasion, Get Well, Birthday Wishes, Best Sellers, Seasonal Bouqets
To Show Excitement
Share the Love With Our Exciting Deals on Bouqets. All 20% Off Now!
To Show Sympathy
Deliver Flowers and Gifts to Show that You Care. Same Day Delivery.
See Birthday flowers
Ads
Flowers - Same Day Delivery...
$23.99
Contoso
Flower Deliveries - Birthday...
$26.99
Fabrikam
Birthday Bouqet Delivery
$40.99
Fabrikam
Flowers And Plants For Birt...
$19.99
Contoso
Best Deals On Flowers - Bir...
$25.99
Fabrikam
Same Day Birthday Flowe...
$35.99
Fabrikam

○	Stage B: Search results are displayed to the user after the user clicked the ad content.

When purchasing these search result ads, we receive assistance from Search Ads, a system that we developed for the purpose of managing the purchase process. These self-designed systems will then find an optimal combination designed to yield maximum profits at a given time in relation to specified variables, such as: the costs of the ad space, the payment that we will receive as a result of user traffic that was referred by our content ads on this ad space, the amount of available user traffic for the different search terms and the click percentage of each such search. In addition, our self-designed system can also stop a purchase and change prices for the purpose of maximizing performance.

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

●	Data matching with external platforms. This layer receives data from external partners – mainly costumers while combining other layers of information from media suppliers and integrating statistical models that were developed by Gix Media. Later on, these enriched data sets are sent back to our suppliers to optimize and accurate or media buying goals so we can lower media cost and increase sale value of purchased ads. This feature is mainly used for the Search to Search model.

●	Website Management System. The free software, such as the desktop apps, mobile apps and browser add-ons owned by Gix Media, are marketed in some cases through dedicated websites. This system enables two main functions:

●	Management and design of websites, including choosing the types of websites, defining texts, designing, and selecting images.

●	Adoption of the website according to the functionality of each free software or browser add-on.

●	Landing Page and Companion Information Management System. This system allows for adjustments between a variety of landing pages and companion information for each of Gix Media’s products. The adjustments generated by the system vary according to the type of product, regulatory requirements, operating systems, and type of browser. The system supports landing pages for the distribution of browser add-ons and free software for Apple operating systems and for Microsoft operating systems.

This system consists of two main modules:

●	A system for managing and defining various landing pages for different products. In this module, a wide selection of landing page types can be defined, along with defining texts, design, and selecting images. The system includes a collection of logical commands that allow for quick action.

●	A landing page submission system which presents the landing page and the relevant companion information with the appropriate functionality for each free software or browser add-on.

●	Distribution Management System. This system is an automated management interface based on a collection of logical commands that distributes the traffic routes from internet users to various Search Engines. This system predefines the desired country and the desired portion of traffic to be routed to that country.

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

The following illustration describes the Readers’ traffic acquisition process for the Cortex Websites:

The Software manages the traffic activities of Users to the Cortex Websites by re-directing their traffic from Third Party Platforms (such as Yahoo, AOL, Zamenta and Outbrain). By using machine learning and AI, the Software analyzes the properties of a given User and compares the data to the historical data of other Users and then analyzes the probability that the given User’s interaction with the promoted content will advance to a conversion process, by either viewing the promoted ad on the Cortex Websites or by clicking on the promoted ad (“Conversion”).

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

Collaboration with Third Party Websites

We collaborate with third party websites, which allows us to extend the Content Platform’s business model to more websites, in addition to the Cortex Websites. These collaborations generate a sub-domain (a “Third-party Sub-Domain”) on such third party website which features a selection of Cortex’s digital content, managed and operated by Cortex’s employees. Advertisers generally prefer to advertise on the Third-Party Sub-Domains due to their relatively high reputation and familiarity, typically leading to higher advertising rates and increased revenue from the Third-Party Sub-Domains. In accordance with this model, Cortex shares the profits generated from the traffic on the Third-Party Sub-Domains, with the third party website owners.

The following illustration describes the collaboration with third party websites:

1. Readers are exposed to our ads in different platforms and Networks

Alaskan Salmon Chowder

2. Clicking on our widgets direct the reader to an article on the 3rd Party Sub Domain

3. Readers are exposed to advertisements inserted in Cortex articles (inside the 3rd Party sub domain)

HERALDWEEKLY
PEOPLE TRAVEL FOOD SPORTS ENTERTAINMENT
PEOPLE
The Other Sides Of Elvis: What You Never Knew About The King Of Rock
Share on Facebook
Elvis Struggled To Remain Young
It seems, in the land of celebrity, that there are no lengths a star will not go to for a chance to be young again. Not to relive old memories, but to create new ones, to feel fresh, to once again stand at the height of their fame and power.
ADVERTISEMENT
SPLENDID 90%
HeraldWeekly.com
ADVICE
SUPPORT
ADVERTISEMENT
BoroughBox
Elvis Presley was no different. He fought a difficult battle to stay young that

Google ADX

Appnexus

Content to Google Search (RSOC)

In response to the MFA changes and in order to minimize the Cortex Adverse Effect, Cortex expanded its revenue strategy through the development of a new business model, which directs searches through content to Google’s search platform called “related search for content” or RSOC. The process of directing the search to Google is enabled by Cortex’s algorithm and begins with the purchase of targeted advertisements (media) on Third Party Platforms (such as Facebook, Outbrain, Taboola) with the aim of engaging users in specific categories (such as health, insurance, cars, etc.). After users click on the advertisements, they are directed to the additional content on the Cortex Websites related to those advertisements, which include selected search terms. Clicking on these terms leads to Google’s search results page. Google, in turn, displays ads from its clients, who are various advertisers. For searches directed by Cortex to Google, a payment is made by Google, which constitutes part of the amount Google receives from the advertisers. Cortex’s capabilities in digital content creation and campaign management enable the direct cooperation with Google on the RSOC platform.

The following illustration describes the RSOC model:

1. Readers are exposed to our ads in different platforms and Networks

2. Clicking on our widgets direct the reader to an article containing Google's recommended KWs

Herald WEEKLY

Search for...

Understanding Medicare Coverage for Laser Fat Removal

Published on January 26, 2025 By Ofira Hang

Laser fat removal is increasing in popularity. It offers a less painful alternative to liposuction, with fewer side effects. It's particularly valuable for patients with severe health conditions exacerbated by excess fat. Here's how Medicare can help cover the costs under specific circumstances.

Related searches

- Fat Burning Machine for Home Use
- Laser Lipo Machine Uk
- Best Lipo Laser Machine
- Fat Burning Machine Amazon

Laser fat removal works by targeting fat cells with energy waves that break down cell walls. These cells are then removed through a small incision, offering a smoother and quicker recovery than conventional methods. The procedure is often recommended for patients facing serious health issues like morbid obesity or to remove cancerous lesions, aiding overall health and mobility.

Google's recommended KWs

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

As of December 31, 2024, Gix Media has one major customer, a reputable international Search Engine (“Gix Major Customer”). Gix Media has generated revenues of approximately $4.4 million from the Gix Major Customer, constituting approximately 88% of the total revenues of Gix Media during the year ended December 31, 2024. Our relationship with this Gix Major Customer originated in 2013 upon the signing of an exclusive cooperation agreement, which is extended from time to time. In March 2020, an extension of the foregoing agreement was signed, whereby the term of the agreement was extended until October 26, 2023, was automatically renewed for an additional one year period until October 26, 2024, and will continue to be automatically renewed for additional one year periods, unless either party gives notice of non-renewal 90 days’ in advance.

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

As of the date of this Annual Report, Cortex has one major customer from its Content Platform operations, Google, which it engages directly through a services agreement by and between its subsidiary Samyo Technologies Ltd. and Google Ireland Limited. (“Google”). The services agreement was entered into on July 31, 2023 and is effective for two years and thereafter will automatically be renewed for additional one year periods, unless either party gives notice of non-renewal 60 days’ in advance. Prior to the services agreement directly with Google, Cortex engaged with Google through a services agreement with Total Media Ltd. (“Total Media”). Cortex has generated revenues of approximately $5.5 million from Total Media and Google, constituting approximately 25% of the total revenues of Cortex during the year ended December 31, 2024.

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

Content Platform

As of the date of this Annual Report, there are companies that develop different types of software products, which enable partial performance of the operations that are performed by the Content Platform of Cortex. As of the date of this Annual Report, the Company cannot estimate its size and positioning with relation to its other competitors and its size in the digital content market. Our main competitors in this market include: Aporia, Tonic, System One, Spike Media, Front Story, Predicto and Kueez.

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

During the years ended December 31, 2024 and December 31, 2023, the total R&D expenses of the Company in the Search Platform, through Gix Media, were $0.8 million and $1.5 million, respectively.

We estimate that during the twelve months following the date of this Annual Report, we will invest a total amount of approximately $0.5 million in R&D expenses in the Search Platform, primarily to improve our existing services and technologies on this platform.

Cortex focuses its R&D efforts in the Content Platform on improving its algorithm and AI, and on preparing work and monitoring tools for the creators of digital advertising.

During the year ended December 31, 2024, the total R&D expenses of the Company in the Content Platform were $1.0 million.

We estimate that during the twelve months following the date of this Annual Report, we will invest a total amount of approximately $0.5 million in R&D expenses in the Content Platform, primarily to improve our existing services and technologies on this platform.

Government Regulation

Our ability, and the ability of other marketing technology companies, to collect, augment, analyze, use, process and share data relies upon the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. The processes used to identify devices are governed by U.S. and foreign laws and regulations and are dependent upon their implementation within the industry ecosystem. Such laws, regulations, and industry standards change frequently, including those relating to the level of consumer notice, consent and/or choice required when a company uses data for certain purposes, including advertising, or employs cookies or other electronic tools to collect data about interactions with users online. Legislators and Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personal data, and regarding the use of analytic tools, tracking technologies and cookies

We may be subject to a number of U.S. federal and state laws and foreign laws and regulations that affect companies conducting business on the internet. The manner in which existing laws and regulations will be applied to the internet in general, and how they will relate to our business in particular remain unclear and subject to change. Accordingly, we cannot be certain how existing laws will be interpreted or how they will evolve in areas such as user privacy, data protection, content, use of “cookies,” access changes, “net neutrality,” pricing, advertising, distribution of “spam,” intellectual property, distribution, protection of minors, consumer protection, taxation and online payment services.

For example, in the United States various federal laws have been passed, imposing obligations regarding the processing of personal data. This trend began with the California Consumer Privacy Act (“CCPA”) which came into force on 1 January 2020. Since then, several US states have passed similar privacy laws regulating the processing of personal data. The most recent data privacy legislation includes the Delaware Personal Data Privacy Act (“DPDPA”), the Iowa Consumer Data Protection Act (“ICDPA”), the Nebraska Consumer Data Privacy Act (“NCDPA”), the New Hampshire Privacy Act (NHPA”) and the New Jersey Data Privacy Act (“NJDPA”), all of which came into effect on January 1, 2025. This laws and others like them create numerous obligations for the businesses and service providers as well as rights for data subjects and individuals. The Digital Millennium Copyright Act (the “DMCA”), which aims to reduce the liability of online service providers in certain situations if their users engage in copyright infringement, and other federal laws, for example Children’s Online Privacy Protection Rule that restrict online service providers’ collection of user data on minors as well as distribution of materials deemed harmful to minors. In many respects, these state laws focus on advertising activities, mandating that businesses that engage in certain advertising uses of consumer personal data to offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. These state privacy laws also provide consumers other rights, such as to access, correct or delete their personal data (subject to certain limitations), opt out of certain processing of their personal data, and impose special rules on the collection of data from minors, as well as transparency and data governance obligations. Additionally, various states have in recent years passed laws containing registration and transparency requirements for data brokers and other requirements. Such a wide range of obligations under privacy and related legislation and regulation could increase our potential liability and adversely affect our business. Furthermore, there are also a number of legislative proposals pending before the U.S. Congress and various state legislative bodies concerning various data protection topics, including, privacy, children data, data brokers, which could affect us. Several federal laws such as the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act, the Children’s Online Privacy Protection Act (“COPPA”) or the Federal Trade Commission (“FTC”) Act could also be applicable to some of our activities.

The interpretation of data protection laws and related laws and regulations, and their application to the internet, is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways and in a manner that is not consistent with our current data protection or business practices.

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

Foreign data protection, privacy and other laws and regulations may affect our business, and such laws can be more restrictive than those in the United States. For example, in Israel, the Protection of Privacy Law, 5741-1981 (and the regulations thereunder, together, the “Israeli Privacy Protection Law”) impose obligations regarding processing, transferring and securing of personal data, such as the requirement to properly notify data subjects, prior to collecting their personal data, regarding the nature and purposes of the collection and use of their personal data and whether the provision of such data is a legal requirement or subject to their free will and consent; the requirement to obtain valid informed consent from data subjects prior to collecting and using their personal data; conditions with respect to transfer of personal data outside Israeli borders; conditions and restrictions regarding the use of any personal data for direct mailing; obligations to meet certain data subject rights (such as access, rectification and deletion right; as well as data security obligations under Privacy Protection Regulations (Data Security) 2017. In addition, in 2023, the Privacy Protection Regulations (Provisions Regarding Information Transferred to Israel from the European Economic Area), 2023 (“EU Regulations”) were enacted and consequently provide, in certain cases, additional rights to data subjects from the EEA and Israel.

Lack of compliance with the Israeli Privacy Protection Law could result in enforcement actions, litigation (including class actions), fines and penalties. Material amendment to the Israeli Privacy Protection Law was approved by the Israeli Parliament in August 2024 and will take effect on August 14, 2025 (“Amendment 13”). Among other things, Amendment 13 expands the Privacy Protection Authority investigation authority and the monetary sanctions that can be imposed for breach of the Israeli Privacy Protection Law, to substantial amounts that may reach in certain cases millions of NIS.

In the European Union, similar data protection rules exist, as well as privacy legislation restricting the use of cookies and similar technologies (for example, the ePrivacy Directive discussed below). According to the General Data Protection Regulation (“GDPR”), of personal data is only allowed on condition that the data subject has given his or her informed consent, or that a different legal basis for such processing or collection exists and justifies the processing of the personal data in question. Moreover, the GDPR, has a wide territorial scope, as well as a broad definition of personal data which may include geolocation data and online identifiers, the collection and processing of which imposes more stringent legal requirements. Further, the GDPR includes stringent operational, legal and administrative requirements for companies that process personal data and contains significant penalties for non-compliance. These laws and regulations generally define personal data to include location data and online identifiers, which are commonly used and collected parameters in digital advertising and, among other things, impose stringent user consent requirements and permit data subjects to request we discontinue using certain data. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. In addition, new European initiatives have been announced by the European legislators and regulators relating to, or that could impact cybersecurity, e-commerce, non-personal data, copyright, artificial intelligence or cookies and tracking technologies. Notable recent initiatives include the Digital Operational Resilience Act (“DORA”) applicable as of 17 January 2025 or the Data Act, whose obligations will mostly be applicable from September 2025 onwards.

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

In addition, the U.K.’s General Data Protection Regulation (the “UK GDPR”), imposes robust obligations for the collection, control, use, sharing, disclosure and other processing of personal data and contains documentation and accountability requirements for data protection compliance, as well as similar requirements and obligations as those included in the EU GDPR. Both the EU GDPR and the UK GDPR expose us to similar fines and may subject us to increased compliance risk based on differing, and potentially inconsistent or conflicting interpretation and enforcement by regulators and authorities (particularly, if the laws are amended in the future in divergent ways). Failure to comply with these obligations can result in significant fines and other liability under applicable law. In particular, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the UK GDPR) or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of data between us and our subsidiaries, including employee data and other forms of company data such as marketing data, CRM data, or candidate data.

Data privacy legislation restricts the cross-border transfer of personal data. Specifically, the GDPR, and the U.K. GDPR, generally prohibit the transfer of personal data from the Europe and U.K., to third countries unless the transfer is to an entity established in a country deemed to provide adequate protection (such as Israel or the U.K.) or the parties to the transfer have implemented specific safeguards to protect the transferred personal data, such as the EU or UK Standard Contractual Clauses (“SCCs”) or a certification under the EU-US Data Privacy Framework (“DPF”). The European Data Protection Board (“EDPB”) released a comment on the supplementary measures that companies may use to ensure an ‘EU level’ of data protection - such as conducting impact assessment for data transfers, which assess the use of SCCs on a case-by-case basis, taking into account the legal regime applicable in the destination country, and in particular applicable surveillance laws and rights of individuals as well as considering additional technical and organizational measures and/or contractual provisions that may be needed to be put in place. On June 4, 2021, the European Commission issued a new set of SCCs under the GDPR for data transfers. These modernized SCCs replace the three sets of SCCs that were adopted under the previous Data Protection Directive 95/46. In addition, on February 2, 2022, the Secretary of State of the U.K. laid before the Parliament the international data transfer agreement (IDTA) and the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers (Addendum), which came into force on March 21, 2022, following Parliamentary approval. Contracts involving data processing which are based on the old EU SCCs and concluded on or before September 21, 2022, continued to provide appropriate safeguards under the U.K. GDPR until March 21, 2024. In some jurisdictions like the EU, UK and Israel, the law and guidance on data transfers is rapidly developing and recent developments will require us to review and may require us to amend or supplement the legal mechanisms by which we make and/or receive personal data transfers.

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

These laws and regulations result in significant compliance costs and could result in restricting the growth and profitability of the Company’s business by impeding the development of new services. The cost of complying with existing or new data privacy or data protection laws and regulations may limit our ability to gather the personal data needed to provide our services. It could negatively impact the use or adoption of our services, reduce overall demand for our services, make it more difficult for us to meet expectations from or commitments to our clients, lead to significant fines, penalties, or liabilities for noncompliance, or impact our reputation, any of which could harm our business.

We may incur substantial fines if we violate any laws or regulations relating to the collection or use of personal data. Our actual or alleged failure to comply with applicable privacy or data protection laws, regulations, and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity and costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations. See “Item 1.A Risk Factors - Risks Related to Data Protection Regulation,” for further information.

Human Capital Management

As of March 18, 2025, we (either directly through Viewbix, or through either Gix Media or Cortex) employ 21 full-time employees or consultants. Of these employees or consultants, 3 are employed or engaged by Gix Media, 14 are employed or engaged by Cortex and 4 primarily perform general administrative, business development and financial consulting tasks for Viewbix, Gix Media or Cortex. None of our employees are members of a union or subject to the terms of a collective bargaining agreement.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary. These risks include, among others, the following:

Risks Associated with Our Business and Industry

●	Our success depends, in part, upon the continued demand of digital advertising as an integral part of corporate marketing and internal communications plans and the continued growth and acceptance of digital advertising as effective alternatives to traditional offline marketing products and services;

●	Online platform updates, including operating systems, search engines, browsers and social media might affect our ability to generate revenues, temporarily or permanently;

●	Should the providers of internet browsers, advertisement platforms and Search Engines further regulate, constrain or limit our ability to offer digital advertising platforms, or materially change their guidelines, technology or the way they operate, our ability to generate revenue from advertising could be significantly reduced;

●	We depend on supply sources to provide us with advertising inventory in order for us to deliver advertising campaigns in a cost-effective manner;

●	Reliance upon our top customers may adversely affect our revenue and operating results;

●	Our Search Platform depends heavily upon revenue generated from the material agreement with our Gix Major Customer, and any adverse change in that agreement could adversely affect our business, financial condition and results of operations;

●	Reliance upon material suppliers may adversely affect our revenue and operating results;

●	We may not be able to generate enough cash flow to meet our debt obligations or fund our other liquidity needs;

●	Our success is dependent on the preferences of consumers, internet users and advertisers; and

●	The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Risks Related to our Competition

●	Large and established internet and technology companies, such as Google and Facebook, play a substantial role in the digital advertising market and may significantly impair our ability to operate in this industry;

●	The digital advertising market is highly competitive. If we cannot compete effectively in this market, our revenues are likely to decline; and

●	Our implementation and use of artificial intelligence technologies may not be successful, which may impair our ability to compete effectively, result in reputational harm and have an adverse effect on our business.

Risks Related to our Intellectual Property

●	If we cannot enforce and protect our intellectual property rights, our business could be adversely affected; and

●	We may in the future be subject to claims of intellectual property infringement that could adversely affect our business.

Risks Related to Data Protection Regulation

●	We may not be able to protect our systems, technology and infrastructure from cyberattacks;

●	A failure in our technology infrastructure may adversely affect our business and financial condition and disrupt our customers’ businesses;

●	Our business depends on our ability to collect and use data, and any limitation on the collection and use of this data could significantly diminish the value of our platforms and cause us to lose customers and revenue;

●	Regulations, legislation, or self-regulation developments relating to privacy, data collection and protection, e-commerce, and internet advertising, privacy and data collection and protection, and uncertainties regarding the application or interpretation of existing or newly adopted laws and regulations, could harm our business and subject us to significant legal liability for non-compliance;

●	We rely on third-party Internet, mobile, and other products and services to deliver our mobile and web applications our customers, and any disruption of, or interference with, our use of those services could adversely affect our business, financial condition, results of operations, and customers; and

●	As the regulatory framework for artificial intelligence evolves, including with respect to unintentional bias and discrimination, our business, financial condition, and results of operations may be adversely affected.

Risks Related to Our Common Stock

●	Shares of Common Stock issuable upon the conversion of warrants may substantially increase the number of shares of Common Stock available for sale in the public market and depress the price of our Common Stock;

●	The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance and sale, lead to dilution of existing stockholders or adversely affect the market;

●	Our Common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in our stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment;

●	Our Common Stock is quoted on the OTC Markets, Pink Tier and is thinly traded, and as a result the sale of your holding may take a considerable amount of time;

●	Our share price has fluctuated significantly and could continue to fluctuate significantly;

●	Delaware law contains provisions that could discourage, delay or prevent a change in control of our Company, prevent attempts to replace or remove current management and reduce the market price of our stock.

Risks Related to our Operations in Israel

●	Conditions in Israel, including Israel’s conflicts with Hamas and other parties in the region, as well as political and economic instability, may impede our ability to operate and harm our financial results;

●	Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings; and

●	It may be difficult to enforce a judgment of a U.S. court against us, our officers and directors or the Israeli experts named in our reports filed with the SEC in Israel or the United States, to assert U.S. securities laws claims in Israel or to serve process on our officers and directors and these experts.

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

Our top ten customers represented approximately 79% and 65% of our consolidated revenue for the years ended December 31, 2024 and 2023, respectively on a pro forma basis. It is likely that we will depend on a relatively small number of customers for a significant portion of our revenue in the future. If a top customer fails to pay us, cash flow from operations would be impacted and our operating results and financial condition could be harmed. Additionally, if we were to lose a material customer, we may not be able to offer our services at similar utilization or pricing levels and such loss could have an adverse effect on our business until the services are offered at similar utilization or pricing levels.

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

We are dependent on certain material suppliers and service providers for some of the services we render. In certain cases, we rely on a single supplier and/or service provider for the services we offer our customers. In most cases we do not have long term contracts with these suppliers, and even in the cases where we do the contracts include significant qualifications that would make it extremely difficult for us to force the supplier or service provider to provide us with their services, should they choose not to do so. We are therefore subject to the risk that these third-parties we work with will not be able or willing to continue to provide us with services that meet our specifications, quality standards and delivery schedules. Factors that could impact these third parties’ willingness and ability to continue to provide us with the required services include disruption at or affecting their facilities, such as work stoppages or natural disasters, adverse weather or other conditions that affect their supply, their financial conditions and / or deterioration in our relationships with these third parties. In addition, we cannot be sure that we will be able to provide the services we need on satisfactory terms. Any increase in costs could reduce our revenues and harm our gross margins. In addition, any loss of a material supplier and/or service provider may permanently cause a change in one or more of our services that may not be accepted by our customers or cause us to eliminate that product altogether.

We may not be able to receive credit facility to fund our operations, on favorable terms, or at all.

We generally finance our operations primarily through a combination of cash flow generated from operations and borrowings under our credit facilities, loans, and through credit with our vendors. Our ability to access capital through our existing credit facilities and raise additional capital by expanding our credit facilities on economically favorable terms (including available borrowing line and the rate of interest charged thereunder) or at all, or if we are in violation of our financial covenants in the future and do not receive a waiver, depends on our ability to stay in compliance with the Financing Agreement. The Financing Agreement poses certain limitations, as explained elsewhere in this Annual Report. In addition, and as a result of the decrease in the Company’s revenues, our financial performance has been negatively impacted, which may affect the terms on which we are able to obtain credit facilities and loans.

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

We have financed our acquisitions principally through the raising of debt, credit facilities, and our operations through credit with our vendors. Our ability to continue our operations and to pay our obligations, including under the Financing Agreement and credit facilities (as described elsewhere in this Annual Report), when they become due is contingent upon obtaining additional financing.

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

The report of our independent registered public accounting firm on our audited consolidated financial statements for the year ended December 31, 2024, contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Until we can generate significant recurring cash flow, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay or reduce the scope of our operations.

Global pandemics may negatively impact the global economy in a significant manner for an extended period of time, and also adversely affect our business and operating results.

The outbreak of a global pandemic, may result in a widespread health crisis that may adversely affect businesses, economies and financial markets worldwide, and as a result placing constraints on the operations of businesses, decreased consumer mobility and activity, and significant economic volatility in international capital markets. For example, during the years 2020-2021, the COVID-19 pandemic caused an economic recession, high unemployment rates and other disruptions, both in the United States, Israel and the rest of the world. While the COVID-19 pandemic has not adversely affected our business, an outbreak of other global pandemics and any of these impacts, including the prolonged continuation of these impacts, could in the future, adversely affect our business and operating results and heighten many of the other risks described in these “Risk Factors.”

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

These companies, along with other large and established Internet and technology companies, may also leverage their power to make changes to their web browsers, operating systems, platforms, networks or other products or services in a way that impacts the entire digital advertising marketplace. If we fail to comply or adopt to such changes, on the same level as our competitors, it may harm our ability to compete effectively in our market and operate in our market.

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

Our business increasingly relies on artificial intelligence technologies. The legislative and regulatory framework for this technology is rapidly evolving, and we may not always be able to anticipate how to respond to these laws or regulations. Many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations governing the use of such technologies. There is also an increase in litigation in a number of jurisdictions, including the United States, relating to the development, security and use of artificial intelligence.

For example, on May 17, 2024, Colorado enacted the Colorado AI Act. The Colorado AI Act creates duties for developers and for those that deploy AI. There is a specific focus on bias and discrimination. The Act will go into effect on February 1, 2026. Federal artificial intelligence legislation has also been introduced in the U.S. Senate. Such additional regulations may impact our ability to develop, use and commercialize artificial intelligence and machine learning technologies in the future. Furthermore, in October 2023, President Biden issued the Executive Order on Safe, Secure and Trustworthy Artificial Intelligence (“The Order”) with the goal of promoting the “safe, secure, and trustworthy development and use of artificial intelligence in the United States.” The Order established certain new standards for the training, testing and cybersecurity of sophisticated artificial intelligence models, and instructed other federal agencies to promulgate additional regulations. Even though The Order was rescinded by President Trump on January 20, 2025, it may still indicate a trend towards federal AI regulation, which could increase our potential liability and adversely affect our business.

The most comprehensive legislation passed in the area of AI in the European Union is the EU Artificial Intelligence Act (the “EU AI Act”), effective from February 2, 2025, with different provisions becoming gradually applicable on different dates. The EU AI Act contains a list of prohibited practices, classifies certain AI systems as high risk, depending on the level of risk they pose, includes transparency obligations for providers and deployers of certain AI systems, and includes obligations and requirements around general-purpose AI models and general-purpose AI systems. For example, fines for noncompliance include fines of the higher of €35,000,000 or up to 7 percent of a company’s total worldwide annual turnover for non-compliance with prohibited AI practices, or the higher of €7,500,000 or up to 1 percent of a company’s total worldwide annual turnover for the supply of incorrect, incomplete, or misleading information to notified bodies and national competent authorities in certain contexts. Noncompliance with the EU AI ACT could also result in other consequences such as loss of business opportunities or reputational damage.

It is possible that the adoption of new laws and regulations in other jurisdictions, or the interpretation of existing laws and regulations, may affect the operation of our platforms and services and the way in which we use artificial intelligence, including with respect to how we train our models, unintentional bias and discrimination. Failure to comply with such laws or regulations could subject us to legal or regulatory liability. Further, the cost of complying with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

Shares of Common Stock issuable upon the conversion of warrants may substantially increase the number of shares of Common Stock available for sale in the public market and depress the price of our Common Stock.

As of December 31, 2024, we had outstanding: (i) Class J Warrants exercisable to purchase 32,584 shares of Common Stock at an exercise price of $53.76 per share of Common Stock; (ii) Class K Warrants exercisable to purchase 32,584 shares of Common Stock, at an exercise price of $89.60 per share of Common Stock; (iii) 2023 Warrants exercisable to purchase 120,000 shares of Common Stock, at an exercise price of $2.00 per share of Common Stock; (iv) June 2024 Facility Warrants exercisable to purchase 183,679 shares of Common Stock at an exercise price of $1.00 per share of Common Stock; (v) a June 2024 Lead Lender Warrant exercisable to purchase 50,000 shares of Common Stock at an exercise price of $1.00 per share of Common Stock; (vi) a June 2024 Lead Lender Fee Warrant exercisable to purchase 5,296,610 shares of Common Stock at an exercise price of $0.472 per share of Common Stock; (vii) PIPE Warrants exercisable to purchase 385,332 shares of Common Stock at an exercise price of $1.00 per share of Common Stock; (vii) First July 2024 Facility Warrants exercisable to purchase 300,000 shares of Common Stock at an exercise price of $1.00 per share of Common Stock; (viii) First July 2024 Facility Fee Warrant exercisable to purchase 250,000 shares of Common Stock at an exercise price of $1.00 per share of Common Stock and (ix) Second July 2024 Facility Warrants exercisable to purchase 360,000 shares of Common Stock at an exercise price of $1.00 per share of Common Stock.

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

We are authorized to issue 490,000,000 shares of Common Stock, of which, as of December 31, 2024, 5,296,945 shares of Common Stock were outstanding. Additional shares of Common Stock may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares of Common Stock may adversely affect the market price of our Common Stock.

Our Certificate of Incorporation authorizes 10,000,000 shares of preferred stock, par value $0.0001 per share of which none were issued and outstanding as of December 31, 2024. The Board of Directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the Board of Directors may issue preferred stock which may convert into large numbers of shares of common stock and consequently lead to further dilution of other stockholders.

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

On November 7, 2022, the OTC Markets Group downgraded the quotation of our Common Stock from the OTCQB Markets to the OTC Markets, Pink Tier. Although on September 13, 2024, we submitted an application to uplist to the Nasdaq, the timing of the Nasdaq uplisting process will depend on a variety of factors, including, but not limited to, overall market conditions. No assurance can be given that our application will be approved or that a trading market will develop. The shares of our Common Stock are thinly-traded meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

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

The market price for our Common Stock, as well as the prices of shares of other technology and ad-tech companies, has been volatile. The following factors may cause significant fluctuations in the market price of our Common Stock:

●	negative fluctuations in our quarterly revenue and earnings or those of our competitors;

●	pending sales into the market due to the sale of large blocks of shares, due to, among other reasons, the expiration of any tax-related or contractual lock-ups with respect to significant amounts of our shares of Common Stock;

●	changes in our senior management;

●	changes in regulations or in policies of Search Engines or other industry conditions;

●	mergers and acquisitions by us or our competitors;

●	technological innovations;

●	the introduction of new products; and

●	the conditions of the securities markets, political, economic and other developments worldwide.

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

Risks Related to our Operations in Israel

Conditions in Israel, including Israel’s conflicts with Hamas and other parties in the region, as well as political and economic instability, may impede our ability to operate and harm our financial results.

Because all of our operations are conducted in Israel and all members of our board of directors and management as well as all of our employees and consultants, including employees of our service providers, are located in Israel, our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel. Since the establishment of the State of Israel in 1948 and in recent years, armed conflicts between Israel and its neighboring countries and terrorist organizations active in the region have involved missile strikes, hostile infiltrations, terrorism against civilian targets in various parts of Israel, and recently abduction of soldiers and citizens.

Following the October 7th attacks by Hamas terrorists in Israel’s southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies like the Houthi movement in Yemen and armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting the Syrian army, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although certain ceasefire agreements have been reached, and some Iranian proxies have declared a halt to their attacks, there is no assurance that these agreements will be upheld, military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries. Also, the fall of the Assad regime in Syria may create geopolitical instability in the region.

While our facilities have not been damaged during the current war, the hostilities with Hamas, Hezbollah, Iran and its proxies and others have caused and may continue to cause damage to private and public facilities, infrastructure, utilities, and telecommunication networks, and potentially disrupting our operations and supply chains. In addition, Israeli organizations, government agencies and companies have been subject to extensive cyber attacks. This could lead to increased costs, risks to employee safety, and challenges to business continuity, with potential financial losses. The continuation of the war has also led to a deterioration of certain indicators of Israel’s economic standing, for instance, a downgrade in Israel’s credit rating by rating agencies (such as by Moody’s, S&P Global, and Fitch).

In connection with the ongoing war, several hundred thousand Israeli military reservists were drafted to perform immediate military service, and military reservists are expected to perform long reserve duty service in the coming years. As of date of this Annual Report, none of our employees or consultants in Israel have been called to reserve duty and there has been no material impact on our business from past reserve services. However, certain of our employees and consultants in Israel, in addition to employees of our service providers located in Israel, may be called, for service in the current or future wars or other armed conflicts with Hamas, as well as the other pending or future armed conflicts in which Israel is or may become engaged, and such persons may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business, prospects, financial condition and results of operations. Additionally, the absence of employees of our Israeli suppliers and contract manufacturers due to their military service in the current or future wars or other armed conflicts may disrupt their operations, which in turn may materially and adversely affect our ability to deliver or provide products and services to customers.

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

The global perception of Israel and Israeli companies, influenced by actions by international judicial bodies, may lead to increased sanctions and other negative measures against Israel, as well as Israeli companies and academic institutions. There is also a growing movement among countries, activists, and organizations to boycott Israeli goods, services and academic research or restrict business with Israel, which could affect business operations. If these efforts become widespread, along with any future rulings from international tribunals against Israel, they could significantly and negatively impact business operations.

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

Finally, prior to the October 2023 war, the Israeli government pursued changes to Israel’s judicial system and has recently renewed its efforts to effect such changes. In response to the foregoing developments, certain individuals, organizations, and institutions, both within and outside of Israel, voiced concerns that such proposed changes, if adopted, may negatively impact the business environment in Israel. Such proposed changes may also lead to political instability or civil unrest. If such changes to Israel’s judicial system are pursued by the government and approved by the parliament, this may have an adverse effect on our business, results of operations, and ability to raise additional funds, if deemed necessary by our management and board of directors.

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

ITEM 2. PROPERTIES

We currently conduct the operations of our Search Platform and Content Platform from our offices in Ramat Hachayal Tel Aviv, which we have been occupying since September 1, 2016 for our Content Platform and since July 1, 2024 for our Search Platform. We pay a monthly fee of $15,000 for the lease of these offices, which we rent on a monthly basis.

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

Holders of Common Stock

As of December 31, 2024, there were approximately 2,853 stockholders of record of our Common Stock and 5,296,945 shares of our Common Stock outstanding.

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

Outstanding Warrants

The following table summarizes information of outstanding warrants as of December 31, 2024:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	32,584	July 2029	$53.76	32,584
Class K Warrants	32,584	July 2029	$89.60	32,584
2023 Warrants	120,000	December 2025	$2.00	120,000
June 2024 Facility Warrants	183,679	June 2027	$1.00	183,679
June 2024 Lead Lender Warrant	50,000	June 2027	$1.00	50,000
June 2024 Lead Lender Fee Warrant	5,296,610	June 2027	$0.472	5,296,610
PIPE Warrants	385,332	July 2027	$1.00	385,332
First July 2024 Facility Warrants	300,000	July 2027	$1.00	300,000
First July 2024 Facility Fee Warrants	250,000	July 2027	$1.00	250,000
Second July 2024 Facility Warrants	360,000	July 2027	$1.00	360,000

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report, the Company has authorized 1,076,254 shares of Common Stock for issuance under our 2023 Stock Incentive Plan (the “2023 Plan”). We do not grant options under our 2017 Employee Incentive Plan (the “2017 Plan”) as it was superseded by the 2023 Plan.

The following table summarizes information of outstanding options as of December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders (2017 Plan)	-	-	33,333
Equity compensation plans approved by security holders (2023 Plan)	12,756		1,076,254

2023 Stock Incentive Plan

The maximum number of shares of Common Stock available for issuance under the 2023 Plan is equal to the sum of (i) 625,000 shares of Common Stock plus (ii) an annual increase on the first day of each year beginning in 2024 and on January 1st of each calendar year thereafter and through January 1, 2034, equal to the lesser of (A) 5% of our outstanding capital stock on the last day of the immediately preceding calendar year; and (B) such smaller amount as determined by our Board of Directors if so determined prior to January 1 of a calendar year in which the increase will occur, provided that no more than 625,000 shares of Common Stock may be issued upon the exercise of Incentive Stock Options.

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

Recent Sales of Unregistered Securities

Upon the Closing of the Reorganization Transaction and pursuant to the terms of the agreement thereof, the Company issued 3,385,049 shares of Common Stock to shareholders of Gix Media in consideration for 100% of the outstanding share capital of Gix Media. The shares of Common Stock were issued under Regulation S of the Securities Act of 1933, as amended (“Regulation S”). See “Item 1. Description of Business - Reorganization Transaction with Gix Media Ltd.”, for further information.

On May 18, 2023, the Company issued 27,778 shares of restricted Common Stock to Amitay Weiss, a director of the Company. The shares of Common Stock were issued as a special bonus equity grant to Mr. Weiss and under Regulation S.

2023 Loan Agreement

On November 15, 2023, Viewbix Israel entered into a Loan Agreement (the “2023 Loan”) with certain lenders (the “2023 Loan Lenders”), whereby the Lenders provided Viewbix Israel with loans in the aggregate amount of $480,000 (which sum may be increased to up to $1,000,000, at the discretion of the 2023 Loan Lenders). In accordance with the terms of the 2023 Loan, the principal amount bears an annual interest at a rate of 9% and shall be repaid over the course of two years following January 1, 2024. In the event that Viewbix Israel fails to repay a part or all of the loan amount (including the accrued interest) and subject to certain conditions, the outstanding loan amount may be converted, at each 2023 Loan Lender’s discretion, into shares of the Company’s Common Stock, at a price per share equal to the 30-day average of the closing bid price of the Common Stock, calculated as of such date the respective portion of the outstanding loan amount becomes repayable.

In connection with the 2023 Loan, the Company issued to each 2023 Loan Lender a warrant to purchase shares of Common Stock (the “2023 Warrants”), such that the number of shares of Common Stock underlying each 2023 Warrant will reflect (one-for-one) the number of dollars provided by each Lender as part of the principal amount. Each 2023 Warrant has an exercise price per share of Common Stock of $2.00 and will expire and cease to be exercisable on December 31, 2025. The 2023 Warrants were issued to the Lenders pursuant to Regulation S (see note 10.D of our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K).

June 2024 Facility Agreement

On July 22 2024, we issued to the June 2024 Lenders, 183,679 shares of Common Stock and the June 2024 Facility Warrants to purchase an equal number of shares of Common Stock as an advance payment for the June 2024 Facility Interest accruing under the June 2024 Credit Facility for the first year. In addition, in connection with the June 2024 Credit Facility, we issued to the Lead Lender, 50,000 shares of Common Stock and the June 2024 Lead Lender Warrant to purchase 50,000 shares of Common Stock and the June 2024 Lead Lender Fee Warrant to purchase 625,000 shares of Common Stock. The securities were issued to the June 2024 Lenders and the Lead Lender pursuant to Regulation S. See “Item 1. Description of Business -June 2024 Facility Agreement”, for further information.

Private Placement

On July 3, 2024, we entered into a Purchase Agreement with the Investors pursuant to which we issued 256,875 shares of Common Stock and the PIPE Warrants to purchase up to 385,332 shares of Common Stock. In addition, upon the closing of the Private Placement, we issued 12,844 shares of our Common Stock to the Lead Investor as part of its commission fee. The securities were issued to the Investors and the Lead Investor pursuant to Regulation S. See “Item 1. Description of Business -Private Placement”, for further information.

First July 2024 Facility Agreement

On July 22, 2024, we issued to the First July 2024 Lender, 300,000 shares of Common Stock and 300,000 First July 2024 Facility Warrants, as an advance payment of the First July 2024 Facility Interest accruing under the First July 2024 Credit Facility for the first year. In addition, we issued to the First July 2024 Lender a one-time fee consisting of 125,000 shares of Common Stock, and the First July 2024 Facility Fee Warrant to purchase 250,000 shares of Common Stock. The securities were issued to the First July 2024 Lender pursuant to Regulation S. See “Item 1. Description of Business - First July 2024 Facility Agreement”, for further information.

Second July 2024 Facility Agreement

On July 28, 2024 we issued to the Second July 2024 Lenders, 360,000 shares of Common Stock and 360,000 Second July 2024 Facility Warrants, as an advance payment of the Second July 2024 Facility Interest accruing under the Second July 2024 Credit Facility the first year. In addition, we issued to the Second July 2024 Lenders a one-time fee consisting of 150,000 shares of our Common Stock. The securities were issued to the Second July 2024 Lenders pursuant to Regulation S. See “Item 1. Description of Business - Second July 2024 Facility Agreement”, for further information.

Services Agreements

On July 14, 2024 and July 25, 2024, we issued 120,000 shares of Common Stock to the Consultants as partial compensation for their services under the Consulting Agreements. The shares were issued to the Consultants pursuant to Regulation S. See “Item 1. Description of Business - Service Agreements.”, for further information.

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

 Results of Operations during the year ended December 31, 2024, as compared to the year ended December 31, 2023

Revenues for the year ended December 31, 2024, were $26,941 thousand as compared to $79,613 thousand for the year end December 31, 2023.

Our revenues from Cortex’s Content Platform were $21,972 thousand for the year ended December 31, 2024, a decrease of $37,172 as compared to $59,144 thousand during the year end December 31, 2023. The reason for the decrease during the year ended December 31, 2024. The reason for the decrease during the year ended December 31, 2024, is due to the Cortex Adverse Effect. The Company expects that the Content Platform will focus its operations on and revenue growth from the RSOC model.

Our revenues from Gix Media’s Search Platform for the year ended December 31, 2024, totaled $4,969 thousand, representing a decrease of $15,500 thousand compared to $20,469 thousand for the year ended December 31, 2023.

Our revenue from Gix Media’s Search Platform’s direct model was $3,200 thousand for the year ended December 31, 2024, compared to $4,094 thousand for the year ended December 31, 2023. During the year ended December 31, 2024, the number of search referrals to the Gix Major Customer conducted by users from the direct model was 55.1 million, compared to 93.5 million for the year ended December 31, 2023. The decrease in user search referrals is primarily due to changes and updates in internet browsers’ technology, which have reduced the scale of distribution of the Company’s products through the direct model. The Company anticipates that its revenues from add-ons to internet browsers will continue to decrease due to changes and updates in internet browsers’ technology while its revenues from the Search to Search model will increase.

Our revenue from Gix Media’s Search Platform’s indirect model was $1,847 thousand for the year ended December 31, 2024, compared to $16,375 thousand for the year ended December 31, 2023. During the year ended December 31, 2024, the number of search referrals to the Gix Major Customer conducted by users from the indirect model was 42.1 million, as compared to 243.0 million for the year ended December 31, 2023. The decrease in user search referrals through the indirect model is primarily due to: (i) a decrease in the number of searches received from Gix Media’s third-party strategic partners through the indirect model mainly as a result of decrease in the credit received from third-party strategic partners and (ii) global changes in a main Search Engine which led to reductions in search base advertising budgets of Gix Media’s customers. In order to increase the revenues from the Search Platform’s indirect model, the Company is planning to renew the credit received from third-party strategic partners.

Traffic acquisition and related costs for the year ended December 31, 2024, were $21,987 thousand, a decrease of $48,464 thousand as compared to $70,451 thousand for the year ended December 31, 2023. The reason for the decrease in the year ended December 31, 2024, is due to the decrease in revenues from both the Content and Search Platforms as compared to the year ended December 31, 2024, as mentioned above.

Research and development expenses for the year ended December 31, 2024, were $1,879 thousand as compared to $2,893 thousand for the year ended December 31, 2023. The reason for the decrease in the year ended December 31, 2024 is due to the expense reduction in both the Content and Search Platforms during the year ended December 31, 2024.

Sales and marketing expenses for the year ended December 31, 2024, were $1,641 thousand as compared to $2,805 thousand for the year ended December 31, 2023. The reason for the decrease in the year ended December 31, 2024, is due to the expense reduction primarily in salaries in the Content Platforms, as compared to the year ended December 31, 2023.

General and administration expenses for the year ended December 31, 2024, were $2,268 thousand as compared to $2,877 thousand for the year ended December 31, 2023. The reason for the decrease in the year ended December 31, 2024, is due to the expense reduction primarily in salaries, rental and headquarters expenses in the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Our depreciation and amortization expenses for the year ended December 31, 2024, were $3,012 thousand, a slight increase as compared to $2,952 thousand during the same period in the prior year.

A goodwill impairment loss of $7,675 thousand was recorded during the year ended December 31, 2024, compared to $5,107 during the year ended December 31, 2023. The total amount of goodwill impairment loss recognized by the Company, in the year ended December 31, 2024, was related to the Content Platform (see note 6 to our consolidated financial statements).

Our other expenses were $34 thousand for the year ended December 31, 2024, compared to $0 during the year ended December 31, 2023. In the year ended December 31, 2024, the Company’s recorded other expenses mainly due to professional expenses incurred in connection with the Company’s planned Uplist which was offset by other income mainly due to Gix Media and Cortex receiving governmental grants from the Israel Tax Authority in relation to the “Iron Swords” war.

Our net financial expense was $2,764 thousand for the year ended December 31, 2024, as compared to net financial expense of $1,281 thousand for the year ended December 31, 2023. The reason for the increase during the year ended December 31, 2024, is mainly due to financing expenses recorded due to accounting treatment of financial instruments, created and recorded as part of the June 2024 Credit Facility

Our income tax benefit was $213 thousand for the year ended December 31, 2024, as compared to $66 thousand income tax benefit for the year ended December 31, 2023. The reason for the increase in our income tax benefit during the year ended December 31, 2024, is due to the decrease in income before tax.

Liquidity and Capital Resources

As of December 31, 2024, we had current assets of $7,752 thousand consisting of $624 thousand in cash and cash equivalents, $58 thousand in restricted deposits, $1,832 thousand in accounts receivable, $1,257 thousand in other current assets and $3,981 thousand in the loan to our parent company, in accordance with the Second Loan Agreement, as defined below.

As of December 31, 2024, we had non-current assets of $14,322 thousand consisting of $63 thousand in deferred taxes, $164 thousand in property and equipment net, $9,552 thousand in intangible assets net and $4,579 thousand in goodwill.

As of December 31, 2024, we had $12,929 thousand in current liabilities consisting of $5,935 thousand in accounts payable, $812 thousand in other payables, $5,374 thousand in short term loans and current maturities of a long-term loans, $29 thousand in embedded derivatives and $779 thousand in short-term convertible loans.

As of December 31, 2024, we had $1,638 thousand in non-current liabilities consisting of $496 thousand long-term loans and $1,142 thousand in deferred taxes.

As of December 31, 2023, we had current assets of $17,805 thousand consisting of $1,774 thousand in cash and cash equivalents, $149 thousand in restricted deposits, $11,359 thousand in accounts receivable, $973 thousand in other current receivables and $3,752 thousand in the loan to our parent company, in accordance with the Second Loan Agreement, as defined below.

As of December 31, 2023, we had non-current assets of $25,477 thousand consisting of $147 thousand in deferred taxes, $397 thousand in operating lease right-of-use assets, $245 thousand in property and equipment net, $12,434 thousand in intangible assets, net and $12,254 thousand in goodwill.

As of December 31, 2023, we had $19,773 thousand in current liabilities consisting of $12,359 thousand in accounts payable, $889 thousand in other payables, $6,440 thousand in short term loans and current maturities of a long-term loan and $85 thousand in operating lease liabilities.

As of December 31, 2023, we had $4,885 thousand in non-current liabilities consisting of $3,064 thousand long-term loan, $304 thousand in operating lease liabilities - long term and $1,517 thousand in deferred taxes.

We had a negative working capital of $5,177 thousand as compared to a negative working capital of $1,968 thousand as of December 31, 2024, and December 31, 2023, respectively.

During the fiscal year ended December 31, 2024, we had positive cash flow from operations of $1,543 thousand as compared to positive cash flow from operations of $934 thousand during the year ended December 31, 2023. The reason for the increase in the year ended December 31, 2024 is due to: (i) an increase in changes in assets and liabilities items in an amount of $1,546 thousand during the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to improvement in customer collection days, mainly in the Content Platform; (ii) an increase in the net loss for the year ended December 31, 2024 in an amount of $5,419 thousand as compared to the year ended December 31, 2023 due to the decrease in the company’s revenues; and (iii) an increase in adjustments to reconcile net income to net cash provided by operating activities in an amount of $4,482 thousand during the year ended December, 31 2024 as compared to the year ended December 31 2023 mainly due to increase in goodwill impairment in amount of $2,568 thousand as compare to the year ended December 31, 2023 and due to a loss from loan modifications in the amount of $1,914 thousand during the year ended December 31, 2024.

During the fiscal year ended December 31, 2024, we had $1 thousand negative cash flow from investing activities as compared to $16 thousand negative cash flow from investing activities during the year ended December 31, 2023.

During the fiscal year ended December 31, 2024, we had $2,783 thousand negative cash flow from financing activities as compared to $3,376 thousand negative cash flow from financing activities during the year ended December 31, 2023. The reason for the decrease in the year ended December 31, 2024 is due to: (i) repayment of long-term bank loans in the amount of $510 thousand during the year ended December 31, 2024 as compared to $1,811 thousand during the year ended December 31, 2023, due to the fact that in the year ended December 31, 2024 certain payments in connection with the Financing Agreement were deferred; (ii) a decrease due to the fact that in the year ended December 31, 2023 an amount of $2,625 thousand was paid by Gix Media to non-controlling interests in connection with the purchase of 10% of Cortex’s share capital; (iii) negative changes net in the Company’s short-term bank loans in amount of $3,032 thousand during the year ended December 31, 2024 as compared to $0 thousand during the year ended December 31, 2023 and (iv) an increase of $630 thousand due to the receipt of short-term convertible loans under the Company’s existing credit facilities and the issuance of shares and warrants in connection with the Private Placement in amount of $198 thousand during the year ended December 31, 2024.

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

According to the Financing Agreement, Gix Media undertook to meet a financial covenant over the life of the loans. As of December 31, 2024, Gix Media is in compliance with the financial covenant in connection with the Financing Agreement.

Going Concern

During the period ended December 31 2024, we experienced a decrease in revenues from digital content due to Cortex Adverse Effect, in addition decrease in revenues from search segment due lower user traffic acquired from third party advertising platforms, an industry-wide reduction in advertising budgets, changes and updates to internet browsers, which adversely impacted our ability to acquire traffic in the search segment, and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the search segment, due to lack of availability of supplier credit from such partners.

As a result of such decreases, for the year ended December 31, 2024, we recorded an operating loss of $11,555 compared to $7,442 during the year ended December 31, 2023, and a net loss of $14,106 compared to $8,687 during the year ended December 31, 2023. As of 31 December, 2024, we had cash and cash equivalents $624, bank loans of $5,528 and an accumulated deficit of $22,714. Such a decline in revenues raise a substantial doubt about our ability to continue as a going concern during the 12-month period following the issuance date of our consolidated financial statements for the year ended December 31, 2024.

Our management’s plans to address these conditions include reducing salaries and operating expenses, cutting professional services, creating new revenues sources and forming new partnerships. During the period from June to August 2024, we raised $887 through a private placement and facility agreements. In addition, we also plan to uplist our common stock to a national securities exchange, which, in accordance with these agreements, it expected to provide additional funding. Furthermore, our subsidiaries entered into an addendum to a loan agreement with Bank Leumi, deferring loan repayments and securing short-term credit lines. However, there is significant uncertainty whether we will be successful in accomplishing our plans or we will be able to obtain sufficient funds when needed.

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

As of December 31, 2024, we recorded a goodwill impairment loss in the amount of $7,675 thousand for the Content Platform reporting unit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS

VIEWBIX INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Viewbix Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viewbix Inc. and its subsidiaries (the “Company”) as of December 31, 2024, and 2023 and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1G to the financial statements, the decrease in revenues and cash flows from operations may result in the Company’s inability to repay its debt obligations during the 12-month period following the issuance date of these financial statements. Management’s plans in regard to these matters are also described in Note 1G. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill Impairment – Digital Content Reporting Unit– Refer to Note 2Q and 6B to the Consolidated Financial Statements

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

During 2024, the Company recognized an impairment loss of $7.7 million for the digital content reporting unit’s goodwill. After considering the impact of the impairment charges, the carrying amount of the digital content reporting unit’s goodwill as of December 31, 2024, was $3.5 million.

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

March 21, 2025

We have served as the Company’s auditor since 2012.

VIEWBIX INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		As of December 31	As of December 31
	Note	2024	2023

ASSETS

CURRENT ASSETS

Cash and cash equivalents		624	1,774
Restricted deposits	13A	58	149
Accounts receivable		1,832	11,359
Loan to parent company	16	3,981	3,752
Other current assets	3	1,257	771

Total current assets		7,752	17,805

NON-CURRENT ASSETS

Deferred taxes	12	164	147
Property and equipment, net	4	27	245
Operating lease right-of-use asset	5	-	397
Intangible assets, net	6	9,552	12,434
Goodwill	6	4,579	12,254

Total non-current assets		14,322	25,477

Total assets		22,074	43,282

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED BALANCE SHEETS (Cont.)

U.S. dollars in thousands (except share data)

		As of December 31	As of December 31
	Note	2024	2023

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	8	5,935	12,359
Short-term loans	10	2,310	5,000
Current maturities of long-term loans	10	3,064	1,440
Embedded derivatives	10,11	29	-
Short-term convertible loans	10	779	-
Other payables	9	812	889
Operating lease liabilities - short term	5	-	85

Total current liabilities		12,929	19,773

NON-CURRENT LIABILITIES

Long-term loans, net of current maturities	10	496	3,064
Operating lease liabilities - long term	5	-	304
Deferred taxes	12	1,142	1,517

Total non-current liabilities		1,638	4,885

Commitments and Contingencies	13

SHAREHOLDERS’ EQUITY	14

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 5,296,945 and 3,732,169 shares as of December 31, 2024, and December 31, 2023, respectively (*).		3	3
Additional paid-in capital		28,482	25,476
Accumulated deficit		(22,714)	(10,661)
Equity attributed to shareholders of Viewbix Inc.		5,771	14,818
Non-controlling interests		1,736	3,806
Total equity		7,507	18,624

Total liabilities and shareholders’ equity		22,074	43,282

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 14.D).

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share data)

		Year ended December 31,
	Note	2024	2023

Revenues		26,941	79,613

Costs and Expenses:
Traffic-acquisition and related costs	15A	21,987	70,451
Research and development	15B	1,879	2,893
Selling and marketing	15C	1,641	2,805
General and administrative	15D	2,268	2,877
Depreciation and amortization	4,6	3,012	2,952
Goodwill impairment	6B	7,675	5,107
Other expenses, net	1D,5	34	-

Operating loss		11,555	7,472

Financial expense, net	15E	2,764	1,281

Loss before income taxes		14,319	8,753

Income tax benefit	12	(213)	(66)

Net loss		14,106	8,687

Less: net loss attributable to non-controlling interests		2,053	1,364
Net loss attributable to shareholders of Viewbix Inc.		12,053	7,323

Net loss per share – Basic and diluted attributed to shareholders:		2.69	1.97

Weighted average number of shares – Basic and diluted (*):		4,476,013	3,716,558

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 14.D).

The accompanying notes are an integral part of these financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Common stock (*)			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2024	3,732,169	3		25,476	(10,661)	14,818	3,806	18,624
Net loss	-	-		-	(12,053)	(12,053)	(2,053)	(14,106)
Share-based compensation (see notes 14.A, 14.F)	-	-		12	-	12	(1)	11
Expiration of options granted to subsidiaries’ employees	-	-		16	-	16	(16)	-
Issuance of shares upon RSUs vesting (see note 14.F)	6,378	(**	)	-	-	-	-	-
Issuance of shares to consultants (see note 14.A)	120,000	(**	)	57	-	57	-	57
Issuance of shares and warrants in connection with short-term loan and convertible loans (see notes 10, 14.A)	1,168,679	(**	)	890	-	890	-	890
Issuance of shares and warrants in connection with private placement (see note 14.B)	269,719	(**	)	198	-	198	-	198
Reclassification of derivative warrant liability to equity (see note 10.E)	-	-		1,833	-	1,833	-	1,833

Balance as of December 31, 2024	5,296,945	3		28,482	(22,714)	5,771	1,736	7,507

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 14.D).

(**)	Represents an amount less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Common stock (*)			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2023	3,698,013	3		25,350	(3,338)	22,015	7,884	29,899
Net loss	-	-		-	(7,323)	(7,323)	(1,364)	(8,687)
Share-based compensation (see notes 14.A, 14.F)	34,156	-(**	)	71	-	71	64	135
Transaction with non-controlling interests (see note 7.A)	-	-		-	-	-	(2,625)	(2,625)
Dividend declared to non-controlling interests (see note 14.G)							(153)	(153)
Issuance of warrants in connection with loan agreement (see note 10.D)	-	-		55	-	55	-	55

Balance as of December 31, 2023	3,732,169	3		25,476	(10,661)	14,818	3,806	18,624

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 14.D).

(**)	Represents an amount less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share data)

	Year ended December 31,
	2024	2023

Cash flows from Operating Activities
Net loss	14,106	8,687

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortizations	3,012	2,952
Share-based compensation	68	135
Deferred taxes	(392)	(143)
Accrued interest, net	31	-
Interest income	(160)	(87)
Amortization of loan discounts	59	9
Change in the fair value of financial assets at fair value through profit or loss	(11)	-
Goodwill Impairment (see note 6.B)	7,675	5,107
Amortization of deferred debt issuance costs (see note 10.E)	152
Equity based debt issuance costs (see note 10.E)	26	-
Loss from substantial debt terms modification (see note 10.D)	1,914	-
Loss on sale and disposal of property and equipment	73	-
Loss from termination of lease agreement	8	-

Changes in assets and liabilities items:
Decrease in accounts receivable	9,527	9,586
Decrease in other current assets	132	202
Decrease in operating lease right-of-use assets	-	89
Decrease in severance pay, net	-	(100)
Decrease in accounts payable	(6,381)	(7,423)
Decrease in other payables	(84)	(620)
Decrease in operating lease liabilities	-	(86)

Net cash provided by operating activities	1,543	934

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

U.S. dollars in thousands (except share data)

	Year ended December 31,
	2024	2023

Cash flows from Investing Activities
Purchase of property and equipment	(1)	(16)

Net cash used in investing activities	(1)	(16)

Cash flows from Financing Activities
Cash paid to non-controlling interests (see note 1.C)	-	(2,625)
Receipt of short-term bank loans	935	1,200
Receipt of short-term convertible loans	630	-
Repayment of short-term bank loans	(3,967)	(1,200)
Repayment of short-term loan	-	(69)
Receipt of long-term bank loan (see note 10.B)	-	1,500
Receipt of long-term loan (see note 10.D)	-	480
Repayment of long-term bank loans	(510)	(1,811)
Payment of dividend to shareholders (see note 14.G)	-	(130)
Payment of dividend to non-controlling interests (see note 14.G)	-	(598)
Increase in loan to parent company	(69)	(123)
Issuance of shares and warrants in connection with private placement (see note 14.B)	198	-

Net cash used in financing activities	(2,783)	(3,376)

Decrease in cash and cash equivalents and restricted cash	(1,241)	(2,458)

Cash and cash equivalents and restricted cash at beginning of period	1,923	4,381

Cash and cash equivalents and restricted cash at end of period	682	1,923

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	(123)	(663)
Interest paid	(676)	(922)
	(799)	(1,585)

Substantial non-cash activities:
Deemed extinguishment and re-issuance of debt (see note 10.D)	500	-
Termination of operating lease agreement (see note 5)	389	-

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

On February 7, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement” or the “Recapitalization Transaction”) with Gix Internet Ltd., a company organized under the laws of the State of Israel (“Gix” or “Parent Company”), pursuant to which, Gix assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd., a company organized under the laws of the State of Israel (“Viewbix Israel”), to the Company in exchange for shares of the Company, which resulted in Viewbix Israel becoming a subsidiary of the Company. In connection with the Share Exchange Agreement, effective as of August 7, 2019, the Company’s name was changed from Virtual Crypto Technologies, Inc. to Viewbix Inc.

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

As the Company and Gix Media were consolidated both by the Parent Company and Xylo Technologies Ltd. (formerly known as Medigus Ltd.) (the “Ultimate Parent”), before and after the Reorganization Transaction, the Reorganization Transaction was accounted for as a transaction between entities under common control. Accordingly, the financial information of the Company and Gix Media is presented in these financial statements, for all periods presented, reflecting the historical cost of the Company and Gix Media, as it is reflected in the consolidated financial statements of the Parent Company, for all periods preceding March 1, 2022, the date the Ultimate Parent obtained a controlling interest in the Parent Company and as it is reflected in the consolidated financial statements of the Ultimate Parent for all periods subsequent to March 1, 2022.

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

The digital content segment is engaged in the creation and editing of content, in different languages, for different target audiences, for the purposes of generating revenues from leading advertising platforms, by utilizing such content to obtain and route internet user traffic for its customers. The digital content segment activity is conducted by Cortex.

On January 23, 2023, Gix Media acquired an additional 10% of the share capital of Cortex, increasing its holdings to 80% in consideration for $2,625 (the “Subsequent Purchase”). The Subsequent Purchase was financed by Gix Media’s existing cash balances and by a long-term bank loan received on January 17, 2023, in the amount of $1,500 (see also note 10.B).

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

In January 2024, Gix Media and Cortex filed a request with the Israeli Tax Authority (the “ITA”) to receive compensation for the decrease in revenues related to the War. In April and May 2024, Gix Media and Cortex received a total of $337 from the ITA that were recorded as a reduction of other expenses, net in the Company’s consolidated statement of operations for the year ended December 31, 2024.

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

E. Cortex Adverse Effect

In April 2024, the Company was informed by Cortex that a significant customer of Cortex recently notified Cortex it will stop advertising on Cortex’s sites, as part of its policy decision to cease advertising on Made for Advertising (“MFA”) sites (the “Cortex Adverse Effect”). The Cortex Adverse Effect, which has materially affected Cortex’s business and operations, has occurred following certain recent developments relating to publishers that are categorized by a number of on-line advertisers as MFA, including decisions made by leading media on-line advertisers to prioritize different media categories and implement publishing restrictions in connection with MFA. Due to the Cortex Adverse Effect and additional circumstances as explained in note 6.B, the Company recorded an impairment of $7,675 in the goodwill related to the digital content segment as of December 31, 2024.

F. Going Concern

During the second half of 2023 and the year ended December 31, 2024 the Company experienced a decrease in its revenues from the digital content and search segments, as a result of the Cortex Adverse effect (see note 1.E), a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the search segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the search segment, as a result of lack of availability of suppliers credit from such third party strategic partners. As a result of the foregoing, during the year ended December 31, 2024, the Company recorded an operating loss of $11,555 compared to $7,472 during the year ended December 31, 2023. Additionally, the Company recorded a net loss of $14,106 during the year ended December 31, 2024, compared to $8,687 during the year ended December 31, 2023. As of December 31, 2024, the Company had cash and cash equivalents of $624, bank loans of $5,528 and accumulated deficit of $22,714.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

F. Going Concern (Cont.)

The decline in revenues and other circumstances described above raise substantial doubts about the Company’s ability to continue as a going concern during the 12-month period following the issuance date of these financial statements.

Management’s response to these conditions included reduction of salaries and related expenses and reduction of professional services in the research and development and selling and marketing functions, reduction of other operational expenses, such as lease costs and overheads, as well as creation of new partnerships and other new income sources. In addition, during the period from June to August 2024, the Company raised through a private placement and through three facility agreements with certain investors and lenders (see note 14.B) aggregate gross proceeds of $887. Moreover, the Company plans to uplist its shares of common stock to a national securities exchange (the “Uplist”), after which, in accordance with the terms of the aforesaid private placement and facility agreements, the company is expected to receive additional funds. Furthermore, the Company’s subsidiaries entered into an addendum to a loan agreement with Bank Leumi pursuant to which loans repayments were deferred while short term credit lines with Bank Leumi continued to be utilized. However, there is significant uncertainty as to whether the Company will further succeed to implement its plans or be able to secure additional funds when needed.

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

G. Fixed assets

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line basis over the estimated useful lives, at the following annual rates:

	%
Computers and peripherals equipment	33
Office furniture and equipment	6-15
Leasehold improvements	(*	)

(*)	Over the shorter of the lease term (including options if any that are reasonably certain to be exercised estimated useful life).

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

The Company’s lease terms were the noncancelable periods, including any rent-free periods provided by the lessor, and included options to extend or terminate the lease when it was reasonably certain that the Company will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimated the lease term based on its assessment of extension and termination options that were reasonably certain to be exercised. Lease costs were recognized on a straight-line basis over the lease term.

The Company does not recognize operating lease asset and operating lease liabilities for leases with terms shorter than 12 months. Lease costs for short-term leases are recognized on a straight-line basis over the lease term.

When a lease is terminated before the expiration of the lease term, the Company derecognizes the right of use asset and corresponding lease liability. Any difference is recognized as a gain or loss related to the termination of the lease.

The Company had a material non-functional currency lease. Lease liabilities in respect of leases denominated in a foreign currency were remeasured using the exchange rate at each reporting date. Lease assets were measured at historical rates, which were not affected by subsequent changes in the exchange rates.

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

The Company didn’t capitalize internal-use software development costs during the years 2024 and 2023.

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

O. Debt Modification and Extinguishments

The Company evaluates amendments to its debt in accordance with ASC 470-50 Debt–Modification and Extinguishments for modification and extinguishment accounting.

This evaluation includes comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances where the net present value of future cash flows changed more than 10 percent, the Company applies extinguishment accounting and determines the fair value of its debt based on factors available to the Company.

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

Q. Goodwill

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

R. Intangible assets, other than goodwill

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

T. Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.

U. Share-based compensation

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

The Company recognized share-based compensation expenses of restricted stock units based on the grant-date fair values. The compensation expenses are recognized using the graded vesting attribution method based on the vesting terms of each unit included in the award resulting in an accelerated recognition of compensation costs.

V. Warrants

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

W. Net loss per share

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

For periods in which the Company has generated a net loss, the Company’s basic net loss per share is the same as diluted net income (loss) per share, as the effects of common stock equivalents outstanding and shares issuable upon exercise of share options or warrants are antidilutive and therefore excluded from the calculation of diluted net income (loss) per share.

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

Y. Recent accounting pronouncements

ASU 2023-07, Segment Reporting (Topic 280)

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, “Improvements to Reportable Segment Disclosures,”. The ASU’s effective date is for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of the ASU 2023-07 will enhance expense disclosures in segment reporting and other qualitative disclosures and allows for disclosing multiple measures of segment profit or loss (see also note 18).

The following are accounting pronouncements that are not yet effective for the Company:

ASU 2023-09, Income Taxes (Topic 740)

December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – “Improvements to Income Tax Disclosures”. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted starting January 1, 2025. Early adoption is permitted, and the amendments should be applied on a prospective basis. The Company is currently evaluating the effect of adopting the ASU on its disclosures.

In November 2024, the FASB issued ASU 2024-04, “Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The amendments in this Update affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company expects the adoption of this standard won’t have a material impact on the Company’s financial statements.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Y. Recent accounting pronouncements (Cont.)

ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”.

The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. This ASU is effective for Fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.

The Company is in the process of evaluating the potential impacts on its consolidated financial statements that could derive from the adoption of this standard.

NOTE 3: OTHER CURRENT ASSETS

Composition:

	As of December 31,
	2024	2023

Prepaid expenses	$61	$181
Government authorities	$498	$527
Deferred debt issuance costs	$638	$-
Other receivables	$60	$63
	1,257	771

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 4: PROPERTY AND EQUIPMENT, NET

Composition:

	As of December 31,
	2024	2023

Cost:
Computers and peripheral equipment	$460	$506
Office furniture and equipment	$4	$138
Leasehold improvements (*)	$-	$273

Total cost	$464	$917
Less: accumulated depreciation	(437)	(672)
Property and equipment, net	27	245

Depreciation expenses totaled $130 and $73 for the years ended December 31, 2024, and 2023, respectively.

(*)	Leasehold improvements were fully depreciated and disposed during the year ended December 31, 2024, due to the termination of Gix Media’s lease agreement (see note 5).

 NOTE 5: LEASES

On February 25, 2021, Gix Media entered into a lease agreement for a new corporate office of 479 square meters in Ramat Gan, Israel, at a monthly rent fee of $10. The lease period was for 36 months (the “initial lease period”) with an option by the Company to extend the lease period for two additional terms of 24 months each. In accordance with the lease agreement, the Company made leasehold improvements in exchange for a rent fee discount of $67 which will be spread over the initial lease period.

The Company included renewal options that it was reasonably certain to exercise in the measurement of the lease liabilities. In December 2023, the Company exercised the option to extend the lease period for an additional term of 24 months (from March 1, 2024, to February 28, 2026).

On June 20, 2024, Gix Media and the lessor of its offices entered into a lease termination agreement. According to the agreement, the lease, which originally had a termination date of February 28, 2026, terminated on June 30, 2024. In compensation for the lessor’s consent to an early termination, Gix Media paid the lessor $7 in cash and $62 in office furniture and equipment, as per the carrying values of such assets on the Company’s books as of the early termination date.

As a result of the early termination of the agreement, the Company recorded a capital loss of $46 in other expenses in its statement of operations for the year ended December 31, 2024.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS, NET

A. Composition:

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2024	465	6,234	11,008	12,254	29,961

Impairment of goodwill	-	-	-	(7,675)	(7,675)
Balance as of December 31, 2024	465	6,234	11,008	4,579	22,286

Accumulated amortization:
Balance as of January 1, 2024	276	1,631	3,366	-	5,273

Amortization recognized during the year	153	891	1,838	-	2,882
Balance as of December 31, 2024	429	2,522	5,204	-	8,155

Amortized cost:
As of December 31, 2024	36	3,712	5,804	4,579	14,131

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2023	465	6,234	11,008	17,361	35,068

Impairment of goodwill	-	-	-	(5,107)	(5,107)
Balance as of December 31, 2023	465	6,234	11,008	12,254	29,961

Accumulated amortization:
Balance as of January 1, 2023	122	741	1,531	-	2,394

Amortization recognized during the year	154	890	1,835	-	2,879
Balance as of December 31, 2023	276	1,631	3,366	-	5,273

Amortized cost:
As of December 31, 2023	189	4,603	7,642	12,254	24,688

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)

B. Impairment of goodwill:

As of December 31, 2024, the Company identified indicators of impairment of the digital content reporting unit. As a result, the Company performed an impairment test which included a quantitative analysis of the fair value of the reporting unit. The fair value was estimated using the income approach, which is based on the present value of the future cash flows attributable to the reporting unit. The Company compared the fair value of the reporting unit to its carrying amount. As the carrying amount exceeded the fair value, the Company recognized an impairment loss of $7,675 which was driven mainly due to the Cortex Adverse Effect (see note 1.E) and due to a decrease in the cash flow projections.

The Company also performed a quantitative impairment test of the search reporting unit. The Company did not recognize an impairment regarding this reporting unit.

As of December 31, 2023, the Company recognized an impairment loss of $5,107 related to the digital content reporting unit.

C. Estimated annual amortization expense for each of the next five years is as follows:

2025	2,760
2026	2,725
2027	2,725
2028	1,194
2029	152

NOTE 7: BUSINESS COMBINATION

A. Cortex Acquisition

On October 13, 2021, Gix Media acquired 70% (on a fully diluted basis) of the shares of Cortex (the “Cortex Transaction”), a private company operating in the field of online media and advertising. In consideration for the Cortex Transaction, Gix Media paid NIS 35 million in cash (approximately $11 million). The Cortex Transaction was financed by Gix Media’s existing cash balances and substantially by debt through a bank financing in the aggregate amount of $9.5 million, that consists of a line of credit of up to $3.5 million and a long-term loan of $6 million (see note 10.B).

On January 23, 2023, Gix Media acquired an additional 10% of Cortex, increasing its holdings to 80% of the share capital of Cortex in consideration for $2.6 million (the “Subsequent Purchase”). The Subsequent Purchase was financed by Gix Media’s existing cash balances and by a long-term bank loan received on January 17, 2023, in the amount of $1.5 million (see note 10.B).

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

 NOTE 8: ACCOUNTS PAYABLE

	As of December 31,
	2024	2023

Trade payables	$4,051	$9,353
Accrued expenses	$1,884	$3,006
	5,935	12,359

NOTE 9: OTHER PAYABLES

	As of December 31,
	2024	2023

Government authorities	$293	$117
Employees and payroll accruals	$352	$658
Other payables	$167	$114
	812	889

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10: LOANS

A. Composition of long-term loans, short-term loans, and credit lines of the Group:

The following is the composition of the balance of the Group’s loans according to their nominal value:

	Interest rate	As of December 31, 2024	As of December 31, 2023

Short-term bank loans – Gix Media	SOFR + 4.60%	1,138	3,500
Short-term bank loan – Cortex	SOFR + 4.35%	830	1,500
Long-term bank loan, including current maturity – Gix Media (received on October 13, 2021)	SOFR + 4.12%	2,564	2,963
Long-term bank loan, including current maturity – Gix Media (received on January 17, 2023)	SOFR + 5.37%	996	1,107
Long-term loan – Viewbix Israel	9%	-	434
Short-term loan – June 2024 Facility Agreement – Viewbix Inc	12%	342	-
Short-term convertible loan – June 2024 Facility Agreement – Viewbix Inc	12%	649	-
Short-term convertible loan – First July 2024 Facility Agreement – Viewbix Inc	12%	50	-
Short-term convertible loan – Second July 2024 Facility Agreement – Viewbix Inc	12%	80	-

		6,649	9,504

Maturities of the Group’s loans as of December 31, 2024, are as follows:

2025	6,153	(*)
2026	496
Total	6,649

(*)	Includes renewable monthly credit lines of $1,618 and convertible loans of $779.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

 NOTE 10: LOANS (Cont.)

B. Gix Media’s Loan Agreement and short-term loans:

In connection with the Cortex Transaction (see note 7.A), on October 13, 2021, Gix Media entered into a financing agreement with Bank Leumi Le Israel Ltd (“Leumi”), an Israeli bank, for the provision of a line of credit in the total amount of up to $3,500 and a long-term loan totaling $6,000, which Gix Media used to finance the Cortex Transaction (the “Financing Agreement”).

The Financing Agreement included the following main terms:

1)	A loan of $6,000 to be provided to Gix Media which will be repaid in 48 monthly payments at an annual interest rate of LIBOR + 4.12%.

2)	A renewable monthly line of credit, of up to $3,500 to be provided to Gix Media, which will be available for utilization for a period of two years and will be determined on a monthly basis, at 80% of Gix Media’s accounts receivable balance (“Line of Credit”). The amounts that will be withdrawn from the Line of Credit will bear annual interest of LIBOR + 3.2%.

3)	Gix Media undertook to meet financial covenants over the life of the loans as follows: the ratio of debt to EBITDA, based on the Gix Media’s consolidated financial statements in all 4 consecutive quarters, will not exceed 2.4 in the first two years and will not exceed 1.75 in the following two years. As of December 31, 2023, Gix Media didn’t meet the financial covenants in connection with the Financing Agreement, however, Gix Media has received a waiver by Leumi to be effected until April 16, 2024, according to which, Leumi agreed to delay its right for immediate repayment of the loans. Accordingly, the Company did not reclassify long-term loan, net of current maturities item in the balance sheet as a current liability.

4)	As part of the Financing Agreement, Gix Media and the Company provided several liens in favor of Leumi (see note 13.A).

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

On June 13, 2024, Gix Media and Leumi entered into a third addendum to the Financing Agreement between the parties which was effective from May 15, 2024, pursuant to which, inter alia: (i) the addendum will be effective until August 31, 2024; (ii) the Company is obligated to transfer to Gix Media $600; (iii) a new covenant which replaced the previous financial covenant, measured by reference to positive EBTIDA was implemented; (iv) all payments due to Leumi Long-term bank loan were deferred to August 31, 2024 and from September 1, 2024, payments will be repaid as schedule until the end of the Long-term bank loan; (v) a new loan of $350 was granted to Gix Media on June 13, 2024 which was repaid in full on August 30, 2024, alongside the existing credit facility to Gix Media. The existing credit facility will remain equal to 80% of Gix Media’s customer balance (“Gix Media Credit Line”); (vi) Gix Media is obligated to perform a reduction in expenses, including reduction in human capital.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10: LOANS (Cont.)

B. Gix Media’s Loan Agreement and short-term loans:

As of December 31, 2024, Gix Media has drawn $788 of the Gix Media Credit Line.

Effective as of August 30, 2024, Gix Media and Leumi entered into a fourth addendum to the Financing Agreement, pursuant to which, inter alia: (i) subject to the receipt of at least $2,000 from the Company by no later than January 1, 2025, the existing credit facility to Gix Media will be extended until February 27, 2025 and (ii) the repayment of the outstanding principal amounts of the long-term bank loans of Gix Media under the Financing Agreement and an additional short-term loan in the amount of $160, will be deferred until December 31, 2024 and from January 1, 2025, all due payments will be repaid as schedule until the end of the term of the long term bank loans.

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

On September 19, 2024, Gix Media received a short-term loan of $75. The loan bears an annual interest rate of SOFR + 4.60% and was repaid in monthly installments of $25 over a 3-month period from October to December 2024.

On February 4, 2025, Gix Media and Leumi entered into a fifth addendum to the Financing Agreement, which was effective from January 29, 2025, according to which, the Gix Media Credit Line will be extended until March 31, 2025 (see note 19.A).

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

On August 15, 2024, Cortex and Leumi entered into an additional amendment to Cortex Loan Agreement, pursuant to which, the credit line in the amount of $2,000 to Cortex will be extended until February 27, 2025 and bears an annual interest of SOFR + 4.35%.

As of December 31, 2024, Cortex has drawn $830 of the Cortex Credit Line.

On February 28, 2025, Cortex and Bank Leumi entered into an additional amendment to Cortex Loan Agreement (see note 19.B).

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10: LOANS (Cont.)

D. Long term loan and issuance of warrants:

On November 15, 2023, Viewbix Israel entered into a Loan Agreement (the “2023 Loan”) with certain lenders (the “Lenders”) whereby the Lenders provided Viewbix Israel with loans in the aggregate amount of $480. In connection with the 2023 Loan, the Company issued to each lender a warrant to purchase shares of common stock (the “2023 Warrants”). The 2023 Warrants are exercisable to 120,000 shares of common stock, at an exercise price of $2.00 per share and will expire on December 31, 2025. The Company recorded the 2023 Warrants as an equity instrument.

The terms of the 2023 Loan were substantially amended on June 18, 2024, by the June 2024 Facility Agreement (see note 10.E). These amendments represented a substantial modification in accordance with ASC Topic 470. Accordingly, the terms modification was accounted for as an extinguishment of the original financial liability and the initial recognition of new financial instruments issued at their fair value as of the effective date of the June 2024 Facility Agreement. As a result of the substantial modification of terms, the Company recognized finance expense of $1,914.

E. June 2024 Facility Agreement:

On June 18, 2024, the Company entered into a credit facility agreement with a group of lenders including a lead lender (the “June 2024 Lead Lender”, and collectively, the “June 2024 Lenders”) for an amount of up to $1 million which was amended and restated on July 22, 2024 (the “June 2024 Facility Agreement”). The June 2024 Facility Agreement also includes $531 of outstanding debt owed by the Company to the June 2024 Lenders of the 2023 Loan (see note 10.D), such that the total amount of the credit line reached $1.53 million (the “Total Credit Facility Amount”). The Total Credit Facility Amount will be due for repayment following 12 months from the date of the June 2024 Facility Agreement (the “Initial Maturity Date”) or alternatively, in the event the completion of the Uplist (as defined in note 1.F) prior to the Initial Maturity Date, then the Total Credit Facility Amount will be due for repayment following 12 months from the Uplist date. The Total Credit Facility Amount will be available for use as follows: (a) $350 upon the date of the June 2024 Facility Agreement, (b) $150 upon submitting a prospectus for the registration of shares to be issued to the June 2024 Lenders, and (c) $500 upon the completion of the Uplist.

The Total Credit Facility Amount will accrue interest at a rate of 12% per annum, to be paid in advance.

The interest for the first year of the June 2024 Facility Agreement, which was equal to $184, was paid by the Company in advance in: (a) 183,679 shares of the Company’s common stock, reflecting a value of $1.00 per share for each dollar of interest accrued on the Total Credit Facility Amount, and (b) 183,679 warrants to purchase 183,679 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants will be exercisable for a three-year period from the date of the June 2024 Facility Agreement.

Immediately following the effectiveness of the Uplist, $663 of the Total Credit Facility Amount will be automatically converted into units, which will include shares of common stock at a conversion rate of $1.00 per share, equal to an aggregate of 662,957 shares of common stock and the same amount of warrants to purchase common stock of the Company with an exercise price of $1.00 per share. The warrants will be exercisable for a three-year period from the Uplist date.

During the term of the June 2024 Facility Agreement, some of the June 2024 Lenders whose portion of the Total Credit Facility Amount is not automatically converted as part of the Uplist will have the right to convert their portion of the Total Credit Facility Amount within 12 months from the Uplist date into units, which will include shares of common stock of the Company at a conversion rate of $1.00 per share, equal to an aggregate of up to 362,004 shares of common stock and the same amount of warrants to purchase common stock of the Company with an exercise price of $1.00 per share. The warrants will be exercisable for a three-year period from the issuance date.

In addition, the Company paid to the June 2024 Lead Lender a commission consisting of: (a) 50,000 common stock of the Company, (b) 50,000 warrants to purchase 50,000 common stock of the Company at an exercise price of $1.00 per share (c) 625,000 warrants for the purchase of 625,000 common stock with an exercise price of $4.00 per share (“June 2024 Lead Lender Fee Warrants”). The June 2024 Lead Lender Fee Warrants will be exercisable for a three-year period from the date of the June 2024 Facility Agreement.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10: LOANS (Cont.)

The June 2024 Lead Lender Fee Warrants, which were exercisable immediately after the closing of the agreement, were allocated subject to certain ownership restrictions, adjustments, and anti-dilution protections. Furthermore, the Company has committed to submitting a request for the registration of the shares and warrants issued to the June 2024 Lenders within thirty (30) days from the date of the June 2024 Facility Agreement.

In July 2024, following the closing of the Private Placement (as defined in note 14.B), the exercise price of the June 2024 Lead Lender Fee Warrants was adjusted to $0.472, which is equal to the effective price per share of common stock in the Private Placement, and the number of shares of common stock issuable upon the exercise of the June 2024 Lead Lender Fee Warrants was also adjusted to a total of 5,296,610 shares, such that the adjusted exercise price and number of warrants issued is equal to an aggregate amount of $2.5 million.

The conversion related features of the June 2024 Facility Agreement were bifurcated from their host debt contract and recognized as liabilities measured at fair value at each cut-off date. The facility loan was initially recorded at its fair value and subsequently measured at cost. The shares and Warrants A issued as prepayment of interest and as commission to the June 2024 Lead Lender were initially recognized at fair value and classified in equity.

The June 2024 Lead Lender Fee Warrants were initially recognized in fair value at the amount of $1,833 and classified as a liability measured at fair value at each cut-off date. Following the closing of the Private Placement and the adjustments made to the number of shares in the June 2024 Lead Lender Fee Warrants as part of the June 2024 Facility Agreement, the June 2024 Lead Lender Fee Warrants were reclassified to equity.

F. First July 2024 Facility Agreement

On July 4, 2024, the Company entered into a credit line agreement with a certain lender (the “First July 2024 Facility Agreement”). Under the First July 2024 Facility Agreement and amendments from July 22, 2024, and July 25, 2024, the lender will provide a total credit line of $2.5 million (the “First July 2024 Facility Loan Amount”), which will be available for use as follows: (a) $50 upon the date of the First July 2024 Facility Agreement, (b) $50 upon the Uplist, and (c) after the Uplist, $200 will be available for use on a quarterly basis until the total amount reaches $2.5 million.

The First July 2024 Facility Agreement will remain available until the earliest of: (a)(1) full utilization of the First July 2024 Facility Loan Amount, (a)(2) after 36 months from the date of the First July 2024 Facility Agreement, and (b) upon such date that the Company completes a $2.0 million financing transaction (the “First July 2024 Facility Term”). In the event the First July 2024 Facility Term lapses, the First July 2024 Facility Loan Amount will be repaid to the lender immediately.

The First July 2024 Facility Agreement Amount will accrue interest at a rate of 12% per annum. The interest for the first year was paid in advance in: (a) 300,000 shares of the Company’s common stock at a conversion rate of $1.00 for each dollar of interest accrued on the total amount, and (b) 300,000 warrants to purchase 300,000 shares of the Company’s common stock an exercise price of $1.00 per share. The warrants are exercisable upon issuance at an exercise price of $1.00 per share of common stock and will be exercisable for a three-year period from the date of the First July 2024 Facility Agreement.

Immediately after the Uplist, $100 from the First July 2024 Facility Loan Amount will be automatically converted into common stock of the Company at an exercise price of $1.00 per share. Additionally, the Company will issue an identical number of warrants to purchase common stock of the Company at an exercise price of $1.00 per share.

Furthermore, the Company paid the lender of the First July 2024 Facility Agreement a one-time fee consisting of: (a) 125,000 common stock of the Company, which representing a fee of five percent (5%) of the First July 2024 Facility Loan Amount, at a share price of $1.00 per share, and (b) 250,000 warrants to purchase 250,000 common stock of the Company at an exercise price of $1.00 per share. The warrants will be exercisable for three years from the date of the First July 2024 Facility Agreement.

In connection with the First July 2024 Facility Agreement, the Company received a loan of $50 which was recorded as a short-term convertible loan. The fair value of this loan was substantially the same as the amount received. Warrants associated with the First July 2024 Facility Agreement were measured at fair value and recorded as equity.

As of December 31, 2024, the Company incurred deferred debt issuance costs of $315 which were recorded in other current assets in the Company’s Balance Sheet. These costs consisted of a one-time fee to the lender of the First July 2024 Facility Agreement, an annual advance interest payment and other additional direct costs.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 10: LOANS (Cont.)

G. Second July 2024 Facility Agreement

On July 28, 2024, The Company entered into a credit line agreement with certain lenders (the “Second July 2024 Facility Agreement”) for a total amount of $3.0 million (the “Second July 2024 Facility Loan Amount”).

The Second July 2024 Facility Agreement will remain available until the earliest of: (a) (1) full utilization of the Second July 2024 Facility Loan Amount, (a)(2) after 40 months from the date of Second July 2024 Facility Agreement, and (b) upon such date that the Company completes a $2.5 million financing transaction.

The Second July 2024 Facility Loan Amount will accrue interest at a rate of 12% per annum. The interest for the first year was paid in advance in: (a) 360,000 shares of the Company’s common stock, reflecting a share price of $1.00 per share for each dollar of interest accrued on the total amount, and (b) 360,000 warrants to purchase 360,000 common stock of the Company at an exercise price of $1.00 per share. The warrants are exercisable for three years from the date of Second July 2024 Facility Agreement. Starting from the second year of the Second July 2024 Facility Agreement, the interest will be paid in cash to the lenders.

Immediately after the Uplist, $160 out of the Second July 2024 Facility Loan Amount will be automatically converted into common stock of the Company at an exercise price of $1.00 per share. Additionally, the Company will issue an identical number of warrants to purchase common stock of the Company at an exercise price of $1.00 per share.

Furthermore, the Company paid the lenders of the Second July 2024 Facility Agreement a one-time fee consisting of 150,000 common stock of the Company, which representing a fee of five percent (5%) of the Second July 2024 Facility Loan Amount at a share price of $1.00 per share.

In connection with the Second July 2024 Facility Agreement, the Company received a loan of $80 which was recorded as a short-term convertible loan. The fair value of this loan was substantially the same as the amount received. Warrants associated with the Second July 2024 Facility Agreement were measured at fair value and recorded as equity.

As of December 31, 2024, the Company incurred deferred debt issuance costs of $302 which were recorded in other current assets in the Company’s Balance Sheet. These costs consisted of a one-time fee to the lenders of the Second July 2024 Facility Agreement, an annual advance interest payment and other additional direct costs.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11: FINANCIAL INSTRUMENTS AT FAIR VALUE

Financial instruments:

The Company has financial instruments measured at level 3 from the June 2024 Facility Agreement (see note 10.E).

The fair value of the financial instruments under the June 2024 Facility Agreement, as of December 31, 2024, was calculated using the following unobservable inputs: share price: $0.472, expected volatility: 148%, exercise price: $1.00, risk-free interest rate: 4.24%-4.32%, expected life: 0.46-0.50 years.

The following table presents the financial instruments that were measured at fair value through profit or loss:

Embedded derivatives
Balance as of January 1, 2024	-
Embedded derivatives recorded in connection with June 2024 Facility Agreement	40
Net changes at fair value recognized through profit or loss	(11)
Balance as of December 31, 2024	29

NOTE 12: INCOME TAX EXPENSE

A. Tax rates applicable to the income of the Company:

Viewbix Inc. is taxed according to U.S. tax laws.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.

Viewbix Israel is taxed according to Israeli tax laws. The Israeli corporate tax rate is 23% in the years 2024 and 2023.

Gix Media and Cortex are recognized as a “Preferred-Technology Enterprise” in accordance with Section 51 of the Encouragement of Capital Investments Law, 1959 and are taxed at a reduced corporate tax rate of 12%.

B. Tax assessments:

As of December 31, 2024, Gix Media has a final tax assessment for all tax year up to the year ended December 31, 2020.

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

Deferred taxes are comprised of the following components:

	As of December 31	As of December 31
	2024	2023

Deferred tax assets
Deferred research and development expenses	$57	$83
Employee compensation and benefits	$8	$23
Operating loss carryforward	$8,867	$7,927
Operating lease right of use asset	$-	$47

Total deferred tax assets	$8,932	$8,080

Deferred tax liabilities:
Operating lease right of use liability	$-	$48
Intangible assets associated with business combinations	$1,142	$1,469
Total deferred tax liabilities	$1,142	1,517

Net deferred tax assets before valuation allowance	$7,790	$6,563
Valuation allowance	(8,768)	(7,933)
Net deferred tax liabilities	$978	$1,370

As of December 31, 2024 and 2023, the Company has recorded a valuation allowance of $8,768 and $7,933 respectively, in respect of the deferred tax assets resulting primarily from tax loss carryforward of Viewbix Inc. and Viewbix Israel, as management currently believes these deferred tax assets will not be realized in the foreseeable future.

Income tax expenses are comprised as follows:

	Year ended December 31,
	2024	2023

Current tax expenses	$171	$234
Income tax expense (benefit) in respect of prior years	$9	$(160)
Deferred tax income	$(393)	$(140)
Income tax benefit	$(213)	$(66)

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 12: INCOME TAX EXPENSE (Cont.)

D. Reconciliation of the theoretical tax expenses to the actual tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the statements of operations is as follows:

	Year ended December 31,
	2024	2023

Loss before income taxes as reported in the consolidated statements of operations	$14,319	$8,753
Statutory tax rate in the US	21%	21%
Theoretical tax benefit	$3,007	$1,838
Increase (decrease) in tax expenses resulting from:
Lower tax rates for preferred technology enterprises	928	637
Non-deductible expenses	1,012	734
Income tax expense (benefit) in respect of prior years	9	(160)
Losses for tax purposes for which deferred taxes were not recorded	-	101
Change in valuation allowance	835	361
Others	10	99
Income tax benefit	$(213)	$(66)

E. Available carryforward tax losses:

As of December 31, 2024, Viewbix Israel incurred operating losses of approximately $13,523 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2024, the Company generated net operating losses in the U.S. of approximately $24,603. Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

F. Income (loss) before taxes includes the following components:

	Year ended December 31,
	2024	2023
USA	$(3,711)	$(1,689)
Israel (*)	$(10,608)	$(7,064)
	$(14,319)	$(8,753)

(*)	Including a goodwill impairment loss of $7,675 and $5,107 for the years ended December 31, 2024, and 2023, respectively (see note 6.B).

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

Gix Media restricted deposits in the amount of $30 as of December 31, 2024, are used as a security in respect of credit cards and its leased offices. Cortex has a restricted deposit in the amount of $28 as of December 31, 2024, is used as a security in respect of its leased offices.

B. Officers and Directors Agreements:

Chief Executive Officer:

In June 2023, Gix Media’s Chief Executive Officer, Mr. Itay Brookmayer, ceased to serve in this position and on July 1, 2023, Gix Media entered into an employment agreement with Mr. Shmuel Bendahan as the Chief Executive Officer of Gix Media (see note 13.F). On July 20, 2024, Mr. Shmuel Bendahan, ceased to serve as Gix Media’s Chief Executive Officer.

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

On May 18, 2023, the Company’s Board of Directors (the “Board”) approved to issue and grant 27,778 shares of restricted Common Stock (“Equity Grant”) to one of the Company’s directors (the “Director”). The Equity Grant was granted for consulting services provided to the Company by the Director, specifically in connection with securing favorable terms for a bank financing. The Company recorded a share-based compensation expense of $34 in general and administrative expenses in connection to the Equity Grant.

On June 18, 2024, as part of the June 2024 Facility Agreement, the Company issued to the June 2024 Lenders 233,679 shares of common stock and 233,679 warrants to purchase such number of shares of common stock with an exercise price of $1.00 per share. In addition, the Company issued to the June 2024 Lead Lender a warrant to purchase 625,000 shares of common stock with an exercise price of $4.00 per share, representing an aggregate exercise amount of $2.5 million (see note 10.E).

On July 4, 2024, as part of the First July 2024 Facility Agreement, the Company issued to the First July 2024 Lender 425,000 shares of common stock and 550,000 warrants to purchase such number of shares of common stock with an exercise price of $1.00 per share (see note 10.F).

On July 14, 2024 and July 25, 2024, the Company entered into consulting agreements with certain consultants (the “Consultants”) pursuant to which the Consultants agreed to provide certain services to the Company in connection with the Uplist (as defined in note 1.F). In consideration with the Consultants’ services, the Company issued to the Consultants 120,000 shares of common stock in July 2024. The Company recorded a share-based compensation expense of $57 in other expenses in connection with the issuance of shares to the Consultants.

On July 28, 2024, as part of the Second July 2024 Facility Agreement, the Company issued to the lenders of the Second July 2024 Facility Agreement 510,000 shares of common stock and 360,000 warrants to purchase such number of shares of common stock with an exercise price of $4.00 per share (see note 10.G).

B. Private Placement

On July 3, 2024, the Company entered into a definitive securities purchase agreement with a certain investor (the “Lead Investor”) for the purchase and sale in a private placement (the “Private Placement”) of units consisting of (i) 256,875 shares of the Company’s common stock at a purchase price of $1.00 per share and (ii) 385,332 warrants to purchase 385,332 shares of the Company’s common stock (the “PIPE Warrants”) to the Lead Investor and other investors acceptable to the Lead Investor and the Company. The PIPE Warrants are exercisable upon issuance at an exercise price of $1.00 per share and have a three-year term from the issuance date. In addition, the PIPE Warrants are subject to an automatic exercise provision in the event that the Company’s shares of common stock are approved for listing on the Nasdaq Capital Market.

The aggregate gross proceeds received by the Company from the Private Placement were $257, of which $237 received in June 2024 and the $20 remaining received in July 2024.

Upon the closing of the Private Placement, the Company agreed to pay the Lead Investor: (1) $10 for actual and documented fees and expenses incurred and, (2) a commission consisting of (i) a cash fee of $13 and (ii) 12,844 shares of the Company’s common stock.

In July 2024, the Company issued 269,719 shares of common stock and 385,332 warrants in connection with the Private Placement. The Company incurred share issuance costs of $65 ($59 in cash and $6 in shares of common stock) which were recognized as a reduction of additional paid-in capital.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 14: SHAREHOLDERS’ EQUITY (Cont.)

C. Warrants:

The following table summarizes information of outstanding warrants as of December 31, 2024:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	32,584	July 2029	53.76	32,584
Class K Warrants	32,584	July 2029	89.60	32,584
2023 Warrants (see note 10.D)	120,000	December 2025	2.00	120,000
June 2024 Facility Agreement Warrants (see note 10.E)	233,679	June 2027	1.00	233,679
June 2024 Lead Lender Fee Warrants (see note 10.E)	5,296,610	June 2027	0.472	5,296,610
First July 2024 Facility Warrants (see note 10.F)	550,000	July 2027	1.00	550,000
Second July 2024 Facility Warrants (see note 10.G)	360,000	July 2027	1.00	360,000
PIPE Warrants (see note 14.B)	385,332	July 2027	1.00	385,332

D. Reverse Stock Split:

On July 15, 2024, the Company filed an amendment to its Certificate of Incorporation to effect a 1-for-4 reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”). The Reverse Stock Split became effective on March 14, 2025, following the process and announcement by Financial Industry Regulatory Authority, Inc. (“FINRA”) (see note 19.C). Share and per share data in these financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented.

E. Securities Exchange Agreement

On July 31, 2024, the Company entered into a securities exchange agreement with Metagramm Software Ltd. (“Metagramm”) pursuant to which the Company agreed to issue to Metagramm 9.99% of its issued and outstanding share capital in exchange for 19.99% of Metagramm’s issued and outstanding share capital. The closing of the securities exchange agreement is expected to take place following the Uplist (see note 1.F), subject to satisfaction of customary closing conditions. As of the date of approval of these financial statements, the securities exchange agreement has not yet closed, and no shares have been issued.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 14: SHAREHOLDERS’ EQUITY (Cont.)

F. Share option plan:

In 2017, after the completion of Gix Media’s acquisition by the Parent Company, the Parent Company granted options to Gix Media’s employees. These options entitle the employees to purchase ordinary shares of the Parent Company that are traded in the Tel-Aviv Stock Exchange.

On March 2, 2023, the Board approved the adoption of the 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan permits the issuance of up to (i) 625,000 shares of Common Stock, plus (ii) an annual increase equal to the lesser of (A) 5% of the Company’s outstanding capital stock on the last day of the immediately preceding calendar year; and (B) such smaller amount as determined by the Board, provided that no more than 625,000 shares of Common Stock may be issued upon the exercise of Incentive Stock Options. If any outstanding awards expire, are canceled or are forfeited, the underlying shares would be available for future grants under the 2023 Plan. As of the date of approval of the financial statements, the Company had reserved 625,000 shares of Common Stock for issuance under the 2023 Plan.

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

On July 20, 2023, the Company granted 12,756 restricted share units (the “RSUs”) under the 2023 Plan to Gix Media’s CEO, as part of his employment terms, (the “Grantee”) under the following terms and conditions: (1) 12,756 of Common Stock underlying the grant of RSUs (2) Vesting Commencement Date: July 1, 2023 (3) vesting schedule: 50% of the RSUs will vest immediately upon the Vesting Commencement Date (the “First Tranche”) and the remaining 50% of the RSUs will vest 12 months after the Vesting Commencement Date (the “Second Tranche”), provided, in each case, that the Grantee remains continuously as a Service Provider (as defined under the 2023 Plan) of Gix Media or its affiliates throughout each such vesting date (the “Grant”).

On July 1, 2023, upon the vesting of the First Tranche, the Company issued 6,378 shares of Common Stock to the Grantee. On July 1, 2024, upon the vesting of the Second Tranche, the Company issued 6,378 shares of Common Stock to the Grantee.

As of December 31, 2024 and December 31, 2023, the Company recorded a share-based compensation expense in general and administrative expenses of $38 and $12 in connection with the Grant.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 14: SHAREHOLDERS’ EQUITY (Cont.)

F. Share option plan (Cont.):

The Company recognized stock-based compensation expenses in the statement of operations as follows:

	For the year ended December 31,
	2024	2023

Research and development	8	48
Selling and marketing	(9)	15
General and administrative	12	72
Other expenses (see note 14.A)	57	-

Total	68	135

G. Dividends:

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

For the year ended December 31, 2023, Cortex distributed dividends in the amount $598 to the non-controlling interests.

No dividends were distributed during 2024.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 15: ADDITIONAL INFORMATION REGARDING PROFIT AND LOSS ITEMS

Composition:

A. Traffic-acquisition and related costs:

	For the year ended December 31,
	2024	2023

Social network ads	$11,635	$28,251
Native ads	7,920	24,633
Search ads	1,730	16,444
Other related costs	702	1,123
	$21,987	$70,451

B. Research and development expenses:

	For the year ended December 31,
	2024	2023

Salaries and related expenses	$1,235	$1,862
Professional services and subcontractors	464	768
Share-based compensation	8	48
Other	172	215
	$1,879	$2,893

C. Selling and marketing expenses:

	For the year ended December 31,
	2024	2023

Salaries and related expenses	$1,302	$2,060
Advertising and marketing expenses	149	411
Share-based compensation	(9)	15
Other	199	319
	$1,641	$2,805

D. General and administrative expenses:

	For the year ended December 31,
	2024	2023

Salaries and related expenses	$988	$1,211
Professional services	1,042	1,303
Share-based compensation	12	72
Other	226	291
	$2,268	$2,877

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 15: ADDITIONAL INFORMATION REGARDING PROFIT AND LOSS ITEMS (Cont.)

E. Financial expense, net:

Financial income:

	For the year ended December 31,
	2024	2023

Exchange rate differences	$18	$-
Interest income on loan to Parent Company	160	87
Change in the fair value of financial assets at fair value through profit or loss	11	-
Other	13	16
	$202	$103

Financial expenses:

	For the year ended December 31,
	2024	2023

Bank interest and fees	$69	$73
Interest expense on bank loans	687	916
Loss from substantial debt terms modification	1,914	-
Exchange rate differences	22	347
Amortization of deferred debt issuance costs	152	-
Other	122	48
	$2,966	$1,384

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 16: LOAN TO PARENT COMPANY

	As of December 31	As of December 31
	2024	2023

Loan to Parent Company	$3,981	$3,752

The balance with the Parent Company represents a balance of an intercompany loan under a loan agreement signed between Gix Media and the Parent Company on March 22, 2020. The loan bears interest at a rate to be determined from time to time in accordance with Section 3(j) of the Income Tax Ordinance, new version, and the Income Tax Regulations (Determination of Interest Rate for the purposes of Section 3(j), 1986) or according to a market interest rate decision as agreed between the parties. The amount of the loan is in U.S. dollars. The loan’s maturity date is September 1, 2025 (see note 19.D).

For the years ended December 31, 2024, and 2023, Gix Media recognized interest income in the amount of $160 and $87, respectively.

NOTE 17: MAJOR CUSTOMERS

The following table sets forth the customers that represent 10% or more of the Group’s total revenues in each of the periods presented below:

	For the year ended December 31,
	2024	2023

Customer A	16%	18%
Customer B	20%	14%
Customer C	14%	0%

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

The segments’ results include items that directly serve and/or are used by the segment’s business activity and are directly allocated to the segment. As such they do not include depreciation and amortization expenses for intangible assets created at the time of the purchase of those companies and financing expenses incurred on loans taken for the purpose of purchasing those companies. Therefore, these items are not allocated to the various segments.

The chief executive officer, who is the Company’s chief operating decision maker (“CODM”), assesses performance for these segments and decides how to allocate resources based the segments’ operating income or loss and income or loss before tax. Segments’ assets and liabilities are not reviewed by the CODM and therefore were not reflected in the segment reporting. The significant expense categories comprising segments profit and loss regularly reviewed by the CODM for the years ended December 31, 2024 and 2023 are set forth in the table below.

The substantial amount of non-current assets is derived from Israel and the substantial amount of revenues is derived from United States.

Segments revenues and operating results:

	For the year ended December 31, 2024
	Search segment	Digital content segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	4,969	21,972	-		26,941
Inter segment revenues	-	259	(259)		-
Total revenues	4,969	22,231	(259)		26,941
Traffic-acquisition and related costs	1,989	20,257	(259)		21,987
Research and development expenses	818	1,049	12		1,879
Sales and marketing expenses	304	1,332	5		1,641
General and administrative expenses	549	415	1,304		2,268
Depreciation and amortization	-	-	3,012		3,012
Goodwill impairment	-	-	7,675		7,675
Other expenses (income), net	(5)	(237)	276		34
Segment operating income (loss)	1,314	(585)	(12,284)		(11,555)
Financial expenses, net	(16)	(154)	(2,594	)(*)	(2,764)
Segment income (loss), before income taxes	1,298	(739)	(14,878)		(14,319)

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 18: SEGMENT REPOTING (Cont.)

A. Segments revenues and operating results: (Cont.)

	For the year ended December 31, 2023
	Search segment	Digital content segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	20,469	59,144	-		79,613
Traffic-acquisition and related costs	16,444	54,007	-		70,451
Research and development expenses	1,502	1,360	31		2,893
Sales and marketing expenses	446	2,341	18		2,805
General and administrative expenses	667	676	1,534		2,877
Depreciation and amortization	-	-	2,952		2,952
Goodwill impairment	-	-	5,107		5,107
Segment operating income (loss)	1,410	760	(9,642)		(7,472)
Financial expenses, net	(80)	(505)	(696	)(**)	(1,281)
Segment income (loss), before income taxes	1,330	255	(10,338)		(8,753)

The “adjustments and eliminations” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

	Year ended December 31, 2024	Year ended December 31, 2023

Depreciation and amortization expenses not attributable to segments (***)	$(3,012)	$(2,952)
Research and development expenses, sales and marketing expenses, general and administrative expenses and other expenses , net not attributable to the segments (****)	$(1,597)	$(1,583)
Goodwill Impairment	$(7,675)	$(5,107)
	(12,284)	(9,642)

(*)	Mainly consist of financial expenses from substantial debt terms modification loss, change in the fair value of financial assets and interest expenses on bank loans in connection with the Financing Agreement (see notes 10.B, 10.D, 10.E and 11).

(**)	Mainly consist of interest expenses on bank loans in connection with the Financing Agreement (see note 10.A, 10.B).

(***)	Mainly consist of technology and customer relations amortization costs from business combinations.

(****)	Mainly consist of general and administrative expenses such as salary and related expenses and professional consulting expenses.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 19: SUBSEQUENT EVENTS

A.	On February 4, 2025, Gix Media and Leumi entered into a fifth addendum to the Financing Agreement, which was effective from January 29, 2025, according to which, inter alia: (i) the Gix Media Credit Line will be extended until March 31, 2025, (ii) the Company is required to deposit a cash amount into Gix Media’s bank account at Leumi (“Investment Amount”) equal to the total of the long-term loan payments that have been and will be deferred until the actual deposit date, no later than March 31, 2025 (“Deferred Amounts”), (iii) if the Investment Amount is less than the Deferred Amounts, the bank reserves the right to fully repay the Deferred Amounts from any other source, (iv) from April 1, 2025, all due payments will be repaid as schedule until the end of the term of the long term bank loans.

B.	On February 28, 2025, Cortex and Leumi entered into an additional amendment to Cortex’s Loan Agreement, pursuant to which: (i) the credit line of $1,000 for Cortex will be extended until December 12, 2025; (ii) Cortex will establish a first-ranking fixed pledge over the cash deposit held in the Cortex’s Leumi Account, up to a maximum of $100, no later than April 15, 2025, or three days following Cortex’s receipt of its expected tax refund, whichever occurs first. This deposit may be released upon Cortex’s submission of a financial report demonstrating two consecutive quarters of positive EBITDA, with a minimum of $75 per quarter.

C.	On March 12, 2025, the Company received notice from FINRA that the Reverse Stock Split, at a ratio of 1-for-4, has been processed and will become effective at market open on March 14, 2025. As a result of the Reverse Stock Split, every 4 outstanding shares of the Company’s common stock were converted into 1 share of the Company’s common stock. The Reverse Stock Split did not change the par value of the Company’s common stock or the number of its authorized shares.

D.	On March 19, 2024, the Company’s board of directors approved to extend the loan between Gix Media and the Parent Company until September 1, 2025. All other terms and conditions of the loan will remain unchanged.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

A.	Disclosure Controls and Procedures

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment under those criteria, management has determined that, as of December 31, 2024, our internal control over financial reporting was effective.

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

D.	Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the year ended December 31, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Amihay Hadad	47	Chief Executive Officer and Director
Shahar Marom	45	Chief Financial Officer
Yoram Baumann	71	Chairman of the Board of Directors
Alon Dayan	47	Director
Eliyahu Yoresh	54	Director
Amitay Weiss	62	Director
Liron Carmel	40	Director

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

Eliyahu Yoresh has served as a member of our Board of Directors since September 19, 2022. Additionally, Mr. Yoresh has served as a member of the Board of Directors of Xylo Technologies Ltd. (Nasdaq: XYLO) since September 2018 and as Chairman of the board of Xylo since February 2020. Mr. Yoresh also serves as Chief Financial Officer of Foresight Autonomous Holdings Ltd. (Nasdaq, TASE: FRSX), and as Chairman of the Board of Directors of Gix Internet Ltd. (TASE: GIX) since September 2022 (prior to which he served as a director of since November 2020). In addition, Mr. Yoresh serves as a director of Elbit Imagining Ltd (TASE: EMITF) since August 2021 and of Charging Robotics Inc (OTC: CHEV) since April 2023. Mr. Yoresh served as the Chief Executive Officer of Tomcar Global Holdings Ltd., a global manufacturer of off-road vehicles, from 2005 to 2008. Mr. Yoresh is an Israeli Certified Public Accountant. Yoresh acquired a B.A. in business administration from the Business College, Israel and an M.A. in Law Study from Bar-Ilan University, Israel.

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

Liron Carmel has served as a member of our Board of Directors since September 19, 2022. Additionally, Mr. Carmel serves as Chief Executive Officer of Xylo Technologies Ltd. (Nasdaq: XYLO), which role he has held since April 2019. Mr. Carmel has vast experience in business and leadership across multiple industries, including bio pharma, internet technology, oil & gas exploration & production, real estate and financial services. In addition, he serves as Chairman of the Israel Tennis Table Association. Mr. Carmel also currently serves as a member of the Board of Directors of several private and public companies, including Gix Internet (TASE: GIX), beginning June 2021, Polyrizon Ltd. (Nasdaq: PLRZ), beginning July 2020 until September 2024 and since January 2025, Jeffs’ Brands Ltd. beginning January 2021 and as the Chairman of the Board of Directors of Eventer Technologies Ltd. beginning October 2020.

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

Compliance with Section 16(a) Compliance.

Section 16(a) of the Securities and Exchange Act of 1934 requires that directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). The Registrant’s officers and directors are current in their filings as required under Section 16(a), other than with respect to the late filings of a Form 4/A by Amihay Hadad, the Company’s Chief Executive Officer and director, Shahar Marom, the Company’s Chief Financial Officer, Yoram Baumann, the Chairman of the Board of Directors, Eli Yoresh and Amitay Weiss, the Company’s directors, which was filed with the SEC on March 21, 2025.

Director Independence

Our Board of Directors has determined that Eliyahu Yoresh, Liron Carmel and Alon Dayan do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq rules.

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

Insider Trading Policy

We have adopted an insider trading policy and procedures applicable to our and our directors’, officers’ and employees’ purchase, sale or other disposition of our securities that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations. This policy and the procedures are set forth in our Insider Trading Compliance Policy included as Exhibit 19.1 to this Annual Report.

Clawback Policy

We have adopted an Executive Officer Clawback Policy (the “Clawback Policy”) to be effective upon the effectiveness of the Uplist, in accordance with the Nasdaq listing standards and Exchange Act Rule 10D-1, which will apply to our current and former executive officers. Under the Clawback Policy, we will be required to recoup the amount of any Erroneously Awarded Compensation (as defined in the Clawback Policy) on a pre-tax basis within a specified lookback period in the event of any Accounting Restatement (as defined in the Clawback Policy), subject to limited impracticability exception. Our Clawback Policy is included as Exhibit 97.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

The following table sets out the compensation paid for the fiscal years ended December 31, 2024 and 2023 as applicable, to our principal executive officer, the two other most highly paid executive officers and one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of December 31, 2024. (“Named Executive Officers’):

The table is in U.S. dollars

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Mr. Amihay Hadad	2024	226,376	-	-	-	3,798	230,174
Chief Executive Officer	2023	234,229	-	-	-	2,822	237,051

Shmuel Bendahan	2024	158,107	37,947	12,500	-	12,042	220,596
Former Chief Executive Officer of Gix Media(1)	2023	127,192	12,000	12,500	-	8,379	160,071

Ofir Peral	2024	183,683	-	-	-	-	183,683
Chief Executive Officer of Cortex	2023	189,083	-	-	-	-	189,083

Asael Sharabi	2024	206,557	-	-	-	-	206,557
Chief Operations Officer of Cortex	2023	210,970	-	-	-	-	210,970

(1)	Shmuel Bendahan served as the Chief Executive Officer of Gix Media from July 2, 2023 until July 20, 2024. The amounts presented in the table include a total of $70,194 that the Company received from the Israeli National Insurance Institute, as reimbursement for the salary paid to Mr. Bendahan during his reserve services in the Israeli army.

Director’s Compensation

The following table sets forth the compensation we paid our non-executive directors during the fiscal year ended December 31, 2024.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Yoram Baumann	210,868	-	-	-	210,868
Alon Dayan	10,814				10,814
Amitay Weiss	10,814				10,814
Liron Carmel	10,814				10,814
Eli Yoresh	10,814				10,814

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

Chairman of the Board

We have entered into a management consulting agreement, through Viewbix Israel, with Mr. Yoram Baumann, which provides for the following compensation in connection with his services as the Company’s and Gix Media’s Chairman of the Board of Directors: (i) a gross monthly consulting fee of NIS 50,000 (approximately $14,200), which as of December 1, 2022 was increased to NIS 65,000 (approximately $18,500) and (ii) certain additional performance-based cash awards, including (a) the Company’s achievement of certain pre-determined financial targets (as evaluated pursuant to adjusted EBITDA metrics), (b) the completion of an equity or debt financing above $5 million and (c) the completion of certain merger/sale transactions (collectively the “Chair’s Bonus Payments”). The Chair’s Bonus Payments, in the aggregate, are limited to an annual amount equal to six (6) months’ consulting fees, all subject to Gix Internet’s compensation policy.

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

Chief Executive Officer of Gix Media

Gix Media entered into an employment agreement with Mr. Shmuel Bendahan, Gix Media’s former Chief Executive Officer, pursuant to which, effective as of July 2, 2023 he is entitled to receive a monthly base salary of NIS 60,000 (approximately $16,500). In accordance with the terms of Mr. Bendahan’s employment agreement, he also received additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of Gix Media. The employment agreement with Mr. Bendahan was terminated as of July 20, 2024.

Chief Executive Officer of Cortex

Cortex entered into an employment agreement with Mr. Ofir Perel, Cortex’s Chief Executive Officer, pursuant to which, effective as of February 2017, he is entitled to receive a monthly base salary of NIS 35,293 (approximately $9,733). In addition, Cortex entered into a services agreement with Mr. Perel, effective as of February 2017, pursuant to which he provides additional CEO and data analysis services for a monthly fee of NIS 10,000 plus VAT (approximately $2,757). In accordance with the terms of Mr. Perel’s employment agreement, he also receives additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of Cortex.

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

Outstanding Equity Awards

As of the end of the year ended December 31, 2024, there were 12,756 RSUs outstanding under the 2023 Plan, all which were granted to Mr. Shmuel Bendahan, the Chief Executive Officer of Gix Media. The RSUs were granted on July 20, 2023, and began vesting on July 1, 2023. 6,378 (50%) shares of Common Stock underlying the RSUs vested immediately upon the vesting commencement date and the remaining 50% vested on July 1, 2024, 12 months after the vesting commencement date, all in accordance with the terms and conditions of the 2023 Plan.

Option Grants

Other than the foregoing grant to Mr. Bendahan, during the year ended December 31, 2024, the Board of Directors did not authorize the issuance of equity awards to executive officers and directors to purchase shares of Common Stock.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2024, by our executive officers.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to Named Executive Officers in the last completed fiscal year under any LTIP.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2024 and 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below provides information regarding the beneficial ownership of our Common Stock as of March 20, 2025, of (i) each of our current directors, (ii) each of the s, (iii) all of our current directors and officers as a group, and (iv) each person or entity known to us who owns more than 5% of our common stock.

The percentage of Common Stock beneficially owned is based on 5,296,945 shares of Common Stock outstanding as of March 20, 2025. The number and percentage of shares of Common Stock beneficially owned by a person or entity also include shares of Common Stock issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days of March 20, 2025. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Gix Internet Ltd.	Common Stock	2,883,753	(2)	53.78%
MMCAP International Inc. SPC	Common Stock	463,981	(3)	8.76%
M.R.M. Merhavit Holdings and Management Ltd.	Common Stock	831,600	(4)	14.75%
Capitalink Ltd.	Common Stock	996,938	(5)	17.05%

Executive Officers and Directors
Amihay Hadad	Common Stock	10,036	(6)	*
Shahar Marom	Common Stock	5,018	(7)	*
Yoram Baumann	Common Stock	37,638	(8)	*
Eliyahu Yoresh	Common Stock	12,604	(9)	*
Amitay Weiss	Common Stock	37,814	(10)	*
Liron Carmel	Common Stock	1,098	(11)	*
Alon Dayan	Common Stock	447	(12)	*
Directors and officers as a group (7 individuals)		104,655		1.94%

* Less than 1%

1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners named in the table have, to our knowledge, direct ownership of and sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.
2)	Based solely on a Schedule 13D/A filed by the reporting stockholder with the SEC on September 19, 2022. The number of shares beneficially owned by Gix Internet Ltd. includes (i) 2,818,585 shares of Common Stock, (ii) warrants to purchase up to 65,168 shares of Common Stock issuable upon the exercise of the June and July 2024 Facility Warrants.
3)	Based solely on a Schedule 13G/A filed by the reporting stockholder with the SEC on February 10, 2025. The number of shares beneficially owned by MMCAP International Inc SPC include 463,981 shares of Common Stock.
4)	Based solely on a Schedule 13G filed by the reporting persons with the SEC on September 18, 2024. Roni Menashe is the control person of M.R.M. Merhavit Holdings and Management Ltd. and may be deemed to be the beneficial owner of all the reported shares. The number of shares beneficially owned by the reporting persons includes (i) 490,800 shares of Common Stock, (ii) warrants to purchase up to 340,800 shares of Common Stock issuable upon the exercise of the June and July 2024 Facility Warrants, which is subject to the 4.99% Blocker (as defined below). The reporting persons are prohibited from exercising the Warrant into Common Stock if, as a result of such exercise, the holder, together with its affiliates and any persons acting as a group together with such holder or any of such affiliates, would beneficially own more than 4.99% of the total number of Common Stock then issued and outstanding immediately after giving effect to the exercise (the “4.99% Blocker”). The address of M.R.M. Merhavit Holdings and Management Ltd. is 31 Sokolov Street, Ramat Gan, Israel.

5)	Based solely on a Schedule 13G filed by the reporting persons with the SEC on September 18, 2024. Lavi Krasney is the officer, sole director, chairman of the board of directors and control shareholder of Capitalink Ltd and may be deemed to be the beneficial owner of all the reported shares. The number of shares beneficially owned by the reporting persons includes: (i) 446,938 shares of Common Stock and (ii) warrants to purchase up to 550,000 shares of Common Stock issuable upon the exercise of the June and July 2024 Facility Warrants, which is subject to a 4.99% Blocker. The address of Capitalink Ltd. is 20 Raoul Wallenberg Street, Tel Aviv, Israel 6971916.
6)	Consists of (i) 2,518 shares of Common Stock, (ii) warrants to purchase up to 5,000 shares of Common Stock issuable upon the exercise of the 2023 Warrants and (iii) warrant to purchase up to 2,518 shares of Common Stock issuable upon the exercise of the June and July 2024 Facility Warrants. The address of Amihay Hadad is c/o Viewbix Inc., 3 Hanehoshet St, Building B, 7th floor, Tel Aviv, Israel 6971068.
7)	Consists of (i) 1,259 shares of Common Stock, (ii) warrants to purchase up to 2,500 shares of Common Stock issuable in connection with the 2023 Warrants and (iii) warrants to purchase up to 1,259 shares of Common Stock issuable upon the exercise of the June and July 2024 Facility Warrants. The address of Shahar Marom is c/o Viewbix Inc., 3 Hanehoshet St, Building B, 7th floor, Tel Aviv, Israel 6971068.
8)	Consists of (i) 9,444 shares of Common Stock, (ii) warrants to purchase up to 18,750 shares of Common Stock issuable upon the exercise of the 2023 Warrants and (iii) warrants to purchase up to 9,444 shares of Common Stock issuable upon the exercise of the June and July 2024 Facility Warrants. The address of Yoram Baumann is c/o Viewbix Inc., 3 Hanehoshet St, Building B, 7th floor, Tel Aviv, Israel 6971068.
9)	Eli Yoresh is the officer, sole director, chairman of the board of directors and controlling shareholder of Yoresh Capital Ltd., and its address is Yitzhak Rabin 5 Kiryat Ono, Israel. Consists of (i) 5,086 shares of Common Stock, (ii) warrants to purchase up to 5,000 shares of Common Stock issuable upon the exercise of the 2023 Warrants and (iii) warrants to purchase up to 2,518 shares of Common Stock issuable upon the exercise of the June and July 2024 Facility Warrants.
10)	Amitay Weiss is the officer, sole director, chairman of the board of directors and controlling shareholder of Amitay Weiss Management Ltd., and its address is Haatsmaut St 41, Petah Tikva, Israel. Consists of (i) 30,296 shares of Common Stock, (ii) warrants to purchase up to 5,000 shares of Common Stock issuable upon the exercise of the 2023 Warrants and (iii) warrants to purchase up to 2,518 shares of Common Stock issuable upon the exercise of the June and July 2024 Facility Warrants.
11)	Based solely on a Form 4/A filed by Mr. Liron Carmel on September 29, 2022.
12)	Represents shares held by L1 Systems Limited (“L1 Systems”) over which shares Mr. Dayan, as sole officer and director of L1 Systems, has voting and dispositive power.

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

On November 20, 2022, the Company, Gix Media and Gix Internet agreed to restructure the Loan Agreements, such that the Company repaid the First Loan Amount to Gix Internet, by offsetting its amount from the Second Loan Amount owed by Gix Internet to Gix Media. As a result, the outstanding amount due under the Second Loan Agreement was reduced to approximately $4.6 million and as of the date of this Annual Report, the Company has no further obligations under the First Loan Agreement. As of December 31, 2024, the outstanding amount due under the Second Loan Amount was approximately $4 million.

Additionally, on November 20, 2022, the Second Loan Agreement was amended to reflect the conversion of the currency of the Second Loan Amount (including any interest accrued thereunder) from NIS to USD, effective as of July 1, 2022.

On March 20, 2024, the Company’s board of directors approved to extend the Second Loan Agreement until July 1, 2024 and on March 19, 2025, the Company’s board of directors approved an addition extension until September 1, 2025.

2023 Loan Agreement

Amihay Hadad, the Company’s Chief Executive Officer and director, Shahar Marom, the Company’s Chief Financial Officer, Yoram Baumann, the Chairman of the Board of Directors, Eli Yoresh and Amitay Weiss, the Company’s directors, Ehud Weiss, the brother of Amitay Weiss and Xylo technologies Ltd (formerly Medigus Ltd.), the Company’s ultimate parent company, are lenders under the 2023 Loan with Viewbix Israel, entered into on November 15, 2023. See “Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity – Recent Sales of Unregistered Securities - 2023 Loan Agreement”, for further information.

June 2024 Facility Agreement

Amihay Hadad, the Company’s Chief Executive Officer and director, Shahar Marom, the Company’s Chief Financial Officer, Yoram Baumann, the Chairman of the Board of Directors, Eli Yoresh and Amitay Weiss, the Company’s directors, Ehud Weiss, the brother of Amitay Weiss and Xylo technologies Ltd (formerly Medigus Ltd.), the Company’s ultimate parent company are lenders under the June 2024 Facility Agreement entered into on July 22, 2024. See “Item 1. Description of Business - June 2024 Facility Agreement” for further information.

Private Placement

Uri Baumann, Omer Baumann and Nadav Baumann, the children of Yoram Baumann, the Chairman of the Board of Directors are Investors under the Purchase Agreement entered into on July 3, 2024, in connection with the Private Placement. See “Item 1. Description of Business – Private Placement” for further information.

Director Independence

Our Board of Directors has determined that Eliyahu Yoresh,, Liron Carmel and Alon Dayan do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent”. We are not currently subject to listing requirements of any national securities exchange, which generally stipulates certain requirements that a majority of a company’s Board of Directors be classified as “independent”. As a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed Brightman Almagor Zohar & Co. as independent public accountant for the fiscal years ended December 31, 2024 and December 31, 2023.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by (a) Brightman Almagor Zohar & Co. for the audit of the Registrant’s annual financial statements for the years ended December 31, 2024, and December 31, 2023, and (b) the aggregate fees billed in each of the last two fiscal years as pertaining to, among others, tax compliance, tax advice and tax planning conferred to the Registrant.

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Audit fees (1)	190,000	180,000
Tax -related fees (2)	55,000	40,000

(1)	Audit fees for the years ended December 31, 2023 and December 31, 2024, consisted of audit and review services, consents and review of documents filed with the SEC.

(2)	Tax fees consist of, among other items, tax assessment and filings, review of quarterly estimated tax payments, consultation concerning tax compliance issues, and services related to filing a rolling to the Israeli Tax Authority.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No. Description

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Viewbix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on September 6, 2022)
3.2	Amended and Restated Bylaws of Viewbix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the SEC on September 20, 2022)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 24, 2023)
4.2	Form of Warrant by and between the Company and Gix Media Ltd., dated July 25, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2019)
4.3	Form of Warrant by and between the Company and the holders thereto, dated December 7, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2023)
4.4	Form of June 2024 Facility Warrants (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 31, 2024)
4.5	Form of June 2024 Lead Lender Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2024)
4.6	Form of July 2024 Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 31, 2024)
4.7	Form of First July 2024 Warrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 31, 2024)
4.8	Form of Second July 2024 Warrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 31, 2024)
10.1	2017 Employee Incentive Plan (incorporated by reference to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 17, 2018)
10.2	2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 24, 2023)
10.3	Form of Stock Subscription Agreement between the Company and the investors set forth therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2020)
10.4	Agreement and Plan of Merger, dated December 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2021)
10.5	Employment Agreement by and between Viewbix Ltd. and Amihay Hadad, dated February 23, 2023
10.6	Management Services Agreement by and between Viewbix Ltd. and Yoram Baumann, dated January 12, 2022
10.7	Loan Agreement by and between Viewbix Ltd. and the lenders thereto, dated November 15, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2023)
10.8	Form of Securities Purchase Agreement, dated July 3, 2024, by and between Viewbix Inc. and the purchasers parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2024)
10.9	Form of Registration Rights Agreement, dated July 3, 2024, by and between Viewbix Inc. and the purchasers parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2024)
10.10	Form of Amended and Restated Facility Agreement, dated July 22, 2024, by and between Capitalink Ltd. and Viewbix Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2024)
10.11	Form of Second Amendment, dated July 25, 2024, to the Amended and Restated Facility Agreement, dated July 22, 2024, by and between Capitalink Ltd. and Viewbix Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2024)
10.12	Form of Amended and Restated Facility Agreement, dated July 22, 2024, by and between Viewbix Inc. and the lenders thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2024)
10.13	Form of Facility Agreement, dated July 28, 2024, by and between M.R.M. Merhavit Holdings and Management Ltd. and Viewbix Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2024)
19.1*	Insider Trading Compliance Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report for the fiscal year ended December 31, 2023, filed with the SEC on March 25, 2024)
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
97.1*	Executive Officer Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

VIEWBIX INC.

Date: March 21, 2025	By:	/s/ Amihay Hadad
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

