Form 10-Q
period 2025-03-31
Viewbix Inc.
filed 2025-05-14
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-15746

VIEWBIX INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of	(I.R.S. Employer
Incorporation)	Identification Number)

3 Hanehoshet St, Building B, 7th floor, Tel Aviv, Israel	6971068
(Address of Principal Executive Officers)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +972-9-774-1505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

On May 12, 2025, the Registrant had 6,619,959 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

CONTENTS

Page

Interim Condensed Consolidated Balance Sheets (unaudited)	4 - 5

Interim Condensed Consolidated Statements of Operations (unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	7

Interim Condensed Consolidated Statements of Cash Flows (unaudited)	8 - 9

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)	10 - 29

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of March 31	As of December 31
	Note	2025	2024

ASSETS

CURRENT ASSETS

Cash and cash equivalents		181	624
Restricted deposits		59	58
Accounts receivable		1,037	1,832
Loan to parent company	3	4,013	3,981
Other current assets		1,224	1,257

Total current assets		6,514	7,752

NON-CURRENT ASSETS

Deferred taxes		48	56
Property and equipment, net		129	27
Intangible assets, net	5	10,017	9,552
Goodwill	5	9,704	4,579

Total non-current assets		19,898	14,214

Total assets		26,412	21,966

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

 U.S. dollars in thousands (except share data)

		As of March 31	As of December 31
	Note	2025	2024

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable		4,957	5,935
Short-term loans	7	2,928	2,310
Current maturities of long-term loans	7	2,902	3,064
Embedded derivatives	7,8	2,752	29
Short-term convertible loans	7	790	779
Other payables		1,027	812

Total current liabilities		15,356	12,929

NON-CURRENT LIABILITIES

Long-term loans, net of current maturities	7	-	496
Deferred taxes		1,221	1,034
Earn-out liability	6	1,010	-

Total non-current liabilities		2,231	1,530

Commitments and Contingencies	9

SHAREHOLDERS’ EQUITY

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 6,619,959 and 5,296,945 shares as of March 31, 2025, and December 31, 2024, respectively (*).		3	3
Additional paid-in capital		33,641	28,482
Accumulated deficit		(26,382)	(22,714)
Equity attributed to shareholders of Viewbix Inc.		7,262	5,771
Non-controlling interests		1,563	1,736
Total equity		8,825	7,507

Total liabilities and shareholders’ equity		26,412	21,966

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.D).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share data)

	For the three months ended March 31,
	2025	2024

Revenues	2,733	10,002

Costs and Expenses:
Traffic-acquisition and related costs	2,323	8,215
Research and development	147	730
Selling and marketing	216	658
General and administrative	253	656
Depreciation and amortization	719	734
Other expenses, net	44	20

Operating loss	969	1,011

Financial expense, net	2,903	163

Loss before income taxes	3,872	1,174

Income tax expense (benefit)	(28)	1

Net loss	3,844	1,175

Less: net loss attributable to non-controlling interests	176	176
Net loss attributable to shareholders of Viewbix Inc.	3,668	999

Net loss per share – Basic and diluted attributed to shareholders:	0.68	0.27

Weighted average number of shares – Basic and diluted:	5,414,548	3,732,169	(*)

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.D).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock (*)		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2025	5,296,945	3	28,482	(22,714)	5,771	1,736	7,507
Net loss	-	-	-	(3,668)	(3,668)	(176)	(3,844)
Shares issued in connection with the Reverse Stock Split (see note 10.D)	14	(**)	-	-	-	-	-
Issuance of shares in connection with acquisition of a subsidiary (see note 6)	1,323,000	(**)	5,159	-	5,159	-	5,159
Share-based compensation	-	-	-	-	-	3	3

Balance as of March 31, 2025	6,619,959	3	33,641	(26,382)	7,262	1,563	8,825

	Common stock (*)		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2024	3,732,169	3	25,476	(10,661)	14,818	3,806	18,624
Net loss	-	-	-	(999)	(999)	(176)	(1,175)
Share-based compensation	-	-	6	-	6	12	18

Balance as of March 31, 2024	3,732,169	3	25,482	(11,660)	13,825	3,642	17,467

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.D).

(**)	Represents an amount less than $1.

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the three months ended March 31,
	2025	2024

Cash flows from Operating Activities
Net loss	(3,844)	(1,175)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortizations	719	734
Share-based compensation	3	18
Deferred taxes	(76)	(81)
Accrued interest, net	(20)	14
Interest income	(38)	(39)
Amortization of loan discounts	22	2
Change in the fair value of financial assets at fair value through profit or loss (see note 8)	2,723	-
Amortization of deferred debt issuance costs (see note 7.F, 7.G)	68	-

Changes in assets and liabilities items:
Decrease in accounts receivable	795	4,355
Decrease (increase) in other current assets	(21)	148
Decrease in operating lease right-of-use assets	-	23
Decrease in accounts payable	(966)	(3,952)
Increase in other payables	226	85
Decrease in operating lease liabilities	-	(25)

Net cash provided by (used in) operating activities	(409)	107

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

	For the three months ended March 31,
	2025	2024

Cash flows from Investing Activities
Net cash from acquisition of a subsidiary (see note 6)	12	-

Net cash provided by investing activities	12	-

Cash flows from Financing Activities
Receipt of short-term bank loans	2,029	100
Repayment of short-term bank loans	(1,422)	(743)
Repayment of long-term bank loans	(658)	-
Change in loan to parent company	6	(17)

Net cash used in financing activities	(45)	(660)

Decrease in cash and cash equivalents and restricted cash	(442)	(553)

Cash and cash equivalents and restricted cash at beginning of period	682	1,923

Cash and cash equivalents and restricted cash at end of period	240	1,370

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	1	54
Interest paid	141	205
	142	259

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

On March 24, 2025, the Company entered into a securities exchange agreement with the shareholders of Metagramm Software Ltd. (“Metagramm”), pursuant to which the Company acquired 100% of Metagramm’s shares in exchange for consideration of $5,159. The consideration was paid to Metagramm’s shareholders in the form of 1,323,000 shares of commons stock of the Company, representing 19.99% of the Company’s issued and outstanding share capital.

Metagramm specializes in developing advanced writing assistance tools that leverage artificial intelligence, machine learning and natural language processing technologies. Metagramm’s main product, “Bubbl” is a writing tool designed to provide personalized and customized text tailored to the user’s unique expression and can translate various languages into English. Metagramm licenses its products on a subscription basis to businesses and individual customers.

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

E. Cortex Adverse Effect

In April 2024, the Company was informed by Cortex that a significant customer of Cortex recently notified Cortex it will stop advertising on Cortex’s sites, as part of its policy decision to cease advertising on Made for Advertising (“MFA”) sites (the “Cortex Adverse Effect”). The Cortex Adverse Effect, which has materially affected Cortex’s business and operations, has occurred following certain recent developments relating to publishers that are categorized by a number of on-line advertisers as MFA, including decisions made by leading media on-line advertisers to prioritize different media categories and implement publishing restrictions in connection with MFA. Due to the Cortex Adverse Effect and additional circumstances as explained in note 5.B, the Company recorded an impairment of $7,675 in the goodwill related to the digital content segment as of December 31, 2024.

F. Filing of Insolvency Petition Against Gix Media

On March 27, 2025, a petition was filed with the District Court of Tel Aviv-Jaffa for a court order to commence insolvency proceedings against Gix Media. The petition was filed by a primary service provider alleging that Gix Media owes it approximately $260 (excluding linkage differentials and interest) and that Gix Media is unable to repay its debts (see note 9.B). Due to the filing of the petition, Leumi bank has the right to demand immediate repayment of Gix Media’s bank loans. As a result, long-term loans were classified as a current liability (see note 7.A, 7.B).

As of the date of approval of these financial statements, the Company cannot assess the likelihood of success of the Petition or its potential impact on the Company’s business.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

G. Going Concern

From the second half of 2023 through March 31, 2025, the Company experienced a decrease in its revenues from the digital content and search segments, as a result of: the Cortex Adverse Effect (see note 1.E), a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the search segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the search segment, as a result of lack of availability of suppliers credit from such third party strategic partners. As a result of the foregoing, during the three months ended March 31, 2025, the Company recorded an operating loss of $969 compared to $1,011 during the three months ended March 31, 2024. Additionally, the Company recorded a net loss of $3,844 during the three months ended March 31, 2025, compared to $1,175 during the three months ended March 31, 2024. As of March 31, 2025, the Company had cash and cash equivalents of $181, bank loans of $5,477, accumulated deficit of $26,382 and a negative cash flow of $409 for the three months ended March 31, 2025.

 The decline in revenues and other circumstances described above raise substantial doubts about the Company’s ability to continue as a going concern during the 12-month period following the issuance date of these financial statements.

Management’s response to these conditions included reduction of salaries and related expenses and reduction of professional services in the research and development and selling and marketing functions, reduction of other operational expenses, such as lease costs and overheads, as well as creation of new partnerships and other new income sources. In addition, during the period from June to August 2024, the Company raised through a private placement and through three facility agreements with certain investors and lenders (see note 7.B) aggregate gross proceeds of $887. Moreover, the Company plans to uplist its shares of common stock to a national securities exchange (the “Uplist”), after which, in accordance with the terms of the aforesaid private placement and facility agreements, the company is expected to receive additional funds. Furthermore, the Company’s subsidiaries entered into an addendum to a loan agreement with Bank Leumi pursuant to which loans repayments were deferred while short term credit lines with Bank Leumi continued to be utilized. However, there is significant uncertainty as to whether the Company will further succeed to implement its plans or be able to secure additional funds when needed.

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

A. Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Group’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 U.S. dollars in thousands (except share data)

NOTE 3: LOAN TO PARENT COMPANY

	As of March 31 2025	As of December 31 2024

Loan to Parent Company	$4,013	$3,981

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

On March 19, 2025, the Company’s board of directors approved to extend the loan between Gix Media and the Parent Company until September 1, 2025. All other terms and conditions of the loan will remain unchanged.

For the three months ended March 31, 2025 and 2024, Gix Media recognized interest income in the amount of $38 and $39, respectively.

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

Operating lease expenses amounted to $0 and $28 for the three months ended March 31, 2025 and 2024, respectively.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 5: GOODWILL AND INTANGIBLE ASSETS, NET

A. Composition:

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2025	465	6,234	11,008	4,579	22,286
Consolidation of Metagramm (see note 6)	-	420	760	5,125	6,305
Balance as of March 31, 2025	465	6,654	11,768	9,704	28,591

Accumulated amortization:
Balance as of January 1, 2025	429	2,522	5,204	-	8,155

Amortization recognized during the period	36	222	457	-	715
Balance as of March 31, 2025	465	2,744	5,661	-	8,870

Amortized cost:
As of March 31, 2025	-	3,910	6,107	9,704	19,721

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2024	465	6,234	11,008	12,254	29,961

Impairment of goodwill	-	-	-	(7,675)	(7,675)
Balance as of December 31, 2024	465	6,234	11,008	4,579	22,286

Accumulated amortization:
Balance as of January 1, 2024	276	1,631	3,366	-	5,273

Amortization recognized during the year	153	891	1,838	-	2,882
Balance as of December 31, 2024	429	2,522	5,204	-	8,155

Amortized cost:
As of December 31, 2024	36	3,712	5,804	4,579	14,131

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

NOTE 6: BUSINESS COMBINATION

Metagramm Acquisition:

On July 31, 2024, the Company entered into a securities exchange agreement with Metagramm pursuant to which the Company agreed to issue to Metagramm 9.99% of its issued and outstanding share capital in exchange for 19.99% of Metagramm’s issued and outstanding share capital (the “2024 SEA”).

On March 24, 2025 (the “Closing Date”), the Company entered into a new securities exchange agreement with the shareholders of Metagramm which replaced and terminated the 2024 SEA (the “2025 SEA”). Pursuant to the 2025 SEA, the Company acquired 100% of Metagramm’s shares in exchange for consideration of $5,159. The consideration was paid to Metagramm’s shareholders in the form of 1,323,000 shares of common stock of the Company, representing 19.99% of the Company’s issued and outstanding share capital immediately following the acquisition (the “Metagramm Acquisition”).

In addition, the Company agreed to pay Metagramm’s shareholders cash earn-out payments on a pro rata basis of up to a cumulative sum of $2.0 million, contingent on achieving certain financing and revenue milestones within 3 years following the Closing Date.

Fair Value of Metagramm’s Identifiable Assets and Liabilities:

Cash and cash equivalents	12
Other current assets	18
Property and equipment	106
Goodwill arising from the acquisition	5,125
Technology, net of deferred taxes	585
Customer Relations, net of deferred taxes	323
Total cost of the acquisition	6,169

Earn-out liability arising from the acquisition	1,010
Total liabilities	1,010

Consideration paid in Company’s shares	5,159

The total cost of the acquisition has been allocated between tangible and intangible assets acquired and liabilities assumed based on estimated fair values, with the residual of the acquisition cost recorded as goodwill. The intangible assets identified in the Metagramm Acquisition were technology and customer relations. The estimation of the fair value of these intangible assets was determined using the income approach, which is based on the present value of the future cash flows attributable to each identifiable intangible asset. The estimation of the fair value of the earn-out liability was calculated based on Monte Carlo method.

Other current assets were estimated to have fair values that approximate their carrying values due to the short-term maturities of these instruments.

The estimated useful lives for the acquired technology and customer relations of Metagramm Acquisition are 5 years and 2.5 years, respectively. The goodwill will not be deductible for income tax purposes.

NOTE 7: LOANS

A. Composition of long-term loans, short-term loans, and credit lines of the Group:

The following is the composition of the balance of the Group’s loans according to their nominal value:

	Interest rate	As of March 31, 2025	As of December 31, 2024

Short-term bank loans – Gix Media	SOFR + 4.60%	1,602	1,138
Short-term bank loan – Cortex	SOFR + 4.35%	973	830
Long-term bank loan, including current maturity – Gix Media (received on October 13, 2021)	SOFR + 4.12%	2,036	2,564
Long-term bank loan, including current maturity – Gix Media (received on January 17, 2023)	SOFR + 5.37%	866	996
Short-term loan – June 2024 Facility Agreement – Viewbix Inc	12%	353	342
Short-term convertible loan – June 2024 Facility Agreement – Viewbix Inc	12%	660	649
Short-term convertible loan – First July 2024 Facility Agreement – Viewbix Inc	12%	50	50
Short-term convertible loan – Second July 2024 Facility Agreement – Viewbix Inc	12%	80	80

		6,620	6,649

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 7: LOANS (Cont.)

B. Gix Media’s Loan Agreement and short-term loans:

On October 13, 2021, Gix Media entered into a financing agreement with Bank Leumi Le Israel Ltd (“Leumi”), an Israeli bank, for the provision of a line of credit in the total amount of up to $3,500 and a long-term loan totaling $6,000, which Gix Media used to finance the acquisition of Cortex (the “Financing Agreement”).

The Financing Agreement included the following main terms:

1)	A loan of $6,000 to be provided to Gix Media which will be repaid in 48 monthly payments at an annual interest rate of LIBOR + 4.12%.

2)	A renewable monthly line of credit, of up to $3,500 to be provided to Gix Media, which will be available for utilization for a period of two years and will be determined on a monthly basis, at 80% of Gix Media’s accounts receivable balance (“Line of Credit”). The amounts that will be withdrawn from the Line of Credit will bear annual interest of LIBOR + 3.2%.

3)	Gix Media undertook to meet financial covenants over the life of the loans as follows: the ratio of debt to EBITDA, based on the Gix Media’s consolidated financial statements in all 4 consecutive quarters, will not exceed 2.4 in the first two years and will not exceed 1.75 in the following two years. As of December 31, 2023, Gix Media didn’t meet the financial covenants in connection with the Financing Agreement, however, Gix Media has received a waiver by Leumi to be effected until April 16, 2024, according to which, Leumi agreed to delay its right for immediate repayment of the loans. Accordingly, the Company did not reclassify long-term loan, net of current maturities item in the balance sheet as a current liability.

4)	As part of the Financing Agreement, Gix Media and the Company provided several liens in favor of Leumi (see note 9).

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

On June 13, 2024, Gix Media and Leumi entered into a third addendum to the Financing Agreement between the parties which was effective from May 15, 2024, pursuant to which, inter alia: (i) the addendum will be effective until August 31, 2024; (ii) the Company is obligated to transfer to Gix Media $600; (iii) a new covenant which replaced the previous financial covenant, measured by reference to positive EBITDA was implemented; (iv) all payments due to Leumi Long-term bank loan were deferred to August 31, 2024 and from September 1, 2024, payments will be repaid as schedule until the end of the Long-term bank loan; (v) a new loan of $350 was granted to Gix Media on June 13, 2024 which was repaid in full on August 30, 2024, alongside the existing credit facility to Gix Media. The existing credit facility will remain equal to 80% of Gix Media’s customer balance (“Gix Media Credit Line”); (vi) Gix Media is obligated to perform a reduction in expenses, including reduction in human capital.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 7: LOANS (Cont.)

B. Gix Media’s Loan Agreement and short-term loans:

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

On February 4, 2025, Gix  Media and Leumi entered into a fifth addendum to the Financing Agreement, which was effective from January 29, 2025, according to which, inter alia: (i) the Gix Media Credit Line was extended to March 31, 2025, (ii) the repayment the outstanding principal amounts of the long term bank loans of Gix Media under the Financing Agreement, was deferred until the actual deposit by the Company in Gix Media’s account of an investment account equal to the amounts of the deferred long term bank loans owned by Gix Media (the “Investment Amount”), which in any event shall be no later than March 31, 2025 (the “Deposit Date”), (iii) upon such Deposit Date, all deferred payments will be immediately repaid using the deposited amounts and any remaining amounts from any other sources, (iv) all remaining future due payments will be repaid as scheduled until the end of the updated terms of each long term bank loan.

On March 30, 2025, Gix Media and Leumi entered into a sixth additional addendum to the Financing Agreement, which extended the Deposit Date until May 20, 2025.

As of March 31, 2025, Gix Media has drawn $549 of the Gix Media Credit Line.

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

As of March 31, 2025, Cortex has drawn $973 of the Cortex Credit Line.

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

The terms of the 2023 Loan were substantially amended on June 18, 2024, by the June 2024 Facility Agreement (see note 7.E). These amendments represented a substantial modification in accordance with ASC Topic 470. Accordingly, the terms modification was accounted for as an extinguishment of the original financial liability and the initial recognition of new financial instruments issued at their fair value as of the effective date of the June 2024 Facility Agreement. As a result of the substantial modification of terms, the Company recognized finance expense of $1,914 for the year ended December 31, 2024.

E. June 2024 Facility Agreement:

On June 18, 2024, the Company entered into a credit facility agreement with a group of lenders including a lead lender (the “June 2024 Lead Lender”, and collectively, the “June 2024 Lenders”) for an amount of up to $1.0 million which was amended and restated on July 22, 2024 (the “June 2024 Facility Agreement”). The June 2024 Facility Agreement also includes $531 of outstanding debt owed by the Company to the June 2024 Lenders of the 2023 Loan (see note 7.D), such that the total amount of the credit line reached $1.53 million (the “Total Credit Facility Amount”). The Total Credit Facility Amount will be due for repayment following 12 months from the date of the June 2024 Facility Agreement (the “Initial Maturity Date”) or alternatively, in the event the completion of the Uplist (as defined in note 1.F) prior to the Initial Maturity Date, then the Total Credit Facility Amount will be due for repayment following 12 months from the Uplist date. The Total Credit Facility Amount will be available for use as follows: (a) $350 upon the date of the June 2024 Facility Agreement, (b) $150 upon submitting a prospectus for the registration of shares to be issued to the June 2024 Lenders, and (c) $500 upon the completion of the Uplist.

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

In July 2024, following the closing of the Private Placement (as defined in note 10.B), the exercise price of the June 2024 Lead Lender Fee Warrants was adjusted to $0.472, which is equal to the effective price per share of common stock in the Private Placement, and the number of shares of common stock issuable upon the exercise of the June 2024 Lead Lender Fee Warrants was also adjusted to a total of 5,296,610 shares, such that the adjusted exercise price and number of warrants issued is equal to an aggregate amount of $2.5 million.

The conversion related features of the June 2024 Facility Agreement were bifurcated from their host debt contract and recognized as liabilities measured at fair value at each cut-off date. The facility loan was initially recorded at its fair value and subsequently measured at cost. The shares and warrants issued as prepayment of interest and as commission to the June 2024 Lead Lender were initially recognized at fair value and classified in equity.

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

Furthermore, the Company paid the lender of the First July 2024 Facility Agreement a one-time fee consisting of: (a) 125,000 common stock of the Company, which representing a fee of five percent (5%) of the First July 2024 Facility Loan Amount, at a share price of $1.00 per share, and (b) 250,000 warrants to purchase 250,000 common stock of the Company at an exercise price of $1.00 per share. The warrants are exercisable for three years from the date of the First July 2024 Facility Agreement.

The conversion related features of the First July 2024 Facility Agreement were bifurcated from their host debt contract and recognized as liabilities measured at fair value at each cut-off date.

In connection with the First July 2024 Facility Agreement, the Company received a loan of $50 which was recorded as a short-term convertible loan. The fair value of this loan was substantially the same as the amount received. Warrants associated with the First July 2024 Facility Agreement were measured at fair value and recorded as equity.

As of December 31, 2024, the Company incurred deferred debt issuance costs of $315 which were recorded in other current assets in the Company’s Balance Sheet. These costs consisted of a one-time fee to the lender of the First July 2024 Facility Agreement, an annual advance interest payment and other additional direct costs. The amortization of the deferred debt issuance costs was recorded as financial expense and amounted to $34 for the three months ended March 31, 2025.

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

Furthermore, the Company paid the lenders of the Second July 2024 Facility Agreement a one-time fee consisting of 150,000 common stock of the Company, which represent a fee of five percent (5%) of the Second July 2024 Facility Loan Amount at a share price of $1.00 per share.

The conversion related features of the Second July 2024 Facility Agreement were bifurcated from their host debt contract and recognized as liabilities measured at fair value at each cut-off date.

In connection with the Second July 2024 Facility Agreement, the Company received a loan of $80 which was recorded as a short-term convertible loan. The fair value of this loan was substantially the same as the amount received. Warrants associated with the Second July 2024 Facility Agreement were measured at fair value and recorded as equity.

As of December 31, 2024, the Company incurred deferred debt issuance costs of $302 which were recorded in other current assets in the Company’s Balance Sheet. These costs consisted of a one-time fee to the lenders of the Second July 2024 Facility Agreement, an annual advance interest payment and other additional direct costs. The amortization of the deferred debt issuance costs was recorded as financial expense and amounted to $30 for the three months ended March 31, 2025.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 U.S. dollars in thousands (except share data)

NOTE 8: FINANCIAL INSTRUMENTS AT FAIR VALUE

Financial instruments:

The Company has financial instruments measured at level 3 arising from the June 2024 Facility Agreement, the First July 2024 Facility Agreement and the Second July 2024 Facility Agreement (see notes 7.E, 7.F, 7.G).

The fair value of the financial instruments as of December 31, 2024, was calculated using the following unobservable inputs: share price: $0.472, expected volatility: 148%, exercise price: $1.00, risk-free interest rate: 4.24%-4.32%, expected life: 0.46-0.50 years.

The fair value of the financial instruments as of March 31, 2025, was calculated using the following unobservable inputs: share price: $3.9, expected volatility: 150%, exercise price: $1.00, risk-free interest rate: 4.32%-4.35%, expected life: 0.21-0.34 years.

The following table presents the financial instruments that were measured at fair value through profit or loss:

Embedded derivatives
Balance as of January 1, 2025	29
Net changes at fair value recognized through profit or loss	2,723
Balance as of March 31, 2025	2,752

Embedded derivatives
Balance as of January 1, 2024	-
Embedded derivatives recorded in connection with the June 2024 Facility Agreement, the First July 2024 Facility Agreement and the Second July 2024 Facility Agreement	40
Net changes at fair value recognized through profit or loss	(11)
Balance as of December 31, 2024	29

 NOTE 9: COMMITMENTS AND CONTINGENCIES

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

Gix Media restricted deposits in the amount of $32 as of March 31, 2025, are used as a security in respect of credit cards and its leased offices. Cortex has a restricted deposit in the amount of $27 as of March 31, 2025, is used as a security in respect of its leased offices.

B. Filing of Insolvency Petition Against Gix Media:

On March 27, 2025, a petition was filed with the District Court of Tel Aviv-Jaffa for a court order to commence insolvency proceedings under the Insolvency and Economic Rehabilitation Law, 5778 - 2018, against Gix Media (the “Petition”). The Petition was filed by a primary service provider (the “Service Provider”) alleging that Gix Media owes it approximately $260 (excluding linkage differentials and interest) and that Gix Media is unable to repay its debts to the Service Provider. The Petition requests, among other things, that the court appoints a trustee for Gix Media to implement insolvency proceedings, vest its assets for the sole purpose of paying past debts and expenses of the insolvency proceedings, and freeze all legal proceedings against Gix Media (see note 12.A).

As a result of the filing of the Petition, Leumi may demand immediate repayment of Gix Media’s long-term bank loans under the Financing Agreement. As of the date of approval of these financial statements, the Company is unable to assess the likelihood of the Petition’s success or its potential impact on the Company’s business.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 U.S. dollars in thousands (except share data)

NOTE 10: SHAREHOLDERS’ EQUITY

A. Shares of Common Stock:

Shares of Common Stock confer the rights to: (i) participate in the general meetings, to one vote per share for any purpose, to an equal part, on a share basis, (ii) in distribution of dividends and (iii) to equally participate, on a share basis, in distribution of excess of assets and funds from the Company and will not confer other privileges.

On June 18, 2024, as part of the June 2024 Facility Agreement, the Company issued to the June 2024 Lenders 233,679 shares of common stock and 233,679 warrants to purchase such number of shares of common stock with an exercise price of $1.00 per share. In addition, the Company issued to the June 2024 Lead Lender a warrant to purchase 625,000 shares of common stock with an exercise price of $4.00 per share, representing an aggregate exercise amount of $2.5 million (see note 7.E).

On July 4, 2024, as part of the First July 2024 Facility Agreement, the Company issued to the First July 2024 Lender 425,000 shares of common stock and 550,000 warrants to purchase such number of shares of common stock with an exercise price of $1.00 per share (see note 7.F).

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

On July 28, 2024, as part of the Second July 2024 Facility Agreement, the Company issued to the lenders of the Second July 2024 Facility Agreement 510,000 shares of common stock and 360,000 warrants to purchase such number of shares of common stock with an exercise price of $4.00 per share (see note 7.G).

On March 24, 2025, the Company entered into a securities exchange agreement with the shareholders of Metagramm, pursuant to which the Company issued to Metagramm’s shareholders 1,323,000 of the Company’s shares representing 19.99% of its issued and outstanding share capital in exchange for 100% of Metagramm’s issued and outstanding share capital (see note 10.E).

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 10: SHAREHOLDERS’ EQUITY (Cont.)

C. Warrants:

The following table summarizes information of outstanding warrants as of March 31, 2025:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	32,584	July 2029	53.76	32,584
Class K Warrants	32,584	July 2029	89.60	32,584
2023 Warrants (see note 7.D)	120,000	December 2025	2.00	120,000
June 2024 Facility Agreement Warrants (see note 7.E)	233,679	June 2027	1.00	233,679
June 2024 Lead Lender Fee Warrants (see note 7.E)	5,296,610	June 2027	0.472	5,296,610
First July 2024 Facility Warrants (see note 7.F)	550,000	July 2027	1.00	550,000
Second July 2024 Facility Warrants (see note 7.G)	360,000	July 2027	1.00	360,000
PIPE Warrants (see note 10.B)	385,332	July 2027	1.00	385,332

D. Reverse Stock Split:

On July 15, 2024, the Company filed an amendment to its Amended COI to effect a 1-for-4 reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”). The Reverse Stock Split became effective on March 14, 2025.

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

E. Securities Exchange Agreement

On July 31, 2024, the Company entered into the 2024 SEA with Metagramm pursuant to which the Company agreed to issue to Metagramm 9.99% of its issued and outstanding share capital in exchange for 19.99% of Metagramm’s issued and outstanding share capital.

On March 24, 2025, the Company entered into the 2025 SEA with the shareholders of Metagramm which replaced and terminated the 2024 SEA. Pursuant to the 2025 SEA, the Company issued to the shareholders of Metagramm 1,323,000 of the Company’s shares representing 19.99% of its issued and outstanding share capital in exchange for 100% of Metagramm’s issued and outstanding share capital.

In addition, the Company agreed to pay Metagramm’s shareholders cash earn-out payments on a pro rata basis of up to a cumulative sum of $2.0 million, contingent on achieving certain financing and revenue milestones within 3 years following the Closing Date (see note 6).

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

On July 20, 2023, the Company granted 12,756 restricted share units (the “RSUs”) under the 2023 Plan to Gix Media’s CEO, as part of his employment terms, (the “Grantee”) under the following terms and conditions: (1) 12,756 of Common Stock underlying the grant of RSUs (2) Vesting Commencement Date: July 1, 2023 (3) vesting schedule: 50% of the RSUs vested immediately upon the Vesting Commencement Date (the “First Tranche”) and the remaining 50% of the RSUs vested 12 months after the Vesting Commencement Date (the “Second Tranche”), provided, in each case, that the Grantee remains continuously as a Service Provider (as defined under the 2023 Plan) of Gix Media or its affiliates throughout each such vesting date (the “Grant”).

On July 1, 2023, upon the vesting of the First Tranche, the Company issued 6,378 shares of Common Stock to the Grantee. On July 1, 2024, upon the vesting of the Second Tranche, the Company issued 6,378 shares of Common Stock to the Grantee.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 U.S. dollars in thousands (except share data)

NOTE 11: SEGMENT REPORTING

The Group operates in two different segments in such a way that each company in the Group operates as a separate business segment. These business segments currently do not include Metagramm operations as Metagramm Acquisition consummated on the end of March 2025.

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

The chief executive officer, who is the Company’s chief operating decision maker (“CODM”), assesses performance for these segments and decides how to allocate resources based the segments’ operating income or loss and income or loss before tax. Segments’ assets and liabilities are not reviewed by the CODM and therefore were not reflected in the segment reporting. The significant expense categories comprising segments profit and loss regularly reviewed by the CODM for the periods ended March 31, 2025 and 2024 are set forth in the tables below.

The substantial amount of non-current assets is derived from Israel and the substantial amount of revenues is derived from United States.

Segments revenues and operating results:

	For the three months ended March 31, 2025
	Search segment	Digital content segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	529	2,204	-		2,733
Traffic-acquisition and related costs	134	2,189	-		2,323
Research and development expenses	16	131	-		147
Sales and marketing expenses	20	196	-		216
General and administrative expenses	75	56	122		253
Depreciation and amortization	-	-	719		719
Other expenses, net			44		44
Segment operating income (loss)	284	(368)	(885)		(969)
Financial expenses, net	(5)	(36)	(2,862	)(*)	(2,903)
Segment income (loss), before income taxes	279	(404)	(3,747)		(3,872)

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 11: SEGMENT REPORTING (Cont.)

A. Segments revenues and operating results: (Cont.)

	For the three months ended March 31, 2024
	Search segment	Digital content segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	2,472	7,530	-		10,002
Traffic-acquisition and related costs	1,258	6,957	-		8,215
Research and development expenses	417	309	4		730
Sales and marketing expenses	153	505	-		658
General and administrative expenses	182	144	330		656
Depreciation and amortization	-	-	734		734
Other expenses, net	-	-	20		20
Segment operating income (loss)	462	(385)	(1,088)		(1,011)
Financial income (expenses), net	1	(14)	(150	)(**)	(163)
Segment income (loss), before income taxes	463	(399)	(1,238)		(1,174)

The “adjustments and eliminations” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024

Depreciation and amortization expenses not attributable to segments (***)	$(719)	$(734)
Research and development expenses, sales and marketing expenses, general and administrative expenses and other expenses , net not attributable to the segments (****)	$(166)	$(354)
	(885)	(1,088)

(*)	Mainly consist of financial expenses arising from changes in the fair value of financial assets measured at fair value through profit or loss (see note 8).

(**)	Mainly consist of interest expenses on bank loans in connection with the Financing Agreement (see note 7.A, 7.B).

(***)	Mainly consist of technology and customer relations amortization costs from business combinations.

(****)	Mainly consist of general and administrative expenses such as salary and related expenses and professional consulting expenses.

NOTE 12: SUBSEQUENT EVENTS

On May 8, 2025, a preliminary hearing was held regarding the Petition filed by the Service Provider. The district court instructed the parties to reach a mutual settlement and scheduled a follow-up hearing for May 22, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of March 31, 2025 and 2024, and the related statements of statement operation, statement of changes in shareholders’ equity and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Our reporting currency and functional currency is the U.S. dollar. Unless otherwise expressly stated or the context otherwise requires, references in this prospectus to “NIS” are to New Israeli Shekels, and references to “dollars” or “$” mean U.S. dollars.

On July 10, 2024, our board of directors approved to effect a one-for-four consolidation of our share capital, pursuant to which holders of our shares of common stock will receive one share of common stock for every four shares of common stock held (the “Reverse Stock Split”). The Reverse Stock Split became effective on March 14, 2025, following the process and announcement by FINRA. Unless the context expressly indicates otherwise, all references to share and per share amounts referred to herein reflect the amounts after giving effect to the Reverse Stock Split.

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

● uncertainties regarding the petition to commence insolvency proceedings filed against Gix Media Ltd. (“Gix Media”), a wholly-owned subsidiary of the Company, and the impact of such proceedings on the Company’s business and financial condition;

● our subsidiaries’ future performance, including our ability to instill potential measures to assist Cortex and Gix Media in mitigating future economic harm;

● entry of new competitors and products, the impact of large and established internet and technology companies and potential technological obsolescence of our offered platforms; and

● conditions in Israel, including Israel’s conflicts with Hamas and other parties in the region, as well as political and economic instability potential impact on our business and operation.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with which may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described in this Quarterly Report, and those contained in section captioned “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2025 (the “Annual Report”). The Company’s actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview and Background

Viewbix Inc. (the “Registrant”, “Viewbix” or the “Company”) is a digital advertising platform that develops and markets a variety of technological platforms that automate, optimize and monetize digital online campaigns. Viewbix’s operations were previously focused on analysis of the video marketing performance of its clients as well as the effectiveness of their messaging (“Video Advertising Platform”). With the Video Advertising Platform, Viewbix allowed its clients with digital video properties the ability to use its platforms in a way that allows viewers to engage and interact with the video. The Video Advertising Platform measures when a viewer performs a specific action while watching a video and collects and reports the results to the client. However, due to the Company’s failure to meet predetermined sales targets which were set pursuant to the Recapitalization Transaction (as defined in note 1.A to the interim condensed consolidated financial statements) with Gix Internet Ltd., in January 2020, the Company determined to reduce its operations and the size of its sales and R&D team in the Video Advertising Platform.

The Company, through its subsidiaries, Gix Media and Cortex Media Group Ltd. (“Cortex”), expanded its digital advertising operations across two main sectors: ad search and digital content (the “Search Platform” and the “Content Platform”, respectively”). Gix Media and Cortex develop and market a variety of technological software solutions that automate, optimize and monetize online campaigns.

Through its Search Platform, the Company provides services to leading search engines worldwide (“Search Engines”) by developing, marketing and distributing software products to internet users. The operations and activity on this platform are powered by Gix Media.

Through the Content Platform, the Company provides editing and marketing services of content in different languages and to different target audiences with the goal of generating revenues from advertising employed in such content, which is posted on digital content marketing and advertising platforms. The operations and activity on this platform are powered by Cortex.

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

Gix Media provides user traffic referral services to Search Engines through the referral of traffic of browsers who engage content generated by Gix Media, or the “Seach to Search” model. These ads are displayed on the Search Engines’ result pages (SERP) that are purchased by the Company from other Search Engines (such as Yahoo! Bing / Microsoft Ads and Google). When such user clicks on these search ads, Gix Media refers the user to a paid offering from a Search Engine which contains ads that are related to the initial ad made by Gix media (the Company buys ad space from Search Engines and sell them to other search ads while profiting from the price difference).

Content Platform

Cortex’s Content Platform produces engaging content and marketing material in various languages to various target audiences, in order to generate revenues from advertisements displayed together with the content, which are posted on digital content, marketing and advertising platforms (“Third Party Platforms”). In order to advertise its content on Third Party Platforms, Cortex purchases ad spaces (media) on the Third Party Platforms. Cortex developed capabilities that enable it and its customers to profit from the original content which it publishes by advertising the content on Third Party Platforms.

Cortex’s previously focused its Content Platform on publishing content written by creative writers and editors which it employs, which is then displayed on several different content websites owned by Cortex, covering various subjects including culture, history, trips, pets, entertainment and leisure, food, etc. (the “Cortex Websites”). Readers are exposed to the articles on the Third-Party Platforms and may choose to read them by clicking an ad, after which readers are directed automatically to the Cortex Websites where the content is posted.

In response to the MFA changes and in order to minimize the Cortex Adverse Effect (as defined below), Cortex expanded its revenue strategy through the development of a new business model, which directs searches through content to Google’s search platform called “related search for content” (“RSOC”), which is the current primary focus of its Content Platform. The process of directing the search to Google is enabled by Cortex’s algorithm and begins with the purchase of targeted advertisements (media) on Third Party Platforms (such as Facebook, Outbrain, Taboola) with the aim of engaging users in specific categories (such as health, insurance, cars, etc.). After users click on the advertisements, they are directed to the additional content on the Cortex Websites related to those advertisements, which include selected search terms. Clicking on these terms leads to Google’s search results page. Google, in turn, displays ads from its clients, who are various advertisers. For searches directed by Cortex to Google, a payment is made by Google, which constitutes part of the amount Google receives from the advertisers. Cortex’s capabilities in digital content creation and campaign management enable the direct cooperation with Google on the RSOC platform.

Recent Developments

Filing of Insolvency Petition Against Gix Media

On March 27, 2025, a petition (the “Petition”) was filed with the District Court of Tel Aviv-Jaffa for a court order to commence insolvency proceedings under the Insolvency and Economic Rehabilitation Law, 5778 - 2018, against Gix Media.

The Petition was filed by a primary service provider (the “Service Provider”) alleging that Gix Media owes it approximately $260,000 (excluding linkage differentials and interest) and that Gix Media is unable to repay its debts to the Service Provider. The Petition requests, among other things, that the court appoint a trustee for Gix Media to implement insolvency proceedings, vest its assets for the sole purpose of paying past debts and expenses of the insolvency proceedings, and freeze all legal proceedings against Gix Media. On May 8, 2025, a preliminary hearing was held and the district court directed the parties to reach a mutual settlement and set an additional hearing for May 22, 2025.

As of the date of this Quarterly Report, Gix Media had outstanding loans from Bank Leumi Le Israel (“Leumi”), as further disclosed in the Company’s Annual Report, and, due to the filing of the Petition, Leumi may demand immediate repayment of such loans. The Company cannot currently assess the likelihood of success of the Petition or its potential impact on the Company’s business.

Financing Agreement

Effective as of January 29, 2025, Gix Media and Leumi entered into a fifth addendum, to a certain financing agreement with Leumi for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the acquisition of Cortex Acquisition on October 13, 2021 (the “Financing Agreement”), which was effective as of January 29, 2025, pursuant to which, inter alia: (i) the existing credit facility to Gix Media was extended to March 31, 2025; (ii) the repayment schedule of all outstanding obligations under the long term bank loans of Gix Media under the Financing Agreement, was deferred until the actual deposit by the Company in Gix Media’s account of an investment account equal to the amounts of the deferred long term bank loans owned by Gix Media (the “Investment Amount”), which in any event shall be no later than March 31, 2025 (the “Deposit Date”); (iii) upon such deposit date, all deferred payments shall be immediately repaid using the deposited amounts and any remaining amounts from any other sources; (iv) all remaining future due payments will be repaid as scheduled until the end of the updated terms of each long term bank loan. On March 30, 2025, Gix Media and Leumi entered into a sixth additional addendum to the Financing Agreement, which extended the Deposit Date until May 20, 2025.

Securities Exchange Agreement

On March 24, 2025, the Company entered into a securities exchange agreement (the “Metagramm Agreement”) with Metagramm Software Ltd., an Israeli company (“Metagramm”), and all of the shareholders of Metagramm (the “Metagramm Shareholders”), pursuant to which the Company issued to the Metagramm Shareholders an aggregate of 19.99% of its issued and outstanding capital stock on a post-closing, pro rata basis, equal to 1,323,000 shares of the Company’s common stock, in exchange for 100% of Metagramm’s issued and outstanding share capital, equal to 718,520 ordinary shares of Metagramm (the “Metagramm Acquisition”). The Metagramm Acquisition was completed on March 24, 2025, resulting in Metagramm becoming a wholly-owned subsidiary of the Company.

The Company also agreed to pay the Metagramm Shareholders cash earn-out payments of up to $2.0 million in the aggregate on a pro rata basis, contingent upon the achievement of certain financing and revenue milestones during the three-year period following the closing date. In connection with entering into the Metagramm Agreement, the Company and Metagramm mutually agreed to terminate the securities exchange agreement previously entered into on July 31, 2024.

Metagramm specializes in developing advanced writing assistance tools that leverage artificial intelligence, machine learning and natural language processing technologies. Metagramm’s main product, “Bubbl” is a writing tool designed to provide personalized and customized text tailored to the user’s unique expression and can translate various languages into English. Metagramm licenses its products on a subscription basis to businesses and individual customers.

Amendment to Certificate of Incorporation

On July 15, 2024, the Company filed an Amendment to its Certificate of Incorporation (the “Amendment”) to effect a 1-for-4 Reverse Stock Split of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Amendment became effective upon filing, and the Reverse Stock Split became effective at market open on March 14, 2025, following the process and announcement by FINRA. As a result, the Reverse Stock Split, every four (4) outstanding shares of the Company’s Common Stock were converted into one (1) share of the Company’s Common Stock. The Reverse Stock Split did not change the par value of the Common Stock or the number of authorized shares of Common Stock, which is 490,000,000 shares of Common Stock. Consequently, the number of shares of the Company’s Common Stock that may be purchased upon the exercise of outstanding warrants, options, or other securities convertible into, or exercisable or exchangeable for, shares of our Common Stock, and the exercise or conversion prices for these securities, have been ratably adjusted in accordance with their terms. All descriptions of our capital stock, including share amounts and per share amounts in this Quarterly Report, are presented after giving effect to the Reverse Stock Split.

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

Our principal executive offices are located at: 3 Hanehoshet St, Building B, 7th floor, Tel Aviv, Israel and our telephone number is +972-9-774-1505. Our website address is www.view-bix.com. The information contained on, or that can be accessed through, our websites is not incorporated by reference into this prospectus and is intended for informational purposes only.

Results of Operations

Results of Operations During the Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

Our revenues were $2,733 thousand for the three months ended March 31, 2025, compared to $10,002 thousand during the same period in the prior year.

Our revenues from the Content Platform were $2,204 thousand for the three months ended March 31, 2025, a decrease of $5,326 as compared to $7,530 thousand during the same period in the prior year. The decrease during the three months ended March 31, 2025, is due to the Cortex Adverse Effect.

Our revenues from Gix Media’s Search Platform for the for the three months ended March 31, 2025, totaled $529 thousand, representing a decrease of $1,943 thousand compared to $2,472 thousand during the same period in the prior year.

Our revenue from Gix Media’s Search Platform’s direct model was $529 thousand for the three months ended March 31, 2025, as compared to $1,095 thousand during the same period in the prior year. During the three months ended March 31, 2025, the number of search referrals to the Gix Major Customer conducted by users from the direct model was 6.3 million, compared to 24.7 million during the three months ended March 31, 2024. The decrease in user search referrals is primarily due to changes and updates in internet browsers’ technology, which have reduced the scale of distribution of the Company’s products through the direct model. The Company anticipates that its revenues from add-ons to internet browsers will continue to decrease due to changes and updates in internet browsers’ technology while its revenues from the Search to Search model will increase.

We have no revenue from Gix Media’s Search Platform’s indirect model for the three months ended March 31, 2025, compared to $1,377 thousand for the same period in the prior year. The decrease during the three months ended March 31, 2025 is due to the decrease in user search referrals through the indirect model, which is primarily due to a decrease in the credit received from third-party strategic partners. In order to increase the revenues from the Search Platform’s indirect model, the Company is planning to renew the credit received from third-party strategic partners.

Our traffic-acquisition and related costs were $2,323 thousand for the three months ended March 31, 2025, a decrease of $5,892 compared to $8,215 thousand during the same period in the prior year. The decrease in the three months ended March 31, 2025, is due to the decrease in revenues from both the Content and Search Platforms during the three months ended March 31, 2025, as mentioned above.

Our research and development expenses were $147 thousand for the three months ended March 31, 2025, as compared to $730 thousand during the same period in the prior year. The decrease in the three months ended March 31, 2025, is due to the expense reduction in both the Content and Search Platforms during the three months ended March 31, 2025, as compared to the same period in the prior year.

Our selling and marketing expenses decreased to $216 thousand for the three months ended March 31, 2025, as compared to $658 thousand during the same period in the prior year. The decrease in the three months ended March 31, 2025, is due to the expense reduction primarily in salaries in the Content Platforms during the three months ended March 31, 2025, as compared to the same period in the prior year.

Our general and administrative expenses were $253 thousand for the three months ended March 31, 2025, as compared to $656 thousand during the same period in the prior year. The decrease in the three months ended March 31, 2025, is primarily due to reductions in salaries, rent, and headquarters-related expenses in the three months ended March 31, 2025, as compared to the same period in the prior year.

Our depreciation and amortization expenses for the three months ended March 31, 2025, were $719 thousand as compared to $734 thousand during the same period in the prior year.

Our other expenses for the three months ended March 31, 2025, were $44 compared to $20 during the three months ended March 31, 2024. The increase in our other expenses during the three months ended March 31, 2025, is mainly due to professional expenses incurred in connection with the Company’s planned Uplist.

Our net financial expenses were $2,903 thousand for the three months ended March 31, 2025, compared to $163 thousand net financial expenses during the same period in the prior year. The increase during the three months ended March 31, 2025, is due to financing expenses arising from net changes in the fair value of embedded derivatives associated with the Company’s credit facilities.

Our income tax benefit was $28 thousand for the three months ended March 31, 2025, as compared to a $1 thousand tax expenses during the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2025, we had current assets of $6,514 thousand, consisting of $181 thousand in cash and cash equivalents, $59 thousand restricted deposits, $1,037 thousand in accounts receivable, $1,224 thousand in other current assets and $4,013 thousand in a loan to our Parent Company.

As of March 31, 2025, we had non-current assets of $19,898 thousand, consisting of $48 thousand in deferred taxes, $129 thousand in property and equipment net, $10,017 thousand in intangible assets net and $9,704 thousand in goodwill, of which $5,125 thousand arose from the Metagramm Acquisition.

As of March 31, 2025, we had $15,356 thousand in current liabilities consisting of $4,957 thousand in accounts payable, $1,027 thousand in other payables and $5,830 thousand in short term loans and current maturities of long-term loans, $2,752 thousand in embedded derivatives and $790 thousand in short-term convertible loans.

As of March 31, 2025, we had $2,231 thousand in non-current liabilities consisting of $1,221 thousand in deferred taxes and $1,010 thousand in earn-out liability which arose from the Metagramm Acquisition.

As of December 31, 2024, we had current assets of $7,752 thousand consisting of $624 thousand in cash and cash equivalents, $58 thousand in restricted deposits, $1,832 thousand in accounts receivable, $1,257 thousand in other current assets and $3,981 thousand in the loan to our parent company.

As of December 31, 2024, we had non-current assets of $14,214 thousand consisting of $56 thousand in deferred taxes, $27 thousand in property and equipment net, $9,552 thousand in intangible assets net and $4,579 thousand in goodwill.

As of December 31, 2024, we had $12,929 thousand in current liabilities consisting of $5,935 thousand in accounts payable, $812 thousand in other payables, $5,374 thousand in short term loans and current maturities of a long-term loans, $29 thousand in embedded derivatives and $779 thousand in short-term convertible loans.

As of December 31, 2024, we had $1,530 thousand in non-current liabilities consisting of $496 thousand long-term loans and $1,034 thousand in deferred taxes.

We had a negative working capital of $8,842 thousand as compared to a negative working capital of $5,177 thousand as of March 31, 2025, and December 31, 2024, respectively.

During the three months ended March 31, 2025, we had a negative cash flow from operating activities of $409 thousand as compared to a positive cash flow from operations of $107 thousand during the same period in the prior year. The decrease in the three months ended March 31, 2025 is mainly due to an increase in the Company’s operating loss.

During the three months ended March 31, 2025, we had a positive cash flow from investment activities of $12 thousand which arose from the Metagramm Acquisition, as compared to $0 thousand during the same period in the prior year.

During the three months ended March 31, 2025, we had $45 thousand negative cash flow from financing activities as compared to $660 thousand negative cash flow from financing activities during the same period in the prior year. The decrease in the three months ended March 31, 2025, was primarily due to lower net repayments of bank loans which totaled $51 thousand as compared to $643 thousand in the same period in the prior year.

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

As of March 31, 2025, the Company has also provided several liens under Financing Agreement with Leumi in connection with the Cortex Acquisition, as follows: (1) a guarantee to Leumi of all of Gix Media’s obligations and undertakings to Leumi, unlimited in amount; (2) a subordination letter on behalf of the Company to Leumi; (3) a first ranking asset charge over all of the assets of the Company; and (4) a Deposit Account Control Agreement over the Company’s bank accounts.

According to the Financing Agreement, Gix Media undertook to meet financial covenants over the life of the loans, including positive EBITDA. As of March 31, 2025, Gix Media is in compliance with the financial covenants in connection with the Financing Agreement.

Going Concern

The Company experienced a decrease in its revenues from the Content and Search Platforms, as a result of the Cortex Adverse effect, a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the search segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the search segment, as a result of lack of availability of suppliers credit from such third party strategic partners. As a result of the foregoing, the Company’s operations were adversely affected.

The decline in revenues and other circumstances described above raise substantial doubts about the Company’s ability to continue as a going concern during the 12-month period following the issuance date of this Quarterly Report.

Management’s response to these conditions included reduction of salaries and related expenses and reduction of professional services in the research and development, selling and marketing functions, reduction of other operational expenses, such as lease costs and overheads, as well as creation of new partnerships and other new income sources. In addition, the company entered into the facility agreements and a private placement, through which it has raised capital. Additionally, the Company plans to effect the Uplist and submitted an application to the Nasdaq, after which, if the Uplist is successful, in accordance with the terms of the aforesaid private placement and facility agreements, the Company is expected to receive additional funds. Furthermore, the Company’s subsidiaries entered into an addendum to the loan agreement with Bank Leumi pursuant to which loans repayments were deferred while short term credit lines with Bank Leumi continued to be utilized. However, there is significant uncertainty as to whether the Company will further succeed to implement its plans or be able to secure additional funds when needed

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

A.	Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, the Company’s chief executive officer and chief financial officer, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), the Company’s disclosure controls and procedures were effective as of the end of March 31, 2025.

B.	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations, except as set forth below.

On March 27, 2025, the Petition was filed with the District Court of Tel Aviv-Jaffa for a court order to commence insolvency proceedings against Gix Media as further described above under “Recent Developments— Filing of Insolvency Petition Against Gix Media”. We cannot currently assess the likelihood of success of the Petition or its potential impact on the Company’s business.

There is no other action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, threatened against or affecting the Company, our common stock, our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

We may not realize the anticipated benefits of the acquisition of Metagramm

In March 2025, we acquired Metagramm, a Company that specializes in developing advanced writing assistance tools and licenses its products on a subscription basis. Metagramm’s products and revenue model differs from those of our current platforms. We may not be able to assimilate or integrate the acquired personnel, operations, products, services, and technologies of Metagramm successfully or effectively manage the business of Metagramm and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquisition of Metagramm due to a number of factors, including, without limitation, unanticipated costs or liabilities associated with the acquisition and difficulty of incorporating Metagramm’s technology into our platforms. If the acquisition of Metagramm fails to meet our expectations, our operating results, business, and financial condition may suffer.

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

Insolvency proceedings filed against Gix Media may adversely affect our financial condition and operations

The Petition filed against Gix Media for the court to issue an order to commence insolvency proceedings, may harm the ability of Gix Media to carry out its business as usual, meet its obligations or pay its debt as they come due. Furthermore, due to the filing of the Petition, Leumi may demand immediate repayment of the loans outstanding under the Financing Agreement. We are currently unable to predict the outcome of the legal proceedings. In the event that the Petition is granted in part or in full, or an order is issued, our business, financial condition, or results of operations may be adversely affected.

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

We have financed our acquisitions principally through the raising of debt, credit facilities, and our operations through credit with our vendors. Our ability to continue our operations and to pay our obligations, including under the Financing Agreement and credit facilities (as described elsewhere in this Quarterly Report), when they become due is contingent upon obtaining additional financing. Furthermore, due to the filing of the Petition, Leumi may demand immediate repayment of the loans outstanding under the Financing Agreement.

During August 2024, we renegotiated the terms of the Financing Agreement and entered into the Fifth and Sixth Addendum to the Financing Agreement. The availability of the credit facilities to Gix Media is subject to us depositing the Investment Amount by the Deposit Date with Gix Media. If the Company, Cortex and Gix Media cannot maintain compliance with the terms and covenant of the Financing Agreement, or if we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned operations, and/or consider reductions in personnel costs or other operating costs, in addition to the measures currently contemplated pursuant to the Financing Agreement.

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

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer
Date: May 13, 2025		(Principal Executive Officer)

	By:	/s/ Shahar Marom
	Name:	Shahar Marom
	Title:	Chief Financial Officer
Date: May 13, 2025		(Principal Financial Officer)

-42-