Form 10-Q
period 2025-06-30
Viewbix Inc.
filed 2025-08-19
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

On August 18, 2025, the Registrant had 10,649,816 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

CONTENTS

Page

Interim Condensed Consolidated Balance Sheets (unaudited)	4 - 5

Interim Condensed Consolidated Statements of Operations (unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	7 – 8

Interim Condensed Consolidated Statements of Cash Flows (unaudited)	9 - 10

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)	11 - 40

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of	As of
	Note	June 30, 2025	December 31, 2024

ASSETS

CURRENT ASSETS

Cash and cash equivalents		1,988	624
Restricted deposits		173	58
Accounts receivable		1,049	1,832
Loan to parent company	3	-	3,981
Other current assets		933	1,257

Total current assets		4,143	7,752

NON-CURRENT ASSETS

Deferred taxes		38	56
Property and equipment, net		108	27
Intangible assets, net	5	9,257	9,552
Goodwill	5	6,554	4,579

Total non-current assets		15,957	14,214

Total assets		20,100	21,966

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of	As of
	Note	June 30, 2025	December 31, 2024

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable		5,531	5,935
Short-term loans	7	3,152	2,310
Current maturities of long-term loans	7	2,233	3,064
Embedded derivatives	7,8	-	29
Short-term convertible loans	7	867	779
Other payables		874	812

Total current liabilities		12,657	12,929

NON-CURRENT LIABILITIES

Long-term loans, net of current maturities	7	-	496
Deferred taxes		1,107	1,034
Earn-out liability	6	1,010	-

Total non-current liabilities		2,117	1,530

Commitments and Contingencies	9

SHAREHOLDERS’ EQUITY

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 9,399,163 and 5,296,945 shares as of June 30, 2025, and December 31, 2024, respectively (*).		4	3
Additional paid-in capital		46,607	28,482
Accumulated deficit		(42,088)	(22,714)
Equity attributed to shareholders of Viewbix Inc.		4,523	5,771
Non-controlling interests		803	1,736
Total equity		5,326	7,507

Total liabilities and shareholders’ equity		20,100	21,966

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.D).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share data)

		For the six months ended June 30,		For the three months ended June 30,
	Note	2025	2024	2025	2024

Revenues		5,014	17,335	2,281	7,333

Costs and Expenses:
Traffic-acquisition and related costs		4,203	14,069	1,880	5,854
Research and development		272	1,262	125	532
Selling and marketing		406	1,111	190	453
General and administrative		829	1,302	576	646
Depreciation and amortization		1,500	1,555	781	821
Goodwill impairment	5B	3,150	4,739	3,150	4,739
Other expenses (income), net	1D,4	544	(213)	500	(233)

Operating loss		5,890	6,490	4,921	5,479

Financial expenses, net	11	10,525	2,907	7,622	2,744

Loss before income taxes		16,415	9,397	12,543	8,223

Income tax benefit		(153)	(23)	(125)	(24)

Net loss		16,262	9,374	12,418	8,199

Less: net loss attributable to non-controlling interests		936	1,198	760	1,022
Net loss attributable to shareholders of Viewbix Inc.		15,326	8,176	11,658	7,177

Net loss per share – Basic and diluted attributed to shareholders:		2.42	2.18	1.61	1.91

Weighted average number of shares – Basic and diluted		6,330,104	3,748,861 (*)	7,235,599	3,765,552 (*)

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.D).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock (*)			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2025	5,296,945	3		28,482	(22,714)	5,771	1,736	7,507
Net loss	-	-		-	(15,326)	(15,326)	(936)	(16,262)
Shares issued in connection with the Reverse Stock Split (see note 10.D)	14	(**	)	-	-	-	-	-
Issuance of shares in connection with acquisition of a subsidiary (see note 6)	1,323,000	(**	)	5,159	-	5,159	-	5,159
Issuance of shares and warrants in connection with conversion of loans (see notes 7.E, 7.F, 7.G)	922,957	(**	)	11,072	-	11,072	-	11,072
Exercise of warrants (see note 10.C)	1,818,747	1		1,819	-	1,820	-	1,820
Redeem of loan to parent company (see note 3)	-	-		-	(4,048)	(4,048)	-	(4,048)
Share-based compensation	37,500	(**	)	75	-	75	3	78

Balance as of June 30, 2025	9,399,163	4		46,607	(42,088)	4,523	803	5,326

	Common stock			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of April 1, 2025	6,619,959	3		33,641	(26,382)	7,262	1,563	8,825
Net loss	-	-		-	(11,658)	(11,658)	(760)	(12,418)
Issuance of shares and warrants in connection with conversion of loans (see notes 7.E, 7.F, 7.G)	922,957	(**	)	11,072	-	11,072	-	11,072
Exercise of warrants (see note 10.C)	1,818,747	1		1,819	-	1,820	-	1,820
Redeem of loan to parent company (see note 3)	-	-		-	(4,048)	(4,048)	-	(4,048)
Share-based compensation	37,500	(**	)	75	-	75	-	75

Balance as of June 30, 2025	9,399,163	4		46,607	(42,088)	4,523	803	5,326

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.D).

(**)	Represents an amount less than $1.

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock (*)			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2024	3,732,169	3		25,476	(10,661)	14,818	3,806	18,624
Net loss	-	-		-	(8,176)	(8,176)	(1,198)	(9,374)
Share-based compensation	-	-		12	-	12	17	29
Issuance of shares and warrants in connection with issuance of convertible loans (see note 7.E)	233,679	(**	)	180	-	180	-	180
Receipts on account of shares and warrants (see note 10.B)	-	-		237	-	237	-	237

Balance as of June 30, 2024	3,965,848	3		25,905	(18,837)	7,071	2,625	9,696

	Common stock (*)			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of April 1, 2024	3,732,169	3		25,482	(11,660)	13,825	3,642	17,467
Net loss	-	-		-	(7,177)	(7,177)	(1,022)	(8,199)
Share-based compensation	-	-		6	-	6	5	11
Issuance of shares and warrants in connection with issuance of debt and convertible debt (see note 7.E)	233,679	(**	)	180	-	180	-	180
Receipts on account of shares and warrants (see note 10.B)	-	-		237	-	237	-	237

Balance as of June 30, 2024	3,965,848	3		25,905	(18,837)	7,071	2,625	9,696

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.D).

(**)	Represents an amount less than $1.

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the six months ended June 30,		For the three months ended June 30,
	2025	2024	2025	2024
Cash flows from Operating Activities
Net loss	16,262	9,374	12,418	8,199

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,500	1,555	781	821
Share-based compensation	78	29	75	11
Deferred taxes	(180)	(159)	(104)	(78)
Accrued interest, net	(17)	34	3	20
Interest income	(63)	(79)	(25)	(40)
Amortization of loan discounts	38	15	16	13
Change in the fair value of financial assets at fair value through profit or loss (see note 8)	10,121	-	7,398	-
Amortization of deferred debt issuance costs (see notes 7.E. 7.F, 7.G)	134	6	66	6
Goodwill Impairment (see note 5)	3,150	4,739	3,150	4,739
Equity based debt issuance costs (see note 7.E)	-	26	-	26
Loss from substantial debt terms modification (see note 7.D)	-	2,515	-	2,515
Loss on sale and disposal of property and equipment	-	72	-	72
Loss from termination of lease agreement	-	8	-	8

Changes in assets and liabilities items:
Decrease (increase) in accounts receivable	783	5,286	(12)	931
Decrease (increase) in other current assets	204	59	225	(89)
Increase in operating lease right-of-use asset	-	-	-	(23)
Increase (decrease) in accounts payable	(392)	(3,519)	574	433
Decrease (increase) in other payables	70	243	(156)	158
Decrease in operating lease liabilities	-	-		25

Net cash provided by (used in) operating activities	(836)	1,456	(427)	1,349

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

	For the six months ended June 30,		For the three months ended June 30,
	2025	2024	2025	2024
Cash flows from Investing Activities
Net cash from acquisition of a subsidiary (see appendix A)	12	-	-	-

Net cash provided by investing activities	12	-	-	-

Cash flows from Financing Activities

Receipt of short-term convertible loans	630	350	630	350
Receipt of short-term bank loans	4,447	1,750	2,418	1,650
Repayment of short-term bank loans	(3,263)	(4,711)	(1,841)	(3,968)
Repayment of long-term bank loans	(1,327)	(320)	(669)	(320)
Increase in loan to parent company (see note 3)	(4)	(34)	(10)	(17)
Receipts on account of shares and warrants (see note 10.B)	-	237	-	237
Proceeds from exercise of warrants	1,820	-	1,820	-

Net cash provided by (used in) financing activities	2,303	(2,728)	2,348	(2,068)

Increase (decrease) in cash and cash equivalents and restricted cash	1,479	(1,272)	1,921	(719)

Cash and cash equivalents and restricted cash at beginning of period	682	1,923	240	1,370

Cash and cash equivalents and restricted cash at end of period	2,161	651	2,161	651

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	5	80	4	26
Interest paid	265	389	124	184
	270	469	128	210
Substantial non-cash activities:
Deemed extinguishment and re-issuance of debt (see note 7.D)	-	500	-	500
Termination of operating lease agreement (see note 4)	-	389	-	389
Redeem of loan to parent company	4,048	-	4,048	-
Conversion of loans into shares and warrants	922	-	922	-

Appendix A:

As of March 24, 2025
Consolidation of Metagramm (see note 6):
Other current assets	18
Property and equipment	106
Goodwill	5,125
Technology, net of deferred taxes	585
Customer Relations, net of deferred taxes	323
Earn-out liability	(1,010)
Consideration paid in Company’s shares	(5,159)

Balance as of March 24, 2025	(12)

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL

A. Organizational Background

Viewbix Inc. (the “Company”) was incorporated in the State of Delaware on August 16, 1985, under a predecessor name, The InFerGene Company (“InFerGene Company”). On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., an Ohio corporation, which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc (“Zaxis”). On March 16, 2015, Zaxis and Emerald Medical Applications Ltd., a private limited liability company organized under the laws of the State of Israel (“Emerald Israel”) executed a share exchange agreement, which closed on July 14, 2015, and Emerald Israel became the Company’s wholly-owned subsidiary. Accordingly, on September 14, 2015, the Company changed its name to Emerald Medical Applications Corp., subsequent to which the Company, through Emerald Israel, was engaged in the development of technology for use in detection of skin cancer. On January 29, 2018, the Company ceased its business operations in this field. On May 2, 2018, the District Court of Lod, Israel issued a winding-up order for Emerald Israel and appointed an Israeli attorney as special executor for Emerald Israel.

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

On January 23, 2023, Gix Media acquired an additional 10% of the share capital of Cortex, increasing its holdings to 80% in consideration for $2,625 (the “Subsequent Purchase”). The Subsequent Purchase was financed by Gix Media’s existing cash balances and by a long-term bank loan received on January 17, 2023, in the amount of $1,500 (see also note 7.B). The Subsequent Purchase was recorded as a transaction with non-controlling interests in the Company’s statement of changes in shareholders equity for the year ended December 31, 2023.

On March 24, 2025, the Company entered into a securities exchange agreement with Metagramm Software Ltd. (“Metagramm”) and all of the shareholders of Metagramm, pursuant to which the Company acquired 100% of Metagramm’s shares in exchange for consideration of $5,159. The consideration was paid to Metagramm’s shareholders in the form of 1,323,000 shares of commons stock of the Company, representing 19.99% of the Company’s issued and outstanding share capital.

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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

D. Impact of the “Iron Swords” War on Israel

In October 2023, Israel was attacked by a terrorist organization and entered a state of war on several fronts (the “War”). In June 2025, following continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike targeting military and nuclear infrastructure inside Iran, aiming to disrupt Iran’s ability to coordinate or escalate hostilities and degrade its nuclear capabilities. Iran responded with multiple waves of drones and ballistic missiles targeting Israeli cities. While most were intercepted, some caused civilian casualties and infrastructure damage. The Israeli military conducted further operations against Iranian assets. After 12 days of hostilities, a ceasefire between Israel and Iran was reached in June 2025. However, the situation remains volatile, and the risk of broader regional escalation involving additional actors persists.

As the Group’s customers are mainly in the US and Europe, its operations, revenues, and profitability were indirectly affected due to recruitment of senior employees to military reserves for an extended period of time.

In January 2024, Gix Media and Cortex filed a request with the Israeli Tax Authority (the “ITA”) to receive compensation for the decrease in revenues related to the War. In April and May 2024, Gix Media and Cortex received a total of $337 from the ITA that were recorded as a reduction of other expenses, net in the Company’s consolidated statement of operations for the six months period ended June 30, 2024.

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

E. Cortex Adverse Effect

In April 2024, the Company was informed by Cortex that a significant customer of Cortex recently notified Cortex it will stop advertising on Cortex’s sites, as part of its policy decision to cease advertising on Made for Advertising (“MFA”) sites (the “Cortex Adverse Effect”). The Cortex Adverse Effect, which has materially affected Cortex’s business and operations, has occurred following certain recent developments relating to publishers that are categorized by a number of on-line advertisers as MFA, including decisions made by leading media on-line advertisers to prioritize different media categories and implement publishing restrictions in connection with MFA. Due to the Cortex Adverse Effect and additional circumstances as explained in note 5.B, the Company recorded an impairment loss of $7,675 and $3,150 in the goodwill related to the digital content segment as of December 31, 2024 and June 30 ,2025, respectively.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

F. Filing of Insolvency Petition Against Gix Media

On March 27, 2025, a petition (the “Petition”) was filed with the District Court of Tel Aviv-Jaffa (the “Court”) for a court order to commence insolvency proceedings against Gix Media. The Petition was filed by a primary service provider of Gix Media (the “Service Provider”) alleging that Gix Media owes it approximately $260 (excluding linkage differentials and interest) and that Gix Media is unable to repay its debts to the Service Provider.

On July 16, 2025, the Court approved a settlement agreement entered into between Gix Media, the Service Provider and other creditors of Gix Media that joined the Petition (collectively, the “Service Providers”) with respect to the debts owed by Gix Media to the Service Providers. On July 22, 2025, Gix Media paid the full amount of the debts owed to the Service Providers and as a result the Petition was dismissed (see note 13.A).

G. Nasdaq Uplisting

On June 4, 2025, the Company’s shares of common stock were approved for listing on The Nasdaq Capital Market (“Nasdaq”). The Company’s shares began trading under the symbol “VBIX” on the Nasdaq on June 5, 2025 (the “Uplist Date”). The Company’s shares were previously quoted on the OTC Markets, Pink Tier under the symbol “VBIX”, and ceased to be quoted on the OTC Markets, Pink Tier at the close of business on June 4, 2025 (the “Uplist”).

As a result of the Uplist, the Company received during June 2025, aggregate gross proceeds of $2,450 in connection with a private placement and three facility agreements, consisting of $630 from the receipt of additional loans and $1,820 from the exercise of warrants (see notes 7.E, 7.F and 7.G).

H. Going Concern

From the second half of 2023 through June 30, 2025, the Company experienced a decrease in its revenues from the digital content and search segments, as a result of: the Cortex Adverse Effect (see note 1.E), a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the search segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the search segment, as a result of lack of availability of suppliers credit from such third party strategic partners. As a result of the foregoing, during the six months ended June 30, 2025, the Company recorded an operating loss of $5,890 compared to $6,490 during the six months ended June 30, 2024. Additionally, the Company recorded a net loss of $16,262 during the six months ended June 30, 2025, compared to $9,374 during the six months ended June 30, 2024. As of June 30, 2025, the Company had cash and cash equivalents of $1,988, bank loans of $5,385, accumulated deficit of $42,088 and a negative cash flow of $836 for the six months ended June 30, 2025.

The decline in revenues and other circumstances described above raise substantial doubts about the Company’s ability to continue as a going concern during the 12-month period following the issuance date of these financial statements.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

H. Going Concern (Cont.)

Management’s response to these conditions included reduction of salaries and related expenses and reduction of professional services in the research and development and selling and marketing functions, reduction of other operational expenses, such as lease costs and overheads, as well as creation of new partnerships and other new income sources. In addition, during the period from June to August 2024, the Company raised through a private placement and through three facility agreements with certain investors and lenders aggregate gross proceeds of $887 (see note 10.B).

Moreover, on June 5, 2025, pursuant to the consummation of the Uplist (as described in note 1.G above) the Company received during June 2025, aggregate gross proceeds of $2,450.

Subsequent to the balance sheet date, the Company raised additional funds, significantly increasing its cash balance, as follows: (1) in July 2025, the Company received aggregate proceeds of $402 from the exercise of warrants in connection with a private placement and a facility agreement (see note 13.C) and (2) on July 14, 2025, the Company closed a private placement transaction with certain accredited investors, pursuant to which the Company received gross proceeds of $4.5 million (see note 13.D).

Notwithstanding the foregoing, there remains uncertainty as to whether the Company will be able to secure additional funding when needed.

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 3: LOAN TO PARENT COMPANY

	As of June 30 2025	As of December 31 2024

Loan to Parent Company	$-	$3,981

The balance with the Parent Company represents a balance of an intercompany loan under a loan agreement signed between Gix Media and the Parent Company on March 22, 2020. The loan bore interest at a rate determined from time to time in accordance with Section 3(j) of the Income Tax Ordinance, new version, and the Income Tax Regulations (Determination of Interest Rate for the purposes of Section 3(j), 1986) or according to a market interest rate decision as agreed between the parties. The amount of the loan is in U.S. dollars.

On March 19, 2025, the Company’s board of directors approved to extend the loan between Gix Media and the Parent Company until September 1, 2025. All other terms and conditions of the loan will remain unchanged.

On April 10, 2025, the Company’s board of directors approved the redemption of the loan between Gix Media and the Parent Company. As a result, Gix Media and the Parent Company entered into a redemption agreement, effective as of May 27, 2025, pursuant to which the outstanding loan was redeemed in consideration for the transfer to Gix Media of all of the Parent Company’s intangible assets, including, inter alia, intellectual property rights, trademarks, software, algorithms, domains, technological know-how and any other intangible asset (the “Redemption”). Since this transaction is between entities under common control, the intangible assets received from the Parent Company were recorded at their historical carrying amount as they were recorded at the Parent Company’s financial statements which is $0.

As a result, the outstanding loan amount including accrued interest, totaling $4,048, was redeemed in full. The Redemption was recorded as an increase to the accumulated deficit in the Company’s statement of changes in shareholders equity for the six months period ended June 30, 2025.

For the six months ended June 30, 2025 and 2024, Gix Media recognized interest income in the amount of $63 and $79, respectively.

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

Operating lease expenses amounted to $0 and $69 for the six months ended June 30, 2025 and 2024, respectively.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 5: GOODWILL AND INTANGIBLE ASSETS, NET

A. Composition:

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2025	465	6,234	11,008	4,579	22,286
Consolidation of Metagramm (see note 6)	-	420	760	5,125	6,305
Impairment of goodwill	-	-	-	(3,150)	(3,150)
Balance as of June 30, 2025	465	6,654	11,768	6,554	25,441

Accumulated amortization:
Balance as of January 1, 2025	429	2,522	5,204	-	8,155
Amortization recognized during the period	36	486	953	-	1,475
Balance as of June 30, 2025	465	3,008	6,157	-	9,630

Amortized cost:
As of June 30, 2025	-	3,646	5,611	6,554	15,811

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2024	465	6,234	11,008	12,254	29,961

Impairment of goodwill	-	-	-	(7,675)	(7,675)
Balance as of December 31, 2024	465	6,234	11,008	4,579	22,286

Accumulated amortization:
Balance as of January 1, 2024	276	1,631	3,366	-	5,273

Amortization recognized during the year	153	891	1,838	-	2,882
Balance as of December 31, 2024	429	2,522	5,204	-	8,155

Amortized cost:
As of December 31, 2024	36	3,712	5,804	4,579	14,131

B. Impairment of goodwill:

As of June 30, 2025, the Company identified indicators of impairment of the digital content reporting unit. As a result, the Company performed an impairment test which included a quantitative analysis of the fair value of the reporting unit. The fair value was estimated using the income approach, which is based on the present value of the future cash flows attributable to the reporting unit. The Company compared the fair value of the reporting unit to its carrying amount. As the carrying amount exceeded the fair value, the Company recognized an impairment loss of $3,150 which was driven mainly due to the Cortex Adverse Effect (see note 1.E) and due to a decrease in the cash flow projections. As of December 31, 2024, the Company recognized an impairment loss of $7,675 related to the digital content reporting unit.

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

On March 24, 2025 (the “Closing Date”), the Company entered into a new securities exchange agreement with Metagramm and all of the shareholders of Metagramm which replaced and terminated the 2024 SEA (the “2025 SEA”). Pursuant to the 2025 SEA, the Company acquired 100% of Metagramm’s shares in exchange for consideration of $5,159. The consideration was paid to Metagramm’s shareholders in the form of 1,323,000 shares of common stock of the Company, representing 19.99% of the Company’s issued and outstanding share capital immediately following the acquisition (the “Metagramm Acquisition”).

In addition, the Company agreed to pay Metagramm’s shareholders cash earn-out payments on a pro rata basis of up to a cumulative sum of $2.0 million, contingent on achieving certain financing and revenue milestones within 3 years following the Closing Date (see note 13.D).

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

The total consideration was allocated to the fair value of assets acquired and liabilities assumed as of the Closing Date, with the excess purchase price recorded as goodwill.

Management’s estimate of the fair values of the acquired technology and customer relations and earn-out liability assumed as of the Closing Date is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of third-party valuation specialists. Changes to amounts will be recorded as adjustments to the provisional amounts recognized as of the Closing Date and may result in a corresponding adjustment to goodwill during the remainder of the measurement period, which will not exceed twelve months from the Closing Date.

The goodwill that arose from the acquisition consists of synergies expected from the activities of the Company and Metagramm. The estimation of the fair value of these intangible assets was determined using the income approach, which is based on the present value of the future cash flows attributable to each identifiable intangible asset. The estimation of the fair value of the earn-out liability was calculated based on Monte Carlo method.

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 7: LOANS

A. Composition of long-term loans, short-term loans, and credit lines of the Group:

The following is the composition of the balance of the Group’s loans according to their nominal value:

	Interest rate	As of June 30, 2025	As of December 31, 2024

Short-term bank loans – Gix Media	SOFR + 4.60%	430	1,138
Short-term bank loan – Gix Media	SOFR + 4.65%	1,722	-
Short-term bank loan – Cortex	SOFR + 4.35%	1,000	830
Long-term bank loan, including current maturity – Gix Media (received on October 13, 2021)	SOFR + 4.12%	1,497	2,564
Long-term bank loan, including current maturity – Gix Media (received on January 17, 2023)	SOFR + 5.37%	736	996
Short-term loan – June 2024 Facility Agreement – Viewbix Inc	12%	-	342
Short-term convertible loan – June 2024 Facility Agreement – Viewbix Inc	12%	867	649
Short-term convertible loan – First July 2024 Facility Agreement – Viewbix Inc	12%	-	50
Short-term convertible loan – Second July 2024 Facility Agreement – Viewbix Inc	12%	-	80

		6,252	6,649

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

On February 4, 2025, Gix Media and Leumi entered into a fifth addendum to the Financing Agreement, which was effective as of January 29, 2025, according to which, inter alia: (i) the Gix Media Credit Line was extended to March 31, 2025, (ii) the repayment the outstanding principal amounts of the long term bank loans of Gix Media under the Financing Agreement, was deferred until the actual deposit by the Company in Gix Media’s account of an investment account equal to the amounts of the deferred long term bank loans owned by Gix Media (the “Investment Amount”), which in any event shall be no later than March 31, 2025 (the “Deposit Date”), (iii) upon such Deposit Date, all deferred payments will be immediately repaid using the deposited amounts and any remaining amounts from any other sources, (iv) all remaining future due payments will be repaid as scheduled until the end of the updated terms of each long term bank loan.

On March 30, 2025, Gix Media and Leumi entered into a sixth additional addendum to the Financing Agreement, which extended the Deposit Date until May 20, 2025.

On June 18, 2025, Gix Media received a short-term loan of $1,722, bearing an annual interest rate of SOFR + 4.65%, which was repaid in a single payment on July 3, 2025.

As of June 30, 2025, Gix Media has drawn $430 of the Gix Media Credit Line.

On July 8, 2025, Gix Media and Leumi entered into an agreement in respect of the Financing Agreement, according to which, inter alia: (i) the Deposit Date will be extended until October 1, 2025 (ii) Gix Media agreed to repay $2.4 million to Leumi by October 1, 2025, and (iii) subject to the full repayment of the $2.4 million, Leumi would provide a new 24-month loan equal to the then outstanding balance of the debt (see note 13.B).

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

As of June 30, 2025, Cortex has drawn $1,000 of the Cortex Credit Line.

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

The terms of the 2023 Loan were substantially amended on June 18, 2024, by the June 2024 Facility Agreement (see note 7.E). These amendments represented a substantial modification in accordance with ASC Topic 470. Accordingly, the terms modification was accounted for as an extinguishment of the original financial liability and the initial recognition of new financial instruments issued at their fair value as of the effective date of the June 2024 Facility Agreement. As a result of the substantial modification of terms, the Company recognized finance expense of $2,515 for the six months period ended June 30, 2024.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 7: LOANS (Cont.)

E. June 2024 Facility Agreement:

On June 18, 2024, the Company entered into a credit facility agreement with a group of lenders including a lead lender (the “June 2024 Lead Lender”, and collectively, the “June 2024 Lenders”) for an amount of up to $1.0 million which was amended and restated on July 22, 2024 (the “June 2024 Facility Agreement”). The June 2024 Facility Agreement also includes $531 of outstanding debt owed by the Company to the June 2024 Lenders of the 2023 Loan (see note 7.D), such that the total amount of the credit line reached $1.53 million (the “Total Credit Facility Amount”). The Total Credit Facility Amount will be due for repayment following 12 months from the date of the June 2024 Facility Agreement (the “Initial Maturity Date”) or alternatively, in the event the completion of the Uplist (as defined in note 1.G) prior to the Initial Maturity Date, then the Total Credit Facility Amount will be due for repayment following 12 months from the Uplist Date. The Total Credit Facility Amount will be available for use as follows: (a) $350 upon the date of the June 2024 Facility Agreement, (b) $150 upon submitting a prospectus for the registration of shares to be issued to the June 2024 Lenders, and (c) $500 upon the completion of the Uplist.

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

In addition, the Company paid to the June 2024 Lead Lender a commission consisting of: (a) 50,000 shares of common stock of the Company, (b) 50,000 warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $1.00 per share (c) 625,000 warrants for the purchase of 625,000 shares of common stock with an exercise price of $4.00 per share (“June 2024 Lead Lender Fee Warrants”). The June 2024 Lead Lender Fee Warrants are exercisable for a three-year period from the date of the June 2024 Facility Agreement.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 7: LOANS (Cont.)

E. June 2024 Facility Agreement (Cont.):

The June 2024 Lead Lender Fee Warrants, which were exercisable immediately after the closing of the June 2024 Facility Agreement, were allocated subject to certain ownership restrictions, adjustments, and anti-dilution protections.

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

On June 5, 2025, upon completion of the Uplist, the Company drew $500 of the Total Credit Facility Amount which was recorded as a short-term convertible loan. As of June 30, 2025, the Company has drawn an aggregate amount of $1,000 of the Total Credit Facility Amount.

In addition, immediately following the Uplist Date, $663 of the Total Credit Facility Amount was converted into units, which included shares of common stock at a conversion rate of $1.00 per share, equal to an aggregate of 662,957 shares and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share for a three-year period from the Uplist Date. The warrants were recorded at fair value and were classified as equity.

During June 2025, out of 896,636 warrants granted under the June 2024 Facility Agreement, 333,735 warrants were exercised into 333,735 shares of common stock. The Company received total proceeds of $304 upon exercise of the warrants (see note 13.C).

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 7: LOANS (Cont.)

F. First July 2024 Facility Agreement (Cont.)

The First July 2024 Facility Agreement will remain available until the earliest of: (a)(1) full utilization of the First July 2024 Facility Loan Amount, (a)(2) after 36 months from the date of the First July 2024 Facility Agreement, and (b) upon such date that the Company completes a $2.0 million financing transaction (the “First July 2024 Facility Term”). In the event the First July 2024 Facility Term lapses, the First July 2024 Facility Loan Amount will be repaid to the lender immediately (see note 13.D).

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

Furthermore, the Company paid the lender of the First July 2024 Facility Agreement a one-time fee consisting of: (a) 125,000 shares of common stock of the Company, which representing a fee of five percent (5%) of the First July 2024 Facility Loan Amount, at a share price of $1.00 per share, and (b) 250,000 warrants to purchase 250,000 shares of common stock of the Company at an exercise price of $1.00 per share. The warrants are exercisable for three years from the date of the First July 2024 Facility Agreement.

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

As of December 31, 2024, the Company incurred deferred debt issuance costs of $315 which were recorded in other current assets in the Company’s Balance Sheet. These costs consisted of a one-time fee to the lender of the First July 2024 Facility Agreement, an annual advance interest payment and other additional direct costs. The amortization of the deferred debt issuance costs was recorded as financial expense and amounted to $67 for the six months ended June 30, 2025.

On the Uplist Date, the Company drew $50 of the First July 2024 Facility Loan Amount. As of June 30, 2025, the Company has drawn an aggregate amount of $100 of the First July 2024 Facility Loan Amount.

In addition, immediately following the Uplist Date, $100 of the First July 2024 Facility Loan Amount was converted into units, which included shares of common stock at a conversion rate of $1.00 per share, equal to an aggregate of 100,000 shares and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share for a three-year period from the Uplist Date. The warrants were recorded at fair value and were classified as equity.

During June 2025, all 650,000 warrants granted under the First July 2024 Facility Agreement were exercised into 650,000 shares of common stock. The Company received total proceeds of $650 upon exercise of the warrants.

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

The Second July 2024 Facility Agreement will remain available until the earliest of: (a) (1) full utilization of the Second July 2024 Facility Loan Amount, (a)(2) after 40 months from the date of Second July 2024 Facility Agreement, and (b) upon such date that the Company completes a $2.5 million financing transaction (see note 13.D).

The Second July 2024 Facility Loan Amount will accrue interest at a rate of 12% per annum. The interest for the first year was paid in advance in: (a) 360,000 shares of the Company’s common stock, reflecting a share price of $1.00 per share for each dollar of interest accrued on the total amount, and (b) 360,000 warrants to purchase 360,000 shares of common stock of the Company at an exercise price of $1.00 per share. The warrants are exercisable for three years from the date of the Second July 2024 Facility Agreement. Starting from the second year of the Second July 2024 Facility Agreement, the interest will be paid in cash to the lenders.

Immediately after the Uplist, $160 out of the Second July 2024 Facility Loan Amount will be automatically converted into common stock of the Company at an exercise price of $1.00 per share. Additionally, the Company will issue an identical number of warrants to purchase common stock of the Company at an exercise price of $1.00 per share.

Furthermore, the Company paid the lenders of the Second July 2024 Facility Agreement a one-time fee consisting of 150,000 shares of common stock of the Company, which represents a fee of five percent (5%) of the Second July 2024 Facility Loan Amount at a share price of $1.00 per share.

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

As of December 31, 2024, the Company incurred deferred debt issuance costs of $302 which were recorded in other current assets in the Company’s Balance Sheet. These costs consisted of a one-time fee to the lenders of the Second July 2024 Facility Agreement, an annual advance interest payment and other additional direct costs. The amortization of the deferred debt issuance costs was recorded as financial expense and amounted to $59 for the six months ended June 30, 2025.

On the Uplist Date, the Company drew $80 of the Second July 2024 Facility Loan Amount. As of June 30, 2025, the Company has drawn an aggregate amount of $160 of the Second July 2024 Facility Loan Amount.

In addition, immediately following the Uplist Date, $160 of the Second July 2024 Facility Loan Amount was converted into units, which included shares of common stock at a conversion rate of $1.00 per share, equal to an aggregate of 160,000 shares and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share for a three-year period from the Uplist Date. The warrants were recorded at fair value and were classified as equity.

During June 2025, all 520,000 warrants granted under the Second July 2024 Facility Agreement were exercised into 520,000 shares of common stock. The Company received total proceeds of $520 upon exercise of the warrants.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 8: FINANCIAL INSTRUMENTS AT FAIR VALUE

Financial instruments:

The Company has financial instruments measured at level 3 arising from the June 2024 Facility Agreement, the First July 2024 Facility Agreement and the Second July 2024 Facility Agreement (see notes 7.E, 7.F, 7.G). Embedded derivatives were identified and recognized at fair value upon initial recognition of each of the financial instruments and measured at fair value at each cut-off date.

The fair value of the financial instruments as of December 31, 2024, was calculated using the following unobservable inputs: share price: $0.472, expected volatility: 148%, exercise price: $1.00, risk-free interest rate: 4.24%-4.32%, expected life: 0.46-0.50 years.

On June 5, 2025, immediately after the Uplist, the Company converted all embedded derivatives to equity. At the Uplist Date and before the conversion, these embedded derivatives were measured at their intrinsic value through profit or loss.

The following table presents the financial instruments that were measured at fair value through profit or loss:

Embedded derivatives
Balance as of January 1, 2025	29
Net changes at fair value recognized through profit or loss	10,121
Embedded derivatives converted to equity	(10,150)

Balance as of June 30, 2025	-

Embedded derivatives
Balance as of January 1, 2024	-
Embedded derivatives recorded in connection with the June 2024 Facility Agreement, the First July 2024 Facility Agreement and the Second July 2024 Facility Agreement	40
Net changes at fair value recognized through profit or loss	(11)
Balance as of December 31, 2024	29

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 9: COMMITMENTS AND CONTINGENCIES

Liens:

On September 19, 2022, as part of the Reorganization Transaction terms, the Company provided several liens under Gix Media’s Financing Agreement with Leumi in connection with the Cortex Transaction, as follows: (1) a guarantee to Leumi of all of Gix Media’s obligations and undertakings to Leumi unlimited in amount; (2) a subordination letter signed by the Company to Leumi Bank; (3) A first ranking all asset charge over all of the assets of the Company; and (4) a Deposit Account Control Agreement over the Company’s bank accounts.

Gix Media has provided several liens under the Financing Agreement with Leumi in connection with the Cortex Transaction, as follows: (1) a floating lien on Gix Media’s assets; (2) a lien on Gix Media’s bank account in Leumi; (3) a lien on Gix Media’s rights under the Cortex Transaction; (4) a fixed lien on Gix Media’s intellectual property; and (5) a lien on Gix Media’s full holdings in Cortex.

Gix Media’s restricted deposits in the amount of $34 as of June 30, 2025, are held as a security in respect of credit cards and its leased offices. Cortex has restricted deposits in the amount of $139 as of June 30, 2025, of which $100 was pledged to meet financial covenants under Cortex’s Loan Agreement (see note 7.C) and the remaining amount is held as security for credit cards and its leased offices.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 10: SHAREHOLDERS’ EQUITY

A. Shares of Common Stock

Shares of the Company’s common stock confer the rights to: (i) participate in the general meetings, to one vote per share for any purpose, to an equal part, on a share basis, (ii) in distribution of dividends and (iii) to equally participate, on a share basis, in distribution of excess of assets and funds from the Company and will not confer other privileges.

On June 18, 2024, as part of the June 2024 Facility Agreement, the Company issued to the June 2024 Lenders 233,679 shares of common stock and 233,679 warrants to purchase such number of shares of common stock with an exercise price of $1.00 per share. In addition, the Company issued to the June 2024 Lead Lender a warrant to purchase 625,000 shares of common stock with an exercise price of $4.00 per share, representing an aggregate exercise amount of $2.5 million (see note 7.E).In July 2024, following the closing of the Private Placement (as defined in note 10.B), the exercise price of the June 2024 Lead Lender Fee Warrants was adjusted to $0.472, which is equal to the effective price per share of common stock in the Private Placement, and the number of shares of common stock issuable upon the exercise of the June 2024 Lead Lender Fee Warrants was also adjusted to a total of 5,296,610 shares, such that the adjusted exercise price and number of warrants issued is equal to an aggregate amount of $2.5 million.

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

On March 24, 2025, the Company entered into a the 2025 SEA with Metagramm and all of the shareholders of Metagramm, pursuant to which the Company issued to Metagramm’s shareholders 1,323,000 of the Company’s shares representing 19.99% of its issued and outstanding share capital in exchange for 100% of Metagramm’s issued and outstanding share capital (see note 6).

On June 5, 2025, as part of June 2024 Facility Agreement, $663 of the Total Credit Facility Amount was converted into an aggregate of 662,957 shares of common stock of the Company and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share (see note 7.E). During June 2025, 333,735 warrants were exercised into 333,735 shares in connection with the June 2024 Facility Agreement (see note 7.E).

On June 5, 2025, as part of the First July 2024 Facility Agreement, $100 of the First July 2024 Facility Loan Amount was converted into an aggregate of 100,000 shares of common stock of the Company and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share. During June 2025, 650,000 warrants were exercised into 650,000 shares in connection with the First July 2024 Facility Agreement (see note 7.F).

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 10: SHAREHOLDERS’ EQUITY (Cont.)

A. Shares of Common Stock (Cont.)

On June 5, 2025, as part of the Second July 2024 Facility Agreement, $160 of the Second July 2024 Facility Loan Amount was converted into an aggregate of 160,000 shares of common stock of the Company and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share. During June 2025, 520,000 warrants were exercised into 520,000 shares in connection with the Second July 2024 Facility Agreement (see note 7.G).

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

Following the Uplist Date, out of 385,332 warrants granted under the Private Placement, 315,012 warrants were exercised during June 2025 into 315,012 shares of common stock. The Company received total proceeds of $315 upon exercise of the warrants (see note 13.C).

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 10: SHAREHOLDERS’ EQUITY (Cont.)

C. Warrants:

The following table summarizes information of outstanding warrants as of June 30, 2025:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	32,584	July 2029	53.76	32,584
Class K Warrants	32,584	July 2029	89.60	32,584
2023 Warrants (see note 7.D)	120,000	December 2025	2.00	120,000
June 2024 Facility Agreement Warrants (see note 7.E)	227,901	June 2027	1.00	227,901
June 2024 Lead Lender Fee Warrants (see note 7.E)	5,296,610	June 2027	0.472	5,296,610
PIPE Warrants (see note 10.B)	70,320	July 2027	1.00	70,320

The following table summarizes the activity in outstanding warrants during the six-months period ended June 30, 2025:

	Warrants outstanding as of January 1, 2025	Warrants granted upon loans conversion	Warrants Exercised	Warrants outstanding as of June 30, 2025

Class J Warrants	32,584	-	-	32,584
Class K Warrants	32,584	-	-	32,584
2023 Warrants (see note 7.D)	120,000	-	-	120,000
June 2024 Facility Agreement Warrants (see note 7.E)	233,679	662,957	(333,735)	227,901
June 2024 Lead Lender Fee Warrants (see note 7.E)	5,296,610	-	-	5,296,610
First July 2024 Facility Warrants (see note 7.F)	550,000	100,000	(650,000)	-
Second July 2024 Facility Warrants (see note 7.G)	360,000	160,000	(520,000)	-
PIPE Warrants (see note 10.B)	385,332	-	(315,012)	70,320

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

On March 2, 2023, the Board approved the adoption of the 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan permits the issuance of up to (i) 625,000 shares of Common Stock, plus (ii) an annual increase equal to the lesser of (A) 5% of the Company’s outstanding capital stock on the last day of the immediately preceding calendar year; and (B) such smaller amount as determined by the Board, provided that no more than 625,000 shares of Common Stock may be issued upon the exercise of Incentive Stock Options. If any outstanding awards expire, are canceled or are forfeited, the underlying shares would be available for future grants under the 2023 Plan (see note 13.E).

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 11: FINANCIAL EXPENSES, NET

	For the six months ended June 30,		For the three months ended June 30,
	2025	2024	2025	2024
Financial expenses (income):

Bank fees	22	44	5	26
Exchange rate differences	51	(49)	61	(18)
Interest expense on bank loans	243	406	122	198
Loss from substantial debt terms modification (see note 7.D)	-	2,515	-	2,515
Change in the fair value of financial assets at fair value through profit or loss (see note 8)	10,121	-	7,398	-
Interest income on loans to Parent Company	(63)	(79)	(25)	(40)
Amortization of deferred debt issuance costs	134	6	66	6
Other	17	64	(5)	57
Financial expenses, net	10,525	2,907	7,622	2,744

NOTE 12: SEGMENT REPORTING

The Group operates in two different segments in such a way that each company in the Group operates as a separate business segment. These business segments currently do not include Metagramm’s operations as they do not meet the segment definition criteria.

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

The chief executive officer, who is the Company’s chief operating decision maker (“CODM”), assesses performance for these segments and decides how to allocate resources based the segments’ operating income or loss and income or loss before tax. Segments’ assets and liabilities are not reviewed by the CODM and therefore were not reflected in the segment reporting. The significant expense categories comprising segments profit and loss regularly reviewed by the CODM for the periods ended June 30, 2025 and 2024 are set forth in the tables below.

The substantial amount of non-current assets is derived from Israel and the substantial amount of revenues is derived from United States.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 12: SEGMENT REPORTING (Cont.)

Segments revenues and operating results:

	For the six months ended June 30, 2025
	Search segment	Digital content segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	883	4,115	16		5,014
Traffic-acquisition and related costs	184	4,019	-		4,203
Research and development expenses	36	236	-		272
Sales and marketing expenses	50	356	-		406
General and administrative expenses	145	74	610		829
Depreciation and amortization	-	-	1,500		1,500
Goodwill impairment	-	-	3,150		3,150
Other expenses, net	-	-	544		544
Segment operating income (loss)	468	(570)	(5,788)		(5,890)
Financial income (expenses), net	(40)	3	(10,488	)(*)	(10,525)
Segment income (loss), before income taxes	428	(567)	(16,276)		(16,415)

	For the six months ended June 30, 2024
	Search segment	Digital content segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	3,587	13,748	-		17,335
Traffic-acquisition and related costs	1,615	12,454	-		14,069
Research and development expenses	677	581	4		1,262
Sales and marketing expenses	243	867	-		1,110
General and administrative expenses	339	282	682		1,303
Depreciation and amortization	-	-	1,555		1,555
Goodwill Impairment	-	-	4,739		4,739
Other expenses (income), net	(5)	(237)	29		(213)
Segment operating income (loss)	718	(199)	(7,009)		(6,490)
Financial expenses, net	(10)	(74)	(2,823	)(**)	(2,907)
Segment income (loss), before income taxes	708	(273)	(9,832)		(9,397)

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 12: SEGMENT REPORTING (Cont.)

Segments revenues and operating results (Cont.):

	For the three months ended June 30, 2025
	Search segment	Digital content segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	354	1,911	16		2,281
Traffic-acquisition and related costs	50	1,830	-		1,880
Research and development expenses	20	105	-		125
Sales and marketing expenses	30	160	-		190
General and administrative expenses	70	18	488		576
Depreciation and amortization	-	-	781		781
Goodwill Impairment	-	-	3,150		3,150
Other expenses, net	-	-	500		500
Segment operating income (loss)	184	(202)	(4,903)		(4,921)
Financial income (expenses), net	(35)	39	(7,626	)(*)	(7,622)
Segment income (loss), before income taxes	149	(163)	(12,529)		(12,543)

	For the three months ended June 30, 2024
	Search segment	Digital content segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	1,115	6,218	-		7,333
Traffic-acquisition and related costs	357	5,497	-		5,854
Research and development expenses	260	272	-		532
Sales and marketing expenses	90	362	-		452
General and administrative expenses	157	138	352		647
Depreciation and amortization	-	-	821		821
Goodwill Impairment	-	-	4,739		4,739
Other expenses (income), net	(5)	(237)	9		(233)
Segment operating income (loss)	256	186	(5,921)		(5,479)
Financial expenses, net	(11)	(60)	(2,673	)(**)	(2,744)
Segment income (loss), before income taxes	245	126	(8,594)		(8,223)

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 12: SEGMENT REPORTING (Cont.)

A. Segments revenues and operating results (Cont.):

The “adjustments and eliminations” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

	For the six months ended June 30, 2025	For the three months ended June 30, 2025

Depreciation and amortization expenses not attributable to segments (***)	(1,500)	(781)
Revenues, research and development expenses, sales and marketing expenses, general and administrative expenses and other expenses, net not attributable to the segments (****)	(1,138)	(972)
Goodwill Impairment	(3,150)	(3,150)
	(5,788)	(4,903)

	For the six months ended June 30, 2024	For the three months ended June 30, 2024

Depreciation and amortization expenses not attributable to segments (***)	(1,555)	(821)
Research and development expenses, sales and marketing expenses, general and administrative expenses and other expenses, net not attributable to the segments (****)	(715)	(361)
Goodwill Impairment	(4,739)	(4,739)
	(7,009)	(5,921)

(*)	Mainly consist of financial expenses arising from changes in the fair value of financial assets measured at fair value through profit or loss (see note 8).

(**)	Mainly consist of financial expenses from substantial debt terms modification loss and interest expenses on bank loans in connection with the Financing Agreement (see note 7.A, 7.B and 7.D).

(***)	Mainly consist of technology and customer relations amortization costs from business combinations.

(****)	Mainly consist of general and administrative expenses such as salary and related expenses and professional consulting expenses.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 13: SUBSEQUENT EVENTS

A.	On July 16, 2025, the Court approved a settlement agreement entered into between Gix Media and the Service Providers with respect to the debts owed by Gix Media to the Service Providers. In connection with the settlement agreement, the Company agreed to provide a guarantee for the debts owed by Gix Media to the Service Providers. On July 22, 2025, pursuant to the terms of the settlement agreement, Gix Media paid approximately $1.13 million to the Service Providers as payment in full of the debts owed to the Service Providers. As a result of such payment in full by Gix Media to the Service Providers, the Petition was dismissed.

B.	On July 8, 2025, Gix Media and Leumi entered into an agreement in respect of the Financing Agreement (the “July 2025 Repayment and Financing Agreement”), which further extended the Deposit Date until October 1, 2025. In connection with the July 2025 Repayment Financing Agreement, Gix Media agreed to repay $2.4 million to Leumi by October 1, 2025. In addition, in connection with the July 2025 Repayment Financing Agreement, as of October 1, 2025, Leumi will grant to Gix Media a loan in an amount equal to Gix Media’s then-current outstanding principal portion of the loan plus interest, fees and expenses. The loan shall accrue interest at Leumi’s applicable rate as of October 1, 2025, will be repaid on a monthly basis and shall have a term of 24 months. In July 2025, Gix Media repaid a total of $2.4 million to Leumi in accordance with the July 2025 Repayment and Financing Agreement.

C.	During July 2025, 13,130 warrants were exercised in connection with the Private Placement and 388,760 warrants were exercised in connection with the June 2024 Facility Agreement into a total of 401,890 shares of common stock. The Company received total proceeds of $402 upon exercise of the warrants.

D.	On July 11, 2025, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company issued and sold in a private placement, (the “July 2025 Private Placement”) an aggregate of 848,763 shares of common stock, pre-funded warrants to purchase up to 77,160 shares of common stock and common warrants to purchase up to an aggregate of 925,923 shares of common stock, at an offering price of $4.86 per share of common stock and associated common warrant and an offering price of $4.8599 per pre-funded warrant and associated common warrant.

The pre-funded warrants were immediately exercisable upon issuance at an exercise price of $0.0001 per share and will not expire until exercised in full. The common warrants were immediately exercisable upon issuance at an exercise price of $4.74 per share, subject to adjustment as set forth therein, and will expire five and a half years from the issuance date. The common warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares of shares of common stock underlying the common warrants.

In connection with the July 2025 Private Placement, the Company also entered into a letter agreement with a placement agent on July 11, 2025, according to which the Company agrees to pay a cash placement fee equal to 7.0% of the gross proceeds and $50 for reasonable legal fees and disbursements.

The July 2025 Private Placement closed on July 14, 2025. The aggregate gross proceeds received by the Company on the closing date were $4.5 million.

In connection with the closing of the July 2025 Private Placement and the related proceeds, the First July 2024 Facility Agreement and the Second July 2024 Facility Agreement were terminated. In addition, the shareholders of Metagramm became entitled to partial earn-out payments on a pro rata basis pursuant to the 2025 SEA.

E.	On July 11, 2025, the Company’s board of directors approved an increase in the number of shares of common stock reserved for issuance under the 2023 Plan by up to 2,713,613 shares.

F.	On August 5, 2025, the Company filed a shelf registration statement on Form S-3 (the “S-3”) with the Securities and Exchange Commission (the “SEC”) for the registration under the Securities Act of 1933, as amended, of such indeterminate number of shares of common stock, shares of preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, and units in one or more offerings for an aggregate initial offering price of up to $200 million. As of the date of issuance of these financial statements, the S-3 has not been declared effective by the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of June 30, 2025 and 2024, and the related statements of statement operation, statement of changes in shareholders’ equity and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

● entry of new competitors and products, the impact of large and established internet and technology companies and potential technological obsolescence of our offered platforms; and

● political, economic and military conditions in Israel, including the current security situation in Israel, as well as the war’s potential impact on our business and operation.

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

Overview and Background

Viewbix Inc. (the “Registrant”, “Viewbix” or the “Company”) is a digital advertising platform that develops and markets a variety of technological platforms that automate, optimize and monetize digital online campaigns. Viewbix’s operations were previously focused on analysis of the video marketing performance of its clients as well as the effectiveness of their messaging (“Video Advertising Platform”). With the Video Advertising Platform, Viewbix allowed its clients with digital video properties the ability to use its platforms in a way that allows viewers to engage and interact with the video. The Video Advertising Platform measures when a viewer performs a specific action while watching a video and collects and reports the results to the client. However, due to the Company’s failure to meet predetermined sales targets which were set pursuant to the recapitalization transaction with Gix Internet Ltd. in January 2020, the Company determined to reduce its operations and the size of its sales and R&D team in the Digital Advertising Platform.

The Company, through its subsidiaries, Gix Media Ltd. (“Gix Media”) and Cortex Media Group Ltd. (“Cortex”), expanded its digital advertising operations across two main sectors: ad search and digital content (the “Search Platform” and the “Content Platform”, respectively). Gix Media and Cortex develop and market a variety of technological software solutions that automate, optimize and monetize online campaigns. Cortex also creates, edits and markets content in various languages to different target audiences in order to generate revenues from advertisements displayed together with the content, which are posted on digital content, marketing and advertising platforms. These technological tools enable advertisers and website owners to earn more from their advertising campaigns and generate additional profits from their sites.

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

Recent Developments

July 2025 Private Placement

On July 11, 2025, the Company entered into a securities purchase agreement (the “July 2025 Purchase Agreement”) with certain accredited investors pursuant to which the Company issued and sold in a private placement, (the “July 2025 Private Placement”) an aggregate of 848,763 shares of common stock, pre-funded warrants to purchase up to 77,160 shares of common stock and common warrants to purchase up to an aggregate of 925,923 shares of common stock, at an offering price of $4.86 per share of common stock and associated common warrant and an offering price of $4.8599 per pre-funded warrant and associated common warrant.

The pre-funded warrants were immediately exercisable upon issuance at an exercise price of $0.0001 per share and will not expire until exercised in full. The common warrants were immediately exercisable upon issuance at an exercise price of $4.74 per share, subject to adjustment as set forth therein, and will expire five and a half years from the issuance date. The common warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares of shares of common stock underlying the common warrants.

In connection with the July 2025 Purchase Agreement, we entered into a registration rights agreement (the “July 2025 Registration Rights Agreement”) with each investor. Pursuant to the July 2025 Registration Rights Agreement, the Company was required to file a resale registration statement with the SEC (the “July 2025 PIPE Registration Statement”) to register for resale the shares of common stock issued in the July 2025 Private Placement and the shares of common stock issuable upon exercise of the pre-funded warrants and common warrants issued in the July 2025 Private Placement within fourteen (14) trading days of the signing date of the July 2025 Purchase Agreement (the “July 2025 PIPE Signing Date”) and to have such July 2025 PIPE Registration Statement declared effective within sixty (60) calendar days after the July 2025 PIPE Signing Date in the event the July 2025 PIPE Registration Statement is not reviewed by the SEC, or ninety (90) calendar days of the July 2025 PIPE Signing Date in the event the July 2025 PIPE Registration Statement is reviewed by the SEC. The Company filed the July 2025 PIPE Registration Statement on July 23, 2025, which was declared effective by the SEC on July, 31, 2025.

In connection with the July 2025 Private Placement, the Company also entered into a letter agreement (the “July 2025 Placement Agent Agreement”) with Aegis Capital Corp., as placement agent (the “Placement Agent”) dated July 11, 2025, pursuant to which the Placement Agent agreed to serve as the placement agent for in connection with the July 2025 Private Placement. The Company paid the Placement Agent a cash placement fee equal to 7.0% of the gross proceeds received in the July 2025 Private Placement and $50,000 for reasonable legal fees and disbursements for the Placement Agent’s counsel. In addition, pursuant to the July 2025 Placement Agent Agreement, the Company agreed to abide by certain customary standstill restrictions for a period of thirty (30) days following the later of the closing of the July 2025 Private Placement and the date that the July 2025 PIPE Registration Statement is declared effective by the SEC.

Aggregate gross proceeds to the Company in respect of the July 2025 Private Placement were approximately $4.5 million, before deducting fees payable to the Placement Agent and other offering expenses payable by us. If the warrants are exercised in cash in full this would result in an additional $4.4 million of gross proceeds.

Nasdaq Uplisting

On June 4, 2025, the Company issued a press release announcing that its shares of common stock, par value $0.0001 per share were approved for listing on The Nasdaq Capital Market. The Company’s shares of common stock began trading under the symbol “VBIX” on the Nasdaq Capital Market on June 5, 2025. The Company’s shares of common stock were previously quoted on the OTC Markets, Pink Tier under the symbol “VBIX”, and ceased to be quoted on the OTC Markets, Pink Tier at the close of business on June 4, 2025.

Filing of Insolvency Petition Against Gix Media

On March 27, 2025, a petition (the “Petition”) was filed with the District Court of Tel Aviv-Jaffa (the “Court”) for a court order to commence insolvency proceedings under the Insolvency and Economic Rehabilitation Law, 5778 – 2018 against Gix Media. The Petition was filed by a primary service provider (the “Service Provider”) of Gix Media claiming that Gix Media owes it approximately $260,000 (excluding linkage differentials and interest) and that Gix Media is unable to repay its debts to the Service Provider.

On July 16, 2025, the Court approved a settlement agreement entered into between Gix Media, the Service Provider and other creditors of Gix Media that joined the Petition (collectively, the “Service Providers”) with respect to the debts owed by Gix Media to the Service Providers. In connection with the settlement agreement, the Company agreed to provide a guarantee for the debts owed by Gix Media to the Service Providers. On July 22, 2025, pursuant to the terms of the settlement agreement, Gix Media paid approximately $1.13 million to the Service Providers as payment in full of the debts owed to the Service Providers. As a result of such payment in full by Gix Media to the Service Providers, the Petition was dismissed.

Financing Agreement

Effective as of January 29, 2025, Gix Media and Leumi entered into a fifth addendum, to a certain financing agreement with Leumi for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the acquisition of Cortex Acquisition on October 13, 2021 (the “Financing Agreement”), which was effective as of January 29, 2025, pursuant to which, inter alia: (i) the existing credit facility to Gix Media was extended to March 31, 2025; (ii) the repayment schedule of all outstanding obligations under the long term bank loans of Gix Media under the Financing Agreement, was deferred until the actual deposit by the Company in Gix Media’s account of an investment account equal to the amounts of the deferred long term bank loans owned by Gix Media (the “Investment Amount”), which in any event shall be no later than March 31, 2025 (the “Deposit Date”); (iii) upon such deposit date, all deferred payments shall be immediately repaid using the deposited amounts and any remaining amounts from any other sources; (iv) all remaining future due payments will be repaid as scheduled until the end of the updated terms of each long term bank loan. On March 30, 2025, Gix Media and Leumi entered into a sixth additional addendum to the Financing Agreement, which extended the Deposit Date until May 20, 2025. On July 8, 2025, Gix Media and Leumi entered into an agreement in respect of the Financing Agreement (the “July 2025 Repayment and Financing Agreement”), which further extended the Deposit Date until October 1, 2025. In connection with the July 2025 Repayment Financing Agreement, Gix Media agreed to repay $2.4 million to Leumi by October 1, 2025. In addition, in connection with the July 2025 Repayment Financing Agreement, as of October 1, 2025, Bank Leumi shall grant to Gix Media a loan in an amount equal to Gix Media’s then-current outstanding principal portion of the loan plus interest, fees and expenses. The loan shall accrue interest at Bank Leumi’s applicable rate as of October 1, 2025, shall be repaid on a monthly basis and shall have a term of 24 months. During July 2025, Gix Media repaid a total of $2.4 million to Bank Leumi in accordance with the July 2025 Repayment and Financing Agreement.

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

The Company also agreed to pay the Metagramm Shareholders cash earn-out payments of up to $2.0 million in the aggregate on a pro rata basis, contingent upon the achievement of certain financing and revenue milestones during the three-year period following the closing date of the Metagramm Acquisition.

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

Results of Operations

Results of Operations During the Three Months Ended June 30, 2025 as Compared to the Three Months Ended June 30, 2024

Our revenues were $2,281 thousand for the three months ended June 30, 2025, compared to $7,333 thousand during the same period in the prior year.

Our revenues from Cortex’s Content Platform were $1,911 thousand for the three months ended June 30, 2025, a decrease of $4,307 as compared to $6,218 thousand during the same period in the prior year. The reasons for the decrease during the three months ended June 30, 2025 are due to the Cortex Adverse Effect.

Our revenues from Gix Media’s Search Platform were $354 thousand for the three months ended June 30, 2025, a decrease of $761 as compared to $1,115 thousand during the same period in the prior year. The reasons for the decrease during the three months ended June 30, 2025, is due to: (1) decrease in the amount of search referrals conducted by users, provided by Gix Media to Search Engines, caused primarily by changes and updates to internet browsers’ technology, which have caused a decrease in revenues from the direct model, and (2) a decrease in the number of searches received from Gix Media’s third-party strategic partners in the indirect model mainly as a result of decrease in the credit lines received from third-party strategic partners.

Our traffic-acquisition and related costs were $1,880 thousand for the three months ended June 30, 2025, a decrease of $3,974 compared to $5,854 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2025, is due to the decrease in revenues from both the Content and Search Platforms during the three months ended June 30, 2025 as mentioned above.

Our research and development expenses were $125 thousand for the three months ended June 30, 2025, as compared to $532 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2025, is due to the expense reduction in both the Content and Search Platforms during the three months ended June 30, 2025, as compared to the same period in the prior year.

Our selling and marketing expenses decreased to $190 thousand for the three months ended June 30, 2025, as compared to $453 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2025, is due to the expense reduction primarily in salaries in both the Content and Search Platforms during the three months ended June 30, 2025, as compared to the same period in the prior year.

Our general and administrative expenses were $576 thousand for the three months ended June 30, 2025, as compared to $646 thousand during the same period in the prior year. The reason for the decrease in the three months ended June 30, 2025, is due to the expense reduction primarily in salaries and professional services in both the Content and Search Platforms during the three months ended June 30, 2025, as compared to the same period in the prior year.

Our depreciation and amortization expenses for the three months ended June 30, 2025, were $781 thousand as compared to $821 thousand during the same period in the prior year.

A goodwill impairment loss of $3,150 thousand was recorded during the three months ended June 30, 2025, compared to $4,739 during the three months ended June 30, 2024. Both goodwill impairment losses recognized during the three months ended June 30, 2025 and June 30,2024, were related to the Content Platform (see also note 5.B to our interim condensed consolidated financial statements ended June 30, 2025).

Our other expenses for the three months ended June 30, 2025, were $500 thousand, compared to $233 thousand other income during the three months ended June 30, 2024. The other expenses during the three months ended June 30, 2025, were primarily related to the uplisting of our shares of common stock to the Nasdaq Capital Market, which was effected in June 2025 (the “Uplist”), whereas the other income during the three mounts ended June 30, 2024, mainly attributable to governmental grants received by Gix Media and Cortex from the Israel Tax Authority in connection with the “Iron Swords” war.

Our net financial expenses were $7,622 thousand for the three months ended June 30, 2025, compared to $2,744 thousand net financial expenses during the same period in the prior year. The reason for the increase during the three months ended June 30, 2025, is mainly attributable to financing expenses related to financial instruments arising from facility agreements entered into during June and July 2024, which are measured at fair value (see also note 8 to our interim condensed consolidated financial statements ended June 30, 2025).

Our income tax benefit was $125 thousand for the three months ended June 30, 2025, as compared to $24 thousand during the same period in the prior year.

Results of Operations During the Six Months Ended June 30, 2025 as Compared to the Six Months Ended June 30, 2024

Our revenues were $5,014 thousand for the six months ended June 30, 2025, compared to $17,335 thousand during the same period in the prior year.

Our revenues from Cortex’s Content Platform were $4,115 thousand for the six months ended June 30, 2025, a decrease of $9,633 as compared to $13,748 thousand during the same period in the prior year. The reasons for the decrease during the three months ended June 30, 2025 are due to the Cortex Adverse Effect.

Our revenues from Gix Media’s Search Platform were $883 thousand for the six months ended June 30, 2025, a decrease of $2,704 thousand as compared to $3,587 thousand during the same period in the prior year. The reasons for the decrease during the Six months ended June 30, 2025, is due to: (1) decrease in the amount of search referrals conducted by users, provided by Gix Media to Search Engines, caused primarily by changes and updates to internet browsers’ technology, which have caused a decrease in revenues from the direct model, and (2) a decrease in the number of searches received from Gix Media’s third-party strategic partners in the indirect model mainly as a result of decrease in the credit lines received from third-party strategic partners.

Our traffic-acquisition and related costs were $4,203 thousand for the six months ended June 30, 2025, a decrease of $9,866 compared to $14,069 thousand during the same period in the prior year. The reason for the decrease in the six months ended June 30, 2025, is due to the decrease in revenues from both the Content and Search Platforms during the six months ended June 30, 2025, as mentioned above.

Our research and development expenses were $272 thousand for the six months ended June 30, 2025, compared to $1,262 thousand during the same period in the prior year. The reason for the decrease in the six months ended June 30, 2025, is due to the expense reduction in both the Content and Search Platforms, primarily in salaries and technological services.

Our selling and marketing expenses were $406 thousand for the six months ended June 30, 2025, which is a decrease of $705 thousand as compared to $1,111 thousand during the same period in the prior year. The reason for the decrease in the six months ended June 30, 2025, is due to the expense reduction primarily in salaries both the Content and Search Platforms during the six months ended June 30, 2025, as compared to the same period in the prior year.

Our general and administrative expenses were $829 thousand for the six months ended June 30, 2025, as compared to $1,302 thousand during the same period in the prior year. The reason for the decrease in the six months ended June 30, 2025, is due to the expense reduction primarily in salaries and professional services in both the Content and Search Platforms during the six months ended June 30, 2025, as compared to the same period in the prior year.

Our depreciation and amortization expenses for the six months ended June 30, 2025, were $1,500 thousand as compared to $1,555 thousand during the same period in the prior year.

A goodwill impairment loss of $3,150 thousand was recorded during the six months ended June 30, 2025, compared to $4,739 during the six months ended June 30, 2024. Both goodwill impairment losses recognized during the six months ended June 30, 2025, and June 30, 2024 were related to the Content Platform (see also note 5.B to our interim condensed consolidated financial statements ended June 30, 2025).

Our other expenses were $544 thousand for the six months ended June 30, 2025, compared to $213 thousand other income during the six months ended June 30, 2024. The other expenses during the six months ended June 30, 2025, were primarily related to the Uplist, whereas the other income during the six months ended June 30, 2024, mainly attributable to governmental grants received by Gix Media and Cortex from the Israel Tax Authority in connection with the “Iron Swords” war.

Our net financial expenses were $10,525 thousand for the six months ended June 30, 2025, compared to $2,907 thousand during the same period in the prior year. The reason for the increase during the six months ended June 30, 2025 is mainly attributable to financing expenses related to financial instruments arising from facility agreements entered into during June and July 2024, which are measured at fair value (see also note 8 to our interim condensed consolidated financial statements ended June 30, 2025).

Our income tax benefit was $153 thousand for the six months ended June 30, 2025, as compared to $23 thousand during the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2025, we had current assets of $4,143 thousand, consisting of $1,988 thousand in cash and cash equivalents, $173 thousand restricted deposits, $1,049 thousand in accounts receivable and $933 thousand in other current assets.

As of June 30, 2025, we had non-current assets of $15,957 thousand, consisting of $38 thousand in deferred taxes, $108 thousand in property and equipment net, $9,257 thousand in intangible assets net and $6,554 thousand in goodwill.

As of June 30, 2025, 2025, we had $12,657 thousand in current liabilities consisting of $5,531 thousand in accounts payable, $874 thousand in other payables and $5,385 thousand in short term loans and current maturities of long-term loans, and $867 thousand in short-term convertible loans.

As of June 30, 2025, we had $2,117 thousand in non-current liabilities consisting of $1,107 thousand in deferred taxes and $1,010 thousand in earn-out liability which arose from the Metagramm Acquisition.

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

We had a negative working capital of $8,514 thousand and $5,177 thousand as of June 30, 2025, and December 31, 2024, respectively.

During the three months ended June 30, 2025, we had a negative cash flow from operating activities of $427 thousand as compared to a positive cash flow from operations of $1,349 thousand during the same period in the prior year. The decrease in the three months ended June 30, 2025 is mainly due to an increase in the Company’s operating loss and decrease in changes in operating asset and liability items.

During the six months ended June 30, 2025, we had a negative cash flow from operating activities of $836 thousand as compared to a positive cash flow from operations of $1,456 thousand during the same period in the prior year. The decrease in the six months ended June 30, 2025 is mainly due to an increase in the Company’s operating loss and decrease in changes in operating asset and liability items.

During the three months ended June 30, 2025 and June 30, 2024, we had $0 in cash flow from investment activities in each of the periods.

During the six months ended June 30, 2025, we had a positive cash flow from investment activities of $12 thousand which arose from Metagramm Acquisition, as compared to $0 during the same period in the prior year.

During the three months ended June 30, 2025, we had $2,348 thousand positive cash flow from financing activities as compared to $2,068 thousand negative cash flow from financing activities during the same period in the prior year. The increase in the three months ended June 30, 2025, was primarily attributable to proceeds of $1,820 thousand from the exercise of warrants in connection with facility agreements and a private placement, $630 thousand from short-term convertible loans received under facility agreements and lower net repayments of bank loans, which totaled $92 thousand compared to $2,638 thousand in the same period of the prior year.

During the six months ended June 30, 2025, we had $2,303 thousand positive cash flow from financing activities as compared to $2,728 thousand negative cash flow from financing activities during the same period in the prior year. The increase in the six months ended June 30, 2025, was primarily attributable to proceeds of $1,820 thousand from the exercise of warrants in connection with facility agreements and a private placement, $630 thousand from short-term convertible loans received under facility agreements, lower net repayments of bank loans, which totaled $143 thousand compared to $3,281 thousand in the same period of the prior year.

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

As of June 30, 2025, the Company has also provided several liens under Financing Agreement with Leumi in connection with the Cortex Acquisition, as follows: (1) a guarantee to Leumi of all of Gix Media’s obligations and undertakings to Leumi, unlimited in amount; (2) a subordination letter on behalf of the Company to Leumi; (3) a first ranking asset charge over all of the assets of the Company; and (4) a Deposit Account Control Agreement over the Company’s bank accounts.

According to the Financing Agreement, Gix Media undertook to meet financial covenants over the life of the loans, including positive EBITDA. As of June 30, 2025, Gix Media is in compliance with the financial covenants in connection with the Financing Agreement.

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

Management’s response to these conditions included reduction of salaries and related expenses and reduction of professional services in the research and development, selling and marketing functions, reduction of other operational expenses, such as lease costs and overheads, as well as creation of new partnerships and other new income sources. In addition, the company entered into the facility agreements and a private placement, through which it has raised capital. Additionally, following the consummation of the Uplist, the Company received additional funds from the exercise of warrants and the receipt of additional loans in connection with a private placement and facility agreements. Furthermore, on July 14, 2025, the Company closed a private placement transaction with certain accredited investors, pursuant to which the Company received gross proceeds of $4.5 million. However, there is significant uncertainty as to whether the Company will be able to secure additional funds when needed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

A.	Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, the Company’s chief executive officer and chief financial officer, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), the Company’s disclosure controls and procedures were effective as of the end of June 30, 2025.

B.	Changes in Internal Control over Financial Reporting

With the inclusion of the financial information of Metagramm beginning in our interim financial statements included in Form 10-Q for the quarterly period ended March 31, 2025, we will be required to implement internal controls over financial reporting with respect to processes and procedures underlying the financial information of Metagramm. Other than the aforesaid, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations, except as set forth below.

On March 27, 2025, the was filed with the District Court of Tel Aviv-Jaffa (the “Court”) for a court order to commence insolvency proceedings under the Insolvency and Economic Rehabilitation Law, 5778 – 2018 against Gix Media. The Petition was filed by a primary Service Provider of Gix Media claiming that Gix Media owes it approximately $260,000 (excluding linkage differentials and interest) and that Gix Media is unable to repay its debts to the Service Provider. On July 16, 2025, the Court approved a settlement agreement entered into between Gix Media, the Service Providers with respect to the debts owed by Gix Media to the Service Providers. In connection with the settlement agreement, the Company agreed to provide a guarantee for the debts owed by Gix Media to the Service Providers. On July 22, 2025, pursuant to the terms of the settlement agreement, Gix Media paid approximately $1.13 million to the Service Providers as payment in full of the debts owed to the Service Providers. As a result of such payment in full by Gix Media to the Service Providers, the Petition was dismissed.

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

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and our condensed financial statements for the quarter ended June 30, 2025 include an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, our condensed financial statements for the quarter ended June 30, 2025 include an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

Following the October 7th attacks by Hamas terrorists in Israel’s southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies like the Houthi movement in Yemen and armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting the Syrian army, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although certain ceasefire agreements have been reached, and some Iranian proxies have declared a halt to their attacks, there is no assurance that these agreements will be upheld, military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries. In June 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike directly targeting military and nuclear infrastructure inside Iran, aimed at disrupting Iran’s capacity to coordinate or launch further hostilities against Israel, as well as to degrade its nuclear program. In response, Iran launched multiple waves of drones and ballistic missiles at Israeli cities. While most of these attacks were intercepted, several caused civilian casualties and damage to infrastructure. The Israeli military conducted additional operations against Iranian assets. While a ceasefire was reached between Israel and Iran in June 2025 after 12 days of hostilities, the situation remains volatile. A broader regional conflict involving additional state and non-state actors remains a significant risk. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us.

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

In connection with the ongoing war, several hundred thousand Israeli military reservists were drafted to perform immediate military service, and military reservists are expected to perform long reserve duty service in the coming years. As of date of this Quarterly Report on Form 10-Q, none of our employees or consultants in Israel have been called to reserve duty and there has been no material impact on our business from past reserve services. However, certain of our employees and consultants in Israel, in addition to employees of our service providers located in Israel, may be called, for service in the current or future wars or other armed conflicts with Hamas, as well as the other pending or future armed conflicts in which Israel is or may become engaged, and such persons may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business, prospects, financial condition and results of operations. Additionally, the absence of employees of our Israeli suppliers and contract manufacturers due to their military service in the current or future wars or other armed conflicts may disrupt their operations, which in turn may materially and adversely affect our ability to deliver or provide products and services to customers.

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

As of the date of this Quarterly Report on Form 10-Q, the Company’s revenues have not been directly negatively affected by the ongoing hostilities in the region, as the primary source of its revenues is predominantly from the U.S. or European markets, that have been not significantly impacted by the ongoing hostilities in Israel. As a result, as of the date of this Quarterly Report on Form 10-Q the Company’s abilities to deliver or provide products and services to its customers have not been materially affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer
Date: August 19, 2025		(Principal Executive Officer)

	By:	/s/ Shahar Marom
	Name:	Shahar Marom
	Title:	Chief Financial Officer
Date: August 19, 2025		(Principal Financial Officer)

-55-