Form 10-Q
period 2025-09-30
Viewbix Inc.
filed 2025-11-14
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

On November 13, 2025, the Registrant had 10,670,392 shares of common stock issued and outstanding.

VIEWBIX INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

CONTENTS

Page

Interim Condensed Consolidated Balance Sheets (unaudited)	4 - 5

Interim Condensed Consolidated Statements of Operations (unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	7 – 9

Interim Condensed Consolidated Statements of Cash Flows (unaudited)	10 - 11

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)	12 - 45

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of	As of
	Note	September 30, 2025	December 31, 2024

ASSETS

CURRENT ASSETS

Cash and cash equivalents		2,165	624
Restricted deposits		206	58
Accounts receivable		1,327	1,832
Loan to parent company	3	-	3,981
Other current assets		405	1,257

Total current assets		4,103	7,752

NON-CURRENT ASSETS

Deferred taxes		28	56
Property and equipment, net		81	27
Intangible assets, net	5	6,464	9,552
Goodwill	5	6,208	4,579

Total non-current assets		12,781	14,214

Total assets		16,884	21,966

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of	As of
	Note	September 30, 2025	December 31, 2024

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable		4,736	5,935
Short-term loans	7	1,323	2,310
Current maturities of long-term loans	7	781	3,064
Embedded derivatives	7,8	-	29
Short-term convertible loans	7	867	779
Other payables		845	812

Total current liabilities		8,552	12,929

NON-CURRENT LIABILITIES

Long-term loans, net of current maturities	7	781	496
Deferred taxes		743	1,034
Earn-out liability	6	1,010	-

Total non-current liabilities		2,534	1,530

Commitments and Contingencies	9

SHAREHOLDERS’ EQUITY

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 10,670,392 and 5,296,945 shares as of September 30, 2025, and December 31, 2024, respectively (*).		4	3
Additional paid-in capital		51,032	28,482
Accumulated deficit		(45,481)	(22,714)
Equity attributed to shareholders of Viewbix Inc.		5,555	5,771
Non-controlling interests		243	1,736
Total equity		5,798	7,507

Total liabilities and shareholders’ equity		16,884	21,966

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.E).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share data)

		For the nine months ended September 30,			For the three months ended September 30,
	Note	2025	2024		2025	2024

Revenues		7,731	23,616		2,717	6,281

Costs and Expenses:
Traffic-acquisition and related costs		6,336	19,214		2,133	5,145
Research and development		387	1,600		115	338
Selling and marketing		579	1,440		173	329
General and administrative		1,448	1,737		619	435
Depreciation and amortization		2,291	2,282		791	727
Impairment of intangible assets and goodwill	5B	5,525	4,739		2,375	-
Other expenses (income), net	1D,4	688	-		144	213

Operating loss		9,523	7,396		3,633	906

Financial expenses (income), net	11	11,193	2,755		668	(152)

Loss before income taxes		20,716	10,151		4,301	754

Income tax benefit		(501)	(82)		(348)	(59)

Net loss		20,215	10,069		3,953	695

Less: net loss attributable to non-controlling interests		1,496	1,303		560	105
Net loss attributable to shareholders of Viewbix Inc.		18,719	8,766		3,393	590

Net loss per share – Basic and diluted attributed to shareholders:		2.42	2.09		0.32	0.12

Weighted average number of shares – Basic and diluted		7,733,899	4,203,077	(*)	10,495,719	5,101,628 (*)

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.E).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock (*)			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2025	5,296,945	3		28,482	(22,714)	5,771	1,736	7,507
Net loss	-	-		-	(18,719)	(18,719)	(1,496)	(20,215)
Shares issued in connection with the Reverse Stock Split (see note 10.E)	14	(**	)	-	-	-	-	-
Issuance of shares in connection with acquisition of a subsidiary (see note 6)	1,323,000	(**	)	5,159	-	5,159	-	5,159
Issuance of shares and warrants in connection with conversion of loans (see notes 7.E, 7.F, 7.G)	922,957	(**	)	11,072	-	11,072	-	11,072
Issuance of shares and warrants in connection with private placement (see note 10.C)	848,763	(**	)	4,023	-	4,023		4,023
Exercise of warrants (see notes 10.A, 10.B, 10.C)	2,241,213	1		2,221	-	2,222	-	2,222
Redeem of loan to parent company (see note 3)	-	-		-	(4,048)	(4,048)	-	(4,048)
Share-based compensation	37,500	(**	)	75	-	75	3	78

Balance as of September 30, 2025	10,670,392	4		51,032	(45,481)	5,555	243	5,798

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of July 1, 2025	9,399,163	4		46,607	(42,088)	4,523	803	5,326
Net loss	-	-		-	(3,393)	(3,393)	(560)	(3,953)
Issuance of shares and warrants in connection with private placement (see note 10.C)	848,763	(**	)	4,023	-	4,023		4,023
Exercise of warrants (see notes 10.B, 10.C)	422,466	(**	)	402	-	402	-	402

Balance as of September 30, 2025	10,670,392	4		51,032	(45,481)	5,555	243	5,798

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.E).

(**)	Represents an amount less than $1.

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock (*)			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2024	3,732,169	3		25,476	(10,661)	14,818	3,806	18,624
Net loss	-	-		-	(8,766)	(8,766)	(1,303)	(10,069)
Share-based compensation (see note 10.E)	-	-		12	-	12	21	33
Issuance of shares upon RSUs vesting (see note 10.E)	6,378	(**	)	-	-	-	-	-
Issuance of shares to consultants (see note 10.A)	120,000	(**	)	57	-	57	-	57
Issuance of shares and warrants in connection with short-term loan and convertible loans (see notes 7.E-7.G and 10.A)	1,168,679	(**	)	890	-	890	-	890
Issuance of shares and warrants in connection with private placement (see note 10.B)	256,875	(**	)	257	-	257	-	257
Issuance costs in connection with private placement (see note 10.B)	12,844	(**	)	(59)	-	(59)	-	(59)
Reclassification of derivative warrant liability to equity (see note 7.E)	-	-		1,833	-	1,833	-	1,833

Balance as of September 30, 2024	5,296,945	3		28,466	(19,427)	9,042	2,524	11,566

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.E).

(**)	Represents an amount less than $1.

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock (*)			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of July 1, 2024	3,965,848	3		25,905	(18,837)	7,071	2,625	9,696
Net loss	-	-		-	(590)	(590)	(105)	(695)
Share-based compensation	-	-		-	-	-	4	4
Issuance of shares upon RSUs vesting (see note 10.E)	6,378	(**	)	-	-	-	-	-
Issuance of shares to consultants (see note 10.A)	120,000	(**	)	57	-	57	-	57
Issuance of shares and warrants in connection with convertible loans (see notes 7.F, 7.G and 10.A)	935,000	(**	)	710	-	710	-	710
Issuance of shares and warrants in connection with private placement (see note 10.B)	256,875	(**	)	20	-	20	-	20
Issuance costs in connection with private placement (see note 10.B)	12,844	(**	)	(59)	-	(59)	-	(59)
Reclassification of derivative warrant liability to equity (see note 7.E)	-	-		1,833	-	1,833	-	1,833

Balance as of September 30, 2024	5,296,945	3		28,466	(19,427)	9,042	2,524	11,566

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.E).

(**)	Represents an amount less than $1.

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the nine months ended September 30,		For the three months ended September 30,
	2025	2024	2025	2024
Cash flows from Operating Activities
Net loss	20,215	10,069	3,953	695

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,291	2,282	791	727
Share-based compensation	78	90	-	61
Deferred taxes	(534)	(229)	(354)	(70)
Accrued interest, net	(2)	4	15	(30)
Interest income	(63)	(119)	-	(40)
Amortization of loan discounts	38	44	-	29
Change in the fair value of financial assets at fair value through profit or loss (see note 8)	10,121	(375)	-	(375)
Amortization of deferred debt issuance costs (see notes 7.E. 7.F, 7.G)	628	36	494	30
Impairment of intangible assets and goodwill (see note 5)	5,525	4,739	2,375	-
Equity based debt issuance costs (see note 7.E)	-	26	-	-
Loss from substantial debt terms modification (see note 7.D)	-	2,515	-	-
Loss on sale and disposal of property and equipment	-	72	-	-
Loss from termination of lease agreement	-	8	-	-

Changes in assets and liabilities items:
Decrease (increase) in accounts receivable	505	5,268	(278)	(18)
Decrease in other current assets	238	79	34	20
Increase (decrease) in accounts payable	(1,187)	(2,346)	(795)	1,173
Decrease (increase) in other payables	26	(35)	(44)	(278)

Net cash provided by (used in) operating activities	(2,551)	1,990	(1,715)	534

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

VIEWBIX INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

	For the nine months ended September 30,		For the three months ended September 30,
	2025	2024	2025	2024
Cash flows from Investing Activities
Net cash from acquisition of a subsidiary (see appendix A)	12	-	-	-

Net cash provided by investing activities	12	-	-	-

Cash flows from Financing Activities

Receipt of short-term convertible loans	630	630	-	280
Receipt of short-term bank loans	8,495	4,985	4,048	3,235
Receipt of long-term bank loan	1,562	-	1,562	-
Repayment of short-term bank loans	(9,140)	(7,717)	(5,877)	(3,006)
Repayment of long-term bank loans	(3,560)	(510)	(2,233)	(190)
Increase in loan to parent company (see note 3)	(4)	(52)	-	(18)
Proceeds from issuance of shares and warrants in connection with 2024 Private Placement (see notes 10.B)	-	257	-	20
Issuance costs in connection with 2024 Private Placement (see note 10.B)		(59)		(59)
Proceeds from issuance of shares and warrants in connection with July 2025 Private Placement, net of issuance costs (see notes 10.C)	4,023	-	4,023	-
Proceeds from exercise of warrants	2,222	-	402	-

Net cash provided by (used in) financing activities	4,228	(2,466)	1,925	262

Increase (decrease) in cash and cash equivalents and restricted cash	1,689	(476)	210	796

Cash and cash equivalents and restricted cash at beginning of period	682	1,923	2,161	651

Cash and cash equivalents and restricted cash at end of period	2,371	1,447	2,371	1,447

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	7	114	2	34
Interest paid	357	562	92	173
	364	676	94	207
Substantial non-cash activities:
Deemed extinguishment and re-issuance of debt (see note 7.D)	-	500	-	-
Termination of operating lease agreement (see note 4)	-	389	-	-
Redeem of loan to parent company	4,048	-	-	-
Conversion of loans into shares and warrants	922	-	-	-

Appendix A:

As of March 24, 2025
Consolidation of Metagramm (see note 6):
Other current assets	18
Property and equipment	106
Goodwill	5,125
Technology, net of deferred taxes	585
Customer Relations, net of deferred taxes	323
Earn-out liability	(1,010)
Consideration paid in Company’s shares	(5,159)

Balance as of March 24, 2025	(12)

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

Subsequent to the balance sheet date, on November 9, 2025, Gix Media entered into a share purchase agreement pursuant to which it sold all of the issued and outstanding share capital of Cortex (see note 13.C).

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

D. Impact of the War in Israel

In October 2023, Israel was attacked by the Hamas terrorist organization and entered a state of war on several fronts. In June 2025, following escalating threats and intelligence reports of imminent attacks, Israel conducted preemptive strikes on military and nuclear infrastructure in Iran. Iran responded with drones and missiles attacks, some of which caused civilian casualties and infrastructure damage. After 12 days of hostilities, a ceasefire between Israel and Iran was reached in June 2025. As of October 9, 2025, Israel and Hamas entered into a ceasefire agreement calling for a permanent end of the war. However, there are no assurances that such agreements will hold. As a result, while the ceasefire marks a potential shift towards stability in the region, the situation remains volatile, and the risk of broader regional escalation involving additional actors persists. As of the date of issuance of these financial statements, conflict continues in parts of the region.

In January 2024, Gix Media and Cortex filed a request with the Israeli Tax Authority (the “ITA”) to receive compensation for the decrease in revenues related to the War. In April and May 2024, Gix Media and Cortex received a total of $337 from the ITA that were recorded as a reduction of other expenses, net in the Company’s consolidated statement of operations for the nine months period ended September 30, 2024.

As the Group’s customers are mainly in the US and Europe, its operations, revenues, and profitability were indirectly affected due to recruitment of senior employees to military reserves for an extended period of time.

E. Cortex Adverse Effect

In April 2024, the Company was informed by Cortex that a significant customer of Cortex recently notified Cortex it will stop advertising on Cortex’s sites, as part of its policy decision to cease advertising on Made for Advertising (“MFA”) sites (the “Cortex Adverse Effect”). The Cortex Adverse Effect, which has materially affected Cortex’s business and operations, has occurred following certain recent developments relating to publishers that are categorized by a number of on-line advertisers as MFA, including decisions made by leading media on-line advertisers to prioritize different media categories and implement publishing restrictions in connection with MFA. Due to the Cortex Adverse Effect and additional circumstances as explained in note 5.B, the Company recorded an impairment loss of $7,675 and $5,525 in the intangible assets and goodwill related to the digital content segment as of December 31, 2024 and September 30 ,2025, respectively.

Subsequent to the balance sheet date, on November 9, 2025, Gix Media entered into a share purchase agreement pursuant to which it sold all of the issued and outstanding share capital of Cortex (see note 13.C).

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

As a result of the Uplist, the Company received during June and July 2025, aggregate gross proceeds of $2,852 in connection with a private placement and three facility agreements, consisting of $630 from the receipt of additional loans and $2,222 from the exercise of warrants (see notes 7.E, 7.F and 7.G).

H. Going Concern

From the second half of 2023 through September 30, 2025, the Company experienced a decrease in its revenues from the digital content and search segments, as a result of: the Cortex Adverse Effect (see note 1.E), a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the search segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the search segment, as a result of lack of availability of suppliers credit from such third party strategic partners. As a result of the foregoing, during the nine months ended September 30, 2025, the Company recorded an operating loss of $9,523 compared to $7,396 during the nine months ended September 30, 2024. Additionally, the Company recorded a net loss of $20,215 during the nine months ended September 30, 2025, compared to $10,069 during the nine months ended September 30, 2024. As of September 30, 2025, the Company had cash and cash equivalents of $2,165, bank loans of $2,885, accumulated deficit of $45,481 and a negative cash flow of $2,551 for the nine months ended September 30, 2025.

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

Moreover, the Company raised additional funds during 2025, significantly increasing its cash balance, as follows: (1) pursuant to the consummation of the Uplist (as described in note 1.G above), the Company received during June and July 2025, aggregate gross proceeds of $2,852 in connection with a private placement and three facility agreements, consisting of $630 from the receipt of additional loans and $2,222 from the exercise of warrants and (2) on July 14, 2025, the Company closed an additional private placement transaction with certain accredited investors, pursuant to which the Company received gross proceeds of $4.5 million (see note 10.C).

In addition, on November 5, 2025, the Company entered into a private placement transaction, subject to the satisfaction of certain closing conditions, pursuant to which the Company is expected to receive aggregate gross proceeds of approximately $3.0 million, before deducting fees and offering expenses payable by the Company (see note 13.B).

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 3: LOAN TO PARENT COMPANY

G. Recent Accounting Pronouncements (Cont.)

	As of September 30 2025	As of December 31 2024

Loan to Parent Company	$-	$3,981

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

As a result, the outstanding loan amount including accrued interest, totaling $4,048, was redeemed in full. The Redemption was recorded as an increase to the accumulated deficit in the Company’s statement of changes in shareholders equity for the nine months period ended September 30, 2025.

For the nine months ended September 30, 2025 and 2024, Gix Media recognized interest income in the amount of $63 and $119, respectively.

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

Operating lease expenses amounted to $0 and $69 for the nine months ended September 30, 2025 and 2024, respectively.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 5: GOODWILL AND INTANGIBLE ASSETS, NET

A. Composition:

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2025	465	6,234	11,008	4,579	22,286
Consolidation of Metagramm (note 6)	-	420	760	5,125	6,305
Impairment of intangible assets and goodwill	-	(881)	(1,148)	(3,496)	(5,525)
Balance as of September 30, 2025	465	5,773	10,620	6,208	23,066

Accumulated amortization:
Balance as of January 1, 2025	429	2,522	5,204	-	8,155
Amortization recognized during the period	36	751	1,452	-	2,239
Balance as of September 30, 2025	465	3,273	6,656	-	10,394

Amortized cost:
As of September 30, 2025	-	2,500	3,964	6,208	12,672

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2024	465	6,234	11,008	12,254	29,961

Impairment of goodwill	-	-	-	(7,675)	(7,675)
Balance as of December 31, 2024	465	6,234	11,008	4,579	22,286

Accumulated amortization:
Balance as of January 1, 2024	276	1,631	3,366	-	5,273

Amortization recognized during the year	153	891	1,838	-	2,882
Balance as of December 31, 2024	429	2,522	5,204	-	8,155

Amortized cost:
As of December 31, 2024	36	3,712	5,804	4,579	14,131

B. Impairment of intangible assets and goodwill:

As of September 30, 2025, the Company identified indicators of impairment of the digital content reporting unit. As a result, the Company performed an impairment test which included a quantitative analysis of the fair value of the reporting unit. The estimation of the fair value was based on indications of the consideration payable, as of September 30, 2025, in connection with the sale of Cortex (see note 13.C), whose operations are attributable to the digital content reporting unit. The Company determined that the fair value of the reporting unit was less than its carrying amount and recognized an impairment loss of $5,525. As of December 31, 2024, the Company recognized an impairment loss of $7,675 related to the digital content reporting unit.

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

In addition, the Company agreed to pay Metagramm’s shareholders cash earn-out payments on a pro rata basis of up to a cumulative sum of $2.0 million, contingent on achieving certain financing and revenue milestones within 3 years following the Closing Date (see note 10.C).

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

NOTE 6: BUSINESS COMBINATION (Cont.)

Metagramm Acquisition (Cont.)

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 7: LOANS

A. Composition of long-term loans, short-term loans, and credit lines of the Group:

The following is the composition of the balance of the Group’s loans according to their nominal value:

	Interest rate	As of September 30, 2025	As of December 31, 2024

Short-term bank loans – Gix Media	SOFR + 4.60%	323	1,138
Short-term bank loan – Cortex	SOFR + 4.35%	1,000	830
Long-term bank loan, including current maturity – Gix Media (received on October 13, 2021)	SOFR + 4.12%	-	2,564
Long-term bank loan, including current maturity – Gix Media (received on January 17, 2023)	SOFR + 5.37%	-	996
Long-term bank loan, including current maturity – Gix Media (received on July 10, 2025)	SOFR + 4.92%	1,562	-
Short-term loan – June 2024 Facility Agreement – Viewbix Inc	12%	-	342
Short-term convertible loan – June 2024 Facility Agreement – Viewbix Inc	12%	867	649
Short-term convertible loan – First July 2024 Facility Agreement – Viewbix Inc	12%	-	50
Short-term convertible loan – Second July 2024 Facility Agreement – Viewbix Inc	12%	-	80

		3,752	6,649

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

NOTE 7: LOANS (Cont.)

B. Gix Media’s Loan Agreement and short-term loans (Cont.):

On July 25, 2022, Gix Media and Leumi entered into an addendum to the Financing Agreement, according to which, Leumi will provide Gix Media with a loan of $1,500, to be withdrawn at the discretion of Gix Media no later than January 31, 2023 (the “Additional Loan”).

On January 23, 2023, Gix Media acquired an additional 10% of Cortex’s capital shares (see note 1.C) which was financed by Gix Media’s existing cash balances and by the Additional Loan received on January 17, 2023, in the amount of $1,500 to be repaid in 42 monthly payments at an annual interest rate of SOFR + 5.37%.

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

On June 13, 2024, Gix Media and Leumi entered into a third addendum to the Financing Agreement between the parties which was effective from May 15, 2024, pursuant to which, inter alia: (i) the addendum will be effective until August 31, 2024; (ii) the Company is obligated to transfer to Gix Media $600; (iii) a new covenant which replaced the previous financial covenant, requiring positive EBITDA as measured by reference to the trailing 12 months as of each quarterly balance sheet date, was implemented; (iv) all due payments of the long-term loans under the Financing Agreement were deferred to August 31, 2024 and from September 1, 2024, all due payments will be repaid as schedule until the end of the term of the long-term loans; (v) a new loan of $350 was granted to Gix Media on June 13, 2024 which was repaid in full on August 30, 2024, in addition to the Gix Media Credit Line which will remain equal to 80% of Gix Media’s accounts receivable balance and; (vi) Gix Media is obligated to perform a reduction in expenses, including reduction in human capital.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 7: LOANS (Cont.)

B. Gix Media’s Loan Agreement and short-term loans (Cont.):

Effective as of August 30, 2024, Gix Media and Leumi entered into a fourth addendum to the Financing Agreement, pursuant to which, inter alia: (i) subject to the receipt of at least $2,000 from the Company by no later than January 1, 2025, the Gix Media Credit Line will be extended until February 27, 2025 and (ii) the repayment of the outstanding principal amounts of the long-term bank loans of Gix Media under the Financing Agreement and an additional short-term loan in the amount of $160, will be deferred until December 31, 2024 and from January 1, 2025, all due payments will be repaid as schedule until the end of the term of the long-term bank loans.

On September 16, 2024, Gix Media repaid an aggregate amount of $350, consisting of the short-term bank loan in the amount of $160 and principal amounts of the long-term bank loans totaling $190. On the same date, Gix Media received a new short-term bank loan of $350 which replaced the repaid amounts. The new loan bears an annual interest rate of SOFR + 4.60% and was repaid in one single payment on January 2, 2025.

On September 19, 2024, Gix Media received a short-term loan of $75. The loan bears an annual interest rate of SOFR + 4.60% and was repaid in monthly installments of $25 over a 3-month period from October to December 2024.

As of December 31, 2024, Gix Media has drawn $788 of the Gix Media Credit Line.

On February 4, 2025, Gix Media and Leumi entered into a fifth addendum to the Financing Agreement, which was effective as of January 29, 2025, according to which, inter alia: (i) the Gix Media Credit Line was extended to March 31, 2025; (ii) the repayment the outstanding principal amounts of the long term bank loans of Gix Media under the Financing Agreement, was deferred until the actual deposit by the Company in Gix Media’s account of an investment account equal to the amounts of the deferred long term bank loans owned by Gix Media (the “Investment Amount”), which in any event shall be no later than March 31, 2025 (the “Deposit Date”); (iii) upon such Deposit Date, all deferred payments will be immediately repaid using the deposited amounts and any remaining amounts from any other sources; (iv) all remaining future due payments will be repaid as scheduled until the end of the updated terms of each long term bank loan.

On March 30, 2025, Gix Media and Leumi entered into a sixth additional addendum to the Financing Agreement, which extended the Deposit Date until May 20, 2025.

On June 18, 2025, Gix Media received a short-term loan of $1,722, bearing an annual interest rate of SOFR + 4.65%, which was repaid in a single payment on July 3, 2025.

On July 3, 2025, Gix Media received a short-term loan of $1,948, bearing an annual interest rate of SOFR + 4.65%, to be repaid in a single payment on August 4, 2025.

On July 8, 2025, Gix Media and Leumi entered into an agreement in respect of the Financing Agreement, (the “July 2025 Repayment and Financing Agreement”) according to which, inter alia: (i) the Deposit Date will be extended until October 1, 2025 (ii) Gix Media agreed to repay $2.4 million to Leumi by October 1, 2025, and (iii) subject to the full repayment of the $2.4 million, Leumi would provide a new loan equal to the then outstanding balance of the debt. The loan will be repaid in up to 24 monthly payments at an annual interest rate of Leumi’s applicable rate at the time of the granting of the loan.

In July 2025, Gix Media repaid a total of $2.4 million to Leumi in accordance with the July 2025 Repayment and Financing Agreement. As a result, the outstanding balance of the existing short-term loan of $1,948 and the long-term loans under the Financing Agreement were extinguished on July 10, 2025. On the same date, Gix Media received a new loan in the amount of $1,562 to be repaid in 24 consecutive monthly payments beginning in October 2025, at an annual interest rate of SOFR + 4.92%.

As of September 30, 2025, Gix Media has drawn $323 of the Gix Media Credit Line.

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

On February 28, 2025, Cortex and Leumi entered into an additional amendment to the Cortex Loan Agreement, pursuant to which: (i) the credit line of $1,000 for Cortex will be extended until December 12, 2025; (ii) Cortex will establish a first-ranking fixed pledge over the cash deposit held in the Cortex’s Leumi Account, up to a maximum of $100, no later than April 15, 2025, or three days following Cortex’s receipt of its expected tax refund, whichever occurs first. This deposit may be released upon Cortex’s submission of a financial report demonstrating two consecutive quarters of positive EBITDA, with a minimum of $75 per quarter.

As of September 30, 2025, Cortex has drawn $1,000 of the Cortex Credit Line.

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

The terms of the 2023 Loan were substantially amended on June 18, 2024, by the June 2024 Facility Agreement (see note 7.E). These amendments represented a substantial modification in accordance with ASC Topic 470. Accordingly, the terms modification was accounted for as an extinguishment of the original financial liability and the initial recognition of new financial instruments issued at their fair value as of the effective date of the June 2024 Facility Agreement. As a result of the substantial modification of terms, the Company recognized finance expense of $2,515 for the nine months period ended September 30, 2024.

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

In July 2024, following the closing of the 2024 Private Placement (as defined in note 10.B), the exercise price of the June 2024 Lead Lender Fee Warrants was adjusted to $0.472, which is equal to the effective price per share of common stock in the 2024 Private Placement, and the number of shares of common stock issuable upon the exercise of the June 2024 Lead Lender Fee Warrants was also adjusted to a total of 5,296,610 shares, such that the adjusted exercise price and number of warrants issued is equal to an aggregate amount of $2.5 million.

The conversion related features of the June 2024 Facility Agreement were bifurcated from their host debt contract and recognized as liabilities measured at fair value at each balance sheet date. Loans received in connection with the June 2024 Facility Agreement were initially recorded at their fair value and subsequently measured at cost. The shares and warrants issued as prepayment of interest and as commission to the June 2024 Lead Lender were initially recognized at fair value and classified in equity.

The June 2024 Lead Lender Fee Warrants were initially recognized in fair value at the amount of $1,833 and classified as a liability measured at fair value at each balance sheet date. Following the closing of the 2024 Private Placement (see note 10.B) and the adjustments made to the number of shares in the June 2024 Lead Lender Fee Warrants as part of the June 2024 Facility Agreement, the June 2024 Lead Lender Fee Warrants were reclassified to equity.

On June 5, 2025, upon completion of the Uplist, the Company drew additional $500 of the Total Credit Facility Amount which was recorded as a short-term convertible loan. In addition, immediately following the Uplist, $663 of the Total Credit Facility Amount was converted into units, which included 662,957 shares of common stock and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share for a three-year period from the Uplist Date. The warrants were recorded at fair value and were classified as equity.

During June and July 2025, out of 896,636 warrants granted under the June 2024 Facility Agreement, 722,495 warrants were exercised into 722,495 shares of common stock. The Company received total proceeds of $722 upon exercise of the warrants.

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

The First July 2024 Facility Agreement will remain available until the earliest of: (a)(1) full utilization of the First July 2024 Facility Loan Amount, (a)(2) after 36 months from the date of the First July 2024 Facility Agreement, and (b) upon such date that the Company completes a $2.0 million financing transaction (the “First July 2024 Facility Term”). In the event the First July 2024 Facility Term lapses, the First July 2024 Facility Loan Amount will be repaid to the lender immediately (see note 10.C).

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

The conversion related features of the First July 2024 Facility Agreement were bifurcated from their host debt contract and recognized as liabilities measured at fair value at each balance sheet date.

In connection with the First July 2024 Facility Agreement, the Company incurred deferred debt issuance costs, which consisted of a one-time fee to the lender of the First July 2024 Facility Agreement, an annual advance interest payment and other additional direct costs. The deferred debt issuance costs were recorded in other current assets in the Company’s balance sheet and were amortized as financial expense over the term of the First July 2024 Facility Agreement. Deferred debt issuance costs amounted to $315 as of December 31, 2024, and were fully amortized during the nine months ended September 30, 2025, following the termination of the First July 2024 Facility Agreement (see note 10.C).

Under the terms of the First July 2024 Facility Agreement, the Company received in July 2024 a loan of $50 which was recorded as a short-term convertible loan. The fair value of this loan was substantially the same as the amount received. Warrants associated with the First July 2024 Facility Agreement were measured at fair value and recorded as equity.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 7: LOANS (Cont.)

F. First July 2024 Facility Agreement (Cont.)

On the Uplist Date, the Company drew additional $50 of the First July 2024 Facility Loan Amount. In addition, immediately following the Uplist Date, $100 of the First July 2024 Facility Loan Amount was converted into units, which included 100,000 shares of common stock and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share for a three-year period from the Uplist Date. The warrants were recorded at fair value and were classified as equity.

During June 2025, all 650,000 warrants granted under the First July 2024 Facility Agreement were exercised into 650,000 shares of common stock. The Company received total proceeds of $650 upon exercise of the warrants.

On July 14, 2025, following the closing of the July 2025 Private Placement and the proceeds received by the Company (see note 10.C), the First July 2024 Facility Agreement was terminated.

G. Second July 2024 Facility Agreement

On July 28, 2024, the Company entered into a credit line agreement with certain lenders (the “Second July 2024 Facility Agreement”) for a total amount of $3.0 million (the “Second July 2024 Facility Loan Amount”).

The Second July 2024 Facility Loan Amount will remain available until the earliest of: (a) (1) full utilization of the Second July 2024 Facility Loan Amount, (a)(2) after 40 months from the date of Second July 2024 Facility Agreement, and (b) upon such date that the Company completes a $2.5 million financing transaction.

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

The conversion related features of the Second July 2024 Facility Agreement were bifurcated from their host debt contract and recognized as liabilities measured at fair value at each balance sheet date.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 7: LOANS (Cont.)

G. Second July 2024 Facility Agreement (Cont.)

In connection with the Second July 2024 Facility Agreement, the Company incurred deferred debt issuance costs, which consisted of a one-time fee to the lenders of the Second July 2024 Facility Agreement, an annual advance interest payment and other additional direct costs. The deferred debt issuance costs were recorded in other current assets in the Company’s balance sheet and were amortized as financial expense over the term of the Second July 2024 Facility Agreement. Deferred debt issuance costs amounted to $302 as of December 31, 2024, and were fully amortized during the nine months ended September 30, 2025, following the termination of the Second July 2024 Facility Agreement (see note 10.C).

Under the terms of the Second July 2024 Facility Agreement, the Company received in July 2024 a loan of $80 which was recorded as a short-term convertible loan. The fair value of this loan was substantially the same as the amount received. Warrants associated with the Second July 2024 Facility Agreement were measured at fair value and recorded as equity.

On the Uplist Date, the Company drew additional $80 of the Second July 2024 Facility Loan Amount. In addition, immediately following the Uplist Date, $160 of the Second July 2024 Facility Loan Amount was converted into units, which included 160,000 shares of common stock and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share for a three-year period from the Uplist Date. The warrants were recorded at fair value and were classified as equity.

During June 2025, all 520,000 warrants granted under the Second July 2024 Facility Agreement were exercised into 520,000 shares of common stock. The Company received total proceeds of $520 upon exercise of the warrants.

On July 14, 2025, following the closing of the July 2025 Private Placement and the proceeds received by the Company (see note 10.C), the Second July 2024 Facility Agreement was terminated.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 8: FINANCIAL INSTRUMENTS AT FAIR VALUE

Financial instruments:

The Company has financial instruments measured at level 3 arising from the June 2024 Facility Agreement, the First July 2024 Facility Agreement and the Second July 2024 Facility Agreement (see notes 7.E, 7.F, 7.G). Embedded derivatives were identified and recognized at fair value upon initial recognition of each of the financial instruments and measured at fair value at each balance sheet date.

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

The following table presents the financial instruments that were measured at fair value through profit or loss:

Embedded derivatives
Balance as of January 1, 2025	29
Net changes at fair value recognized through profit or loss	10,121
Embedded derivatives converted to equity	(10,150)
Balance as of September 30, 2025	-

Embedded derivatives
Balance as of January 1, 2024	-
Embedded derivatives recorded in connection with the June 2024 Facility Agreement, the First July 2024 Facility Agreement and the Second July 2024 Facility Agreement	40
Warrants issued to the June 2024 Lead Lender (see note 7.E)	1,833
Reclassification of derivative warrant liability into equity (see note 7.E)	(1,833)
Net changes at fair value recognized through profit or loss	(11)
Balance as of December 31, 2024	29

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

Subsequent to the balance sheet date, in connection with sale of Cortex in November 2025 (see note 13.C), Gix Media provided Leumi a lien on the consideration received in the form of shares and Leumi released its lien on the shares of Cortex sold by Gix Media.

Gix Media’s restricted deposits in the amount of $34 as of September 30, 2025, are held as a security in respect of credit cards and its leased offices. Cortex has restricted deposits in the amount of $172 as of September 30, 2025, of which $150 was pledged to meet financial covenants under Cortex’s Loan Agreement (see note 7.C) and the remaining amount is held as security for credit cards and its leased offices.

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

On June 18, 2024, as part of the June 2024 Facility Agreement, the Company issued to the June 2024 Lenders 233,679 shares of common stock and 233,679 warrants to purchase such number of shares of common stock with an exercise price of $1.00 per share. In addition, the Company issued to the June 2024 Lead Lender a warrant to purchase 625,000 shares of common stock with an exercise price of $4.00 per share, representing an aggregate exercise amount of $2.5 million (see note 7.E).In July 2024, following the closing of the 2024 Private Placement (as defined in note 10.B), the exercise price of the June 2024 Lead Lender Fee Warrants was adjusted to $0.472, which is equal to the effective price per share of common stock in the 2024 Private Placement, and the number of shares of common stock issuable upon the exercise of the June 2024 Lead Lender Fee Warrants was also adjusted to a total of 5,296,610 shares, such that the adjusted exercise price and number of warrants issued is equal to an aggregate amount of $2.5 million.

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

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 10: SHAREHOLDERS’ EQUITY (Cont.)

A. Shares of Common Stock (Cont.)

On July 14, 2024 and July 25, 2024, the Company entered into consulting agreements with certain consultants (the “Consultants”) pursuant to which the Consultants agreed to provide certain services to the Company in connection with the Uplist (as defined in note 1.G). In consideration with the Consultants’ services, the Company issued to the Consultants 120,000 shares of common stock in July 2024. The Company recorded a share-based compensation expense of $57 in other expenses in connection with the issuance of shares to the Consultants.

On July 28, 2024, as part of the Second July 2024 Facility Agreement, the Company issued to the lenders of the Second July 2024 Facility Agreement 510,000 shares of common stock and 360,000 warrants to purchase such number of shares of common stock with an exercise price of $1.00 per share (see note 7.G).

On March 24, 2025, the Company entered into the 2025 SEA with Metagramm and all of the shareholders of Metagramm, pursuant to which the Company issued to Metagramm’s shareholders 1,323,000 of the Company’s shares representing 19.99% of its issued and outstanding share capital in exchange for 100% of Metagramm’s issued and outstanding share capital (see note 6).

On June 5, 2025, following the Uplist and as part of the June 2024 Facility Agreement, $663 of the Total Credit Facility Amount was converted into an aggregate of 662,957 shares of common stock of the Company and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share. In addition, during June and July 2025, out of 896,636 warrants granted under the June 2024 Facility Agreement, 722,495 warrants were exercised into 722,495 shares of common stock (see note 7.E).

On June 5, 2025, following the Uplist as part of the First July 2024 Facility Agreement, $100 of the First July 2024 Facility Loan Amount was converted into an aggregate of 100,000 shares of common stock of the Company and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share. In addition, during June 2025, all 650,000 warrants granted under the First July 2024 Facility Agreement were exercised into 650,000 shares of common stock (see note 7.F).

On June 5, 2025, following the Uplist as part of the Second July 2024 Facility Agreement, $160 of the Second July 2024 Facility Loan Amount was converted into an aggregate of 160,000 shares of common stock of the Company and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share. In addition, during June 2025, all 520,000 warrants granted under the Second July 2024 Facility Agreement were exercised into 520,000 shares of common stock (see note 7.G).

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 10: SHAREHOLDERS’ EQUITY (Cont.)

B. 2024 Private Placement

On July 3, 2024, the Company entered into a definitive securities purchase agreement with a certain investor (the “Lead Investor”) for the purchase and sale in a private placement (the “2024 Private Placement”) of units consisting of (i) 256,875 shares of the Company’s common stock at a purchase price of $1.00 per share and (ii) 385,332 warrants to purchase 385,332 shares of the Company’s common stock (the “PIPE Warrants”) to the Lead Investor and other investors acceptable to the Lead Investor and the Company. The PIPE Warrants are exercisable upon issuance at an exercise price of $1.00 per share and have a three-year term from the issuance date. In addition, the PIPE Warrants are subject to an automatic exercise provision in the event that the Company’s shares of common stock are approved for listing on the Nasdaq Capital Market.

The aggregate gross proceeds received by the Company from the 2024 Private Placement were $257, of which $237 received in June 2024 and the $20 remaining received in July 2024.

Upon the closing of the 2024 Private Placement, the Company agreed to pay the Lead Investor: (1) $10 for actual and documented fees and expenses incurred and, (2) a commission consisting of (i) a cash fee of $13 and (ii) 12,844 shares of the Company’s common stock.

The Company incurred share issuance costs of $65 ($59 in cash and $6 in shares of common stock) which were recognized as a reduction of additional paid-in capital.

In July 2024, the Company issued 269,719 shares of common stock and 385,332 warrants in connection with the 2024 Private Placement.

Following the Uplist Date, out of 385,332 warrants granted under the 2024 Private Placement, 328,142 warrants were exercised during June and July 2025 into 328,142 shares of common stock. The Company received total proceeds of $328 upon exercise of the warrants.

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

The July 2025 Private Placement closed on July 14, 2025. The aggregate gross proceeds received by the Company on the closing date were $4,500. The Company incurred share issuance costs of $477 which were recognized as a reduction of additional paid-in capital.

In connection with the closing of the July 2025 Private Placement and the related proceeds, the First July 2024 Facility Agreement and the Second July 2024 Facility Agreement were terminated. In addition, the shareholders of Metagramm became entitled to partial earn-out payments on a pro rata basis pursuant to the 2025 SEA (see note 6).

On September 5, 2025, 20,576 pre-funded warrants were exercised into 20,576 shares of common stock.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 10: SHAREHOLDERS’ EQUITY (Cont.)

D. Warrants:

The following table summarizes information of outstanding warrants as of September 30, 2025:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	32,584	July 2029	53.76	32,584
Class K Warrants	32,584	July 2029	89.60	32,584
2023 Warrants (see note 7.D)	120,000	December 2025	2.00	120,000
June 2024 Facility Agreement Warrants (see note 7.E)	174,141	June 2027	1.00	174,141
June 2024 Lead Lender Fee Warrants (see note 7.E)	5,296,610	June 2027	0.472	5,296,610
2024 PIPE Warrants (see note 10.B)	57,190	July 2027	1.00	57,190
2025 July Private Placement - pre-funded warrants (see note 10.C)	56,584	Until exercised in full	0.00	56,584
2025 July Private Placement – common warrants (see note 10.C)	925,923	January 2031	4.74	925,923

The following table summarizes the activity in outstanding warrants during the nine-months period ended September 30, 2025:

	Warrants outstanding as of January 1, 2025	Warrants granted	Warrants Exercised	Warrants outstanding as of September 30, 2025

Class J Warrants	32,584	-	-	32,584
Class K Warrants	32,584	-	-	32,584
2023 Warrants (see note 7.D)	120,000	-	-	120,000
June 2024 Facility Agreement Warrants (see note 7.E)	233,679	662,957	(722,495)	174,141
June 2024 Lead Lender Fee Warrants (see note 7.E)	5,296,610	-	-	5,296,610
First July 2024 Facility Warrants (see note 7.F)	550,000	100,000	(650,000)	-
Second July 2024 Facility Warrants (see note 7.G)	360,000	160,000	(520,000)	-
2024 PIPE Warrants (see note 10.B)	385,332	-	(328,142)	57,190
2025 July Private Placement - pre-funded warrants (see note 10.C)	-	77,160	(20,576)	56,584
2025 July Private Placement – common warrants (see note 10.C)	-	925,923	-	925,923

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 10: SHAREHOLDERS’ EQUITY (Cont.)

E. Reverse Stock Split:

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

NOTE 11: FINANCIAL EXPENSES, NET

	For the nine months ended September 30,		For the three months ended September 30,
	2025	2024	2025	2024
Financial expenses (income):

Bank fees	29	64	7	20
Exchange rate differences	52	(7)	1	42
Interest expense on bank loans	324	548	81	142
Loss from substantial debt terms modification (see note 7.D)	-	2,515	-	-
Change in the fair value of financial assets at fair value through profit or loss (see note 8)	10,121	(375)	-	(375)
Interest income on loans to Parent Company	(63)	(119)	-	(40)
Amortization of deferred debt issuance costs	628	36	494	30
Amortization of loan discounts	38	44	-	29
Other	64	49	85	-
Financial expenses (income), net	11,193	2,755	668	(152)

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

Digital content segment- the digital content segment is engaged in the creation and editing of content, in different languages, for different target audiences, for the purposes of generating revenues from leading advertising platforms, including Google, Facebook, Yahoo and Apple, by utilizing such content to obtain internet user traffic for its customers. The digital content segment activity is conducted by Cortex. Subsequent to the balance sheet date, in November, 2025, Gix Media sold all of its holdings in Cortex (see note 13.C).

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

The chief executive officer, who is the Company’s chief operating decision maker (“CODM”), assesses performance for these segments and decides how to allocate resources based the segments’ operating income or loss and income or loss before tax. Segments’ assets and liabilities are not reviewed by the CODM and therefore were not reflected in the segment reporting. The significant expense categories comprising segments profit and loss regularly reviewed by the CODM for the periods ended September 30, 2025 and 2024 are set forth in the tables below.

The substantial amount of non-current assets is derived from Israel and the substantial amount of revenues is derived from United States.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 12: SEGMENT REPORTING (Cont.)

Segments revenues and operating results:

	For the nine months ended September 30, 2025
	Search segment	Digital content segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	1,225	6,486	20		7,731
Inter segment revenues	-	(55)	55		-
Total revenues	1,225	6,431	75		7,731
Traffic-acquisition and related costs	188	6,093	55		6,336
Research and development expenses	57	330	-		387
Sales and marketing expenses	76	503	-		579
General and administrative expenses	191	258	999		1,448
Depreciation and amortization	-	-	2,291		2,291
Impairment of intangible assets and goodwill	-	-	5,525		5,525
Other expenses, net	-	-	688		688
Segment operating income (loss)	713	(753)	(9,483)		(9,523)
Financial expenses, net	(160)	(20)	(11,013	) (*)	(11,193)
Segment income (loss), before income taxes	553	(773)	(20,496)		(20,716)

	For the nine months ended September 30, 2024
	Search segment	Digital content segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	4,376	19,240	-		23,616
Inter segment revenues	-	183	(183)		-
Total revenues	4,376	19,423	(183)		23,616
Traffic-acquisition and related costs	1,830	17,567	(183)		19,214
Research and development expenses	762	827	11		1,600
Sales and marketing expenses	281	1,155	4		1,440
General and administrative expenses	455	297	985		1,737
Depreciation and amortization	-	-	2,282		2,282
Goodwill Impairment	-	-	4,739		4,739
Other expenses (income), net	(5)	(237)	242		-
Segment operating income (loss)	1,053	(186)	(8,263)		(7,396)
Financial expenses, net	(21)	(131)	(2,603	) (**)	(2,755)
Segment income (loss), before income taxes	1,032	(317)	(10,866)		(10,151)

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 12: SEGMENT REPORTING (Cont.)

Segments revenues and operating results (Cont.):

	For the three months ended September 30, 2025
	Search segment	Digital content segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	342	2,371	4		2,717
Inter segment revenues	-	(55)	55		-
Total revenues	342	2,316	59		2,717
Traffic-acquisition and related costs	4	2,074	55		2,133
Research and development expenses	21	94	-		115
Sales and marketing expenses	26	147	-		173
General and administrative expenses	46	184	389		619
Depreciation and amortization	-	-	791		791
Impairment of intangible assets and goodwill	-	-	2,375		2,375
Other expenses, net	-	-	144		144
Segment operating income (loss)	245	(183)	(3,695)		(3,633)
Financial expenses, net	(120)	(23)	(525	) (*)	(668)
Segment income (loss), before income taxes	125	(206)	(4,220)		(4,301)

	For the three months ended September 30, 2024
	Search segment	Digital content segment	Adjustments and eliminations (See below)	Total

Revenues from external customers	789	5,492	-	6,281
Inter segment revenues	-	183	(183)	-
Total revenues	789	5,675	(183)	6,281
Traffic-acquisition and related costs	215	5,113	(183)	5,145
Research and development expenses	85	246	7	338
Sales and marketing expenses	38	288	3	329
General and administrative expenses	116	15	304	435
Depreciation and amortization	-	-	727	727
Other expenses, net	-	-	213	213
Segment operating income (loss)	335	13	(1,254)	(906)
Financial income (expenses), net	(11)	(57)	220 (*)	152
Segment income (loss), before income taxes	324	(44)	(1,034)	(754)

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 12: SEGMENT REPORTING (Cont.)

A. Segments revenues and operating results (Cont.):

The “adjustments and eliminations” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

	For the nine months ended September 30, 2025	For the three months ended September 30, 2025

Depreciation and amortization expenses not attributable to segments (***)	(2,291)	(791)
Revenues, research and development expenses, sales and marketing expenses, general and administrative expenses and other expenses, net not attributable to the segments (****)	(1,667)	(529)
Impairment of intangible assets and goodwill	(5,525)	(2,375)
	(9,483)	(3,695)

	For the nine months ended September 30, 2024	For the three months ended September 30, 2024

Depreciation and amortization expenses not attributable to segments (***)	(2,282)	(727)
Research and development expenses, sales and marketing expenses, general and administrative expenses and other expenses, net not attributable to the segments (****)	(1,242)	(527)
Goodwill Impairment	(4,739)	-
	(8,263)	(1,254)

(*)	Mainly consist of financial expenses arising from changes in the fair value of financial assets measured at fair value through profit or loss (see note 8).

(**)	Mainly consist of financial expenses from substantial debt terms modification loss and interest expenses on bank loans in connection with the Financing Agreement (see notes 7.B, 7.D).

(***)	Mainly consist of technology and customer relations amortization costs from business combinations.

(****)	Mainly consist of general and administrative expenses such as salary and related expenses and professional consulting expenses.

VIEWBIX INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 13: SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2025 through November 14, 2025, the date of issuance of these financial statements:

A.

On November 5, 2025, the Company entered into a non-binding term sheet with Quantum X Labs Ltd. (“Quantum”) and all of the shareholders of Quantum (the “Quantum Shareholders”) with respect to a strategic transaction to acquire 100% of Quantum’s issued and outstanding share capital on a fully diluted and post-closing basis. On November 13, 2025, the Company entered into a new non-binding term sheet (the “Term Sheet”) with Quantum and the Quantum Shareholders pursuant to which the Company will acquire 100% of Quantum’s issued and outstanding share capital (the “Quantum Acquisition”) on a fully diluted and post-closing basis in exchange for the issuance of 40% of the Company’s issued and outstanding capital stock, including the shares of the Company’s common stock, to be issued by the Company pursuant to the Private Placement Offering (see note 13.B), on post-closing basis of the Quantum Acquisition and the Private Placement Offering consisting of (i) shares of the Company’s common stock representing 19.99% of the Company’s issued and outstanding capital stock (the “Exchange Shares”), including the Private Placement Shares (see note 13.B) issued in the Private Placement Offering, and (ii) pre-funded warrants to purchase shares of the Company’s common stock representing 40.0% less the Exchange Shares (the “Exchange Pre-Funded Warrants” and together with the Exchange Shares, the “Viewbix Exchange Securities”).

In addition, pursuant to the Term Sheet, the Company may issue additional shares of the Company’s common stock and/or pre-funded warrants to purchase shares of common stock (collectively, the “Earn Out Securities”), which shall not represent in the aggregate more than 65% of the Company’s issued and outstanding capital stock, including the Viewbix Exchange Securities and the Private Placement Shares issued in the Private Placement Offering, on a post-closing basis, upon the achievement of certain milestones as follows: (i) the issuance of a number of Earn-Out Securities equal to 6% of the Company’s issued and outstanding capital stock on a post-closing basis if Quantum completes the first phase of developing its prototype and either enters into a binding collaboration agreement with a recognized quantum hardware provider or files a patent with a recognized patent authority within 18 months from the closing date of the Quantum Acquisition (the “Closing Date”), (ii) the issuance of a number of Earn-Out Securities equal to an additional 8% of the Company’s issued and outstanding capital stock on a post-closing basis if Quantum completes the second phase of developing its prototype and either completes a technical validation report from a recognized design partner confirming successful beta performance or files an additional patent with a recognized patent authority within 30 months of the Closing Date; and (iii) the issuance of a number of Earn-Out Securities equal to an additional 11% of the Company’s issued and outstanding capital stock on a post-closing basis if Quantum reaches beta testing of its platform with partners and/or files an additional patent with a recognized patent authority within 36 months of the Closing Date.

The completion of the Quantum Acquisition and the issuance of Viewbix Exchange Securities is subject to final due diligence, the execution of definitive agreements, regulatory approvals, the approval of the Company’s stockholders in accordance with applicable rules or regulations of the Nasdaq Stock Market LLC and customary closing conditions.

B.

On November 5, 2025, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company agreed to sell and issue in a private placement (the “Private Placement Offering”) an aggregate of 800,000 shares of common stock (the “Private Placement Shares”) or pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants”) in lieu of the Private Placement Shares. Each Private Placement Share and Pre-Funded Warrant will be sold together with a number of warrants equal to the aggregate number of Private Placement Shares and Pre-Funded Warrants sold in the Private Placement Offering, or in total warrants to purchase up to an aggregate of 800,000 shares of common stock (the “Common Warrants” and together with the Pre-Funded Warrants, the “Warrants”, and the Warrants together with the Private Placement Shares, the “Securities”), at a combined purchase price of $3.75 per Private Placement Share and accompanying Common Warrant and $3.7499 per Pre-Funded Warrant and accompanying Common Warrant.

The Private Placement Offering and the issuance of the Securities is expected to close during December 2025, subject to the satisfaction of customary closing conditions, receipt of the Stockholder Approval (as defined in note 13.A) and the execution of definitive agreements related to the Quantum Acquisition (as defined in note 13.A).

The Pre-Funded Warrants will be immediately exercisable upon issuance at an exercise price of $0.0001 per share and will not expire until exercised in full. The Common Warrants will be immediately exercisable upon issuance at an exercise price of $5.625 per share, subject to beneficial ownership limitations as defined in the Private Placement Offering, and will expire five years from the issuance date. The Common Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares of common stock underlying the Common Warrants.

In connection with the Private Placement Offering, the Company also entered into an advisory agreement with L.I.A. Pure Capital Ltd. (the “Advisor”) pursuant to which the Company agreed to pay a commission to the Advisor of (i) a cash fee of $150 and (ii) a warrant to purchase 40,000 shares of the Company’s common stock (the “Advisor Warrant”). Payment of the commission is conditioned upon the closing of the Private Placement Offering. The Advisor Warrant will have the same terms as the Common Warrants issued in the Private Placement Offering. In addition, in connection with the closing of the Private Placement Offering, the Company will repay the outstanding loan balance including accrued interest, in the amount of $530 as of November 5, 2025, owed to the Advisor pursuant to the June 2024 Facility Agreement (see note 7.E).

Aggregate gross proceeds to the Company in respect of the Private Placement Offering are expected to be approximately $3.0 million, before deducting fees payable to the Advisor and other offering expenses payable by the Company.

C.

On November 9, 2025 (the “Closing Date”), Gix Media, Cortex, and certain founders of Cortex entered into a share purchase agreement (the “Cortex Sale Agreement”) with Pro Sportority (Israel) Ltd. (the “Purchaser”), a subsidiary of Minute Media Inc. (the “Parent”). Pursuant to the Cortex Sale Agreement, the Purchaser acquired from Gix Media all of its holdings in Cortex, representing 80% of Cortex’s issued and outstanding share capital.

The aggregate consideration paid to Gix Media was $800,000, consisting of (i) $200,000 in cash, and (ii) $600,000 in the form of 5,161 newly issued Preferred J Shares of the Parent (the “Parent Shares”), the most senior class of preferred shares of the Parent.

The Parent retains a call option to repurchase the Parent Shares from Gix Media under certain conditions, including insolvency or a change of control of Gix Media. In addition, Gix Media is subject to a two-year non-compete and non-solicitation covenant following the Closing Date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of September 30, 2025 and 2024, and the related statements of statement operation, statement of changes in shareholders’ equity and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

● our subsidiaries’ future performance, including our ability to instill potential measures to assist Gix Media in mitigating future economic harm;

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

The Company, through its subsidiary, Gix Media Ltd. (“Gix Media”), is focused on digital advertising operations for ad search (the “Search Platform”). Gix Media develops and markets a variety of technological software solutions that automate, optimize and monetize online campaigns. These technological tools enable advertisers and website owners to earn more from their advertising campaigns and generate additional profits from their sites. Through the Search Platform, the Company provides services to leading search engines worldwide (“Search Engines”) by developing, marketing and distributing software products to internet users. The operations and activity on this platform are powered by Gix Media.

As of September 30, 2025, in addition to Gix Media’s Search Platform, the Company, through a previous majority-owned subsidiary of Gix Media, Cortex Media Group Ltd. (“Cortex”), operated a digital content platform, which produced engaging content and marketing material in various languages to various target audiences, in order to generate revenues from advertisements displayed together with the content, which are posted on digital content, marketing and advertising platforms. Following the Cortex Sale (as defined below), the Company only operates the Search Platform. For additional information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Sale of Cortex” below.

In addition, the Company, through its subsidiary, Metagramm Software Ltd. (“Metagramm”), is focused on artificial intelligence (AI) and natural language processing (NLP) communication-based solutions. Metagramm specializes in developing advanced writing assistance tools that leverage artificial intelligence, machine learning and natural language processing technologies. Metagramm’s main product, “Bubbl” is a writing tool designed to provide personalized and customized text tailored to the user’s unique expression and can translate various languages into English. Metagramm licenses its products on a subscription basis to businesses and individual customers.

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

Gix Media provides user traffic referral services to Search Engines through the referral of traffic of browsers who engage content generated by Gix Media, or the “Seach to Search” model. These ads are displayed on the Search Engines’ result pages (SERP) that are purchased by the Company from other Search Engines (such as Yahoo, Bing / Microsoft Ads and Google). When such user clicks on these search ads, Gix Media refers the user to a paid offering from a Search Engine which contains ads that are related to the initial ad made by Gix media (the Company buys ad space from Search Engines and sell them to other search ads while profiting from the price difference).

Recent Developments

Sale of Cortex

On November 9, 2025, Gix Media, a wholly-owned subsidiary of the Company, Cortex, and certain founders of Cortex (the “Founders”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Pro Sportority (Israel) Ltd. (the “Purchaser”), a subsidiary of Minute Media Inc. (the “Parent”).

Pursuant to the Purchase Agreement, the Purchaser agreed to acquire from Gix Media all of the issued and outstanding share capital of Cortex held by Gix Media, constituting 80% of Cortex’s issued and outstanding share capital, and, together with similar agreements entered into with the other shareholders of Cortex and the cancellation of all outstanding options, warrants, and other convertible securities of the Cortex, will result in the Purchaser owning 100% of Cortex’s issued and outstanding share capital on a fully diluted basis (the “Cortex Sale”). The Cortex Sale was signed and closed on November 9, 2025 (the “Closing”). As a result, Cortex became a wholly-owned subsidiary of the Purchaser.

The aggregate consideration payable to Gix Media is $800,000, consisting of (i) $200,000 in cash, and (ii) $600,000 in the form of 5,161 newly issued Preferred J Shares of the Parent (the “Parent Shares”), the most senior class of preferred shares of the Parent. The consideration is subject to customary tax withholding provisions and delivery mechanics as set forth in the Purchase Agreement. The Parent retains a call option to repurchase the Parent Shares from Gix Media under certain conditions, including insolvency or a change of control of Gix Media.

Gix Media is subject to a two-year non-compete and non-solicitation covenant following the Closing.

Non-Binding Termsheet for Acquisition

On November 5, 2025, Viewbix Inc. (the “Company”) announced that it entered into a non-binding term sheet with Quantum X Labs Ltd., an Israeli company (“Quantum”), a cutting-edge quantum computing and AI company focusing on advancing technologies in quantum algorithmics and quantum physics, and all of the shareholders of Quantum (the “Quantum Shareholders”) with respect to a strategic transaction to acquire 100% of Quantum’s issued and outstanding share capital on a fully diluted and post-closing basis. On November 13, 2025, the Company entered into a new non-binding term sheet (the “Term Sheet”) with Quantum and the Quantum Shareholders pursuant to which the Company would acquire (the “Quantum Acquisition”) 100% of Quantum’s issued and outstanding share capital on a fully diluted and post-closing basis in exchange for the issuance of 40.0% of the Company’s issued and outstanding capital stock, including the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to be issued by the Company pursuant to the securities purchase agreement, dated November 5, 2025, between the Company and each purchaser identified on the signature pages thereto (the “Private Placement Shares” and the “Private Placement Offering”), on post-closing basis of the Quantum Acquisition and the Private Placement Offering consisting of (i) shares of the Company’s Common Stock representing 19.99% of the Company’s issued and outstanding capital stock (the “Exchange Shares), including the Private Placement Shares issued in the Private Placement Offering, and (ii) pre-funded warrants to purchase shares of Common Stock representing the balance of the 40.0% less the Exchange Shares (the “Exchange Pre-Funded Warrants” and together with the Exchange Shares, the “Viewbix Exchange Securities”).

In addition, pursuant to the Term Sheet, the Company may issue additional shares of the Company’s Common Stock and/or pre-funded warrants to purchase shares of Common Stock (collectively, the “Earn Out Securities”), which shall not represent in the aggregate more than 65.0% of the Company’s issued and outstanding capital stock, including the Viewbix Exchange Securities and the Private Placement Shares issued in the Private Placement Offering, on a post-closing basis, upon the achievement of certain milestones as follows: (i) the issuance of a number of Earn-Out Securities equal to 6% of the Company’s issued and outstanding capital stock on a post-closing basis if Quantum completes the first phase of developing its prototype and either enters into a binding collaboration agreement with a recognized quantum hardware provider or files a patent with a recognized patent authority within 18 months from the closing date of the Quantum Acquisition (the “Closing Date”), (ii) the issuance of a number of Earn-Out Securities equal to an additional 8% of the Company’s issued and outstanding capital stock on a post-closing basis if Quantum completes the second phase of developing its prototype and either completes a technical validation report from a recognized design partner confirming successful beta performance or files an additional patent with a recognized patent authority within 30 months of the Closing Date; and (iii) the issuance of a number of Earn-Out Securities equal to an additional 11% of the Company’s issued and outstanding capital stock on a post-closing basis if Quantum reaches beta testing of its platform with partners and/or files an additional patent with a recognized patent authority within 36 months of the Closing Date.

The completion of the Quantum Acquisition and the issuance of Viewbix Exchange Securities is subject to final due diligence, the execution of definitive agreements, regulatory approvals, the approval of the Company’s stockholders in accordance with applicable rules or regulations of the Nasdaq Stock Market LLC and customary closing conditions.

November 2025 Private Placement

On November 5, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors pursuant to which the Company agreed to sell and issue in a private placement (the “Private Placement Offering”) an aggregate of 800,000 shares of common stock (the “Private Placement Shares”) or pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants”) in lieu of the Private Placement Shares. Each Private Placement Share and Pre-Funded Warrant will be sold together with a number of warrants equal to the aggregate number of Private Placement Shares and Pre-Funded Warrants sold in the Private Placement Offering, or in total warrants to purchase up to an aggregate of 800,000 shares of common stock (the “Common Warrants” and together with the Pre-Funded Warrants, the “Warrants”, and the Warrants together with the Private Placement Shares, the “Securities”), at a combined purchase price of $3.75 per Private Placement Share and accompanying Common Warrant and $3.7499 per Pre-Funded Warrant and accompanying Common Warrant.

The Private Placement Offering and the issuance of the Securities is expected to close during December 2025, subject to the satisfaction of customary closing conditions, receipt of the Stockholder Approval and the execution of definitive agreements related to the Quantum Acquisition. The Private Placement Offering was made without an underwriter, placement agent, broker, or dealer.

The Pre-Funded Warrants will be immediately exercisable upon issuance at an exercise price of $0.0001 per share and will not expire until exercised in full. The Common Warrants will be immediately exercisable upon issuance at an exercise price of $5.625 per share, subject to adjustment as set forth therein, and will expire five years from the issuance date. The Common Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares of common stock underlying the Common Warrants. A holder of the Warrants will not have the right to exercise any portion of its Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates or any other persons whose beneficial ownership of shares of common stock would be aggregated with the holder’s or any of the holder’s affiliates), would beneficially own shares of common stock in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

In connection with the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each investor. Pursuant to the Registration Rights Agreement, the Company is required to file a resale registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale the Private Placement Shares and the shares of common stock issuable upon exercise of the Warrants within thirty (30) calendar days after the Closing Date (the “Filing Date”), and to have such Registration Statement declared effective within sixty (60) calendar days after the Filing Date in the event the Registration Statement is not reviewed by the SEC, or ninety (90) calendar days of the Filing Date in the event the Registration Statement is reviewed by the SEC. If, due to a shutdown or suspension of operations of the U.S. federal government or the SEC, the Registration Statement cannot be declared effective, the Company shall not be deemed to be in breach of the Registration Rights Agreement for failure to cause such Registration Statement to be declared effective during such period.

The Purchase Agreement and the Registration Rights Agreement contain representations, warranties, indemnification and other provisions customary for transactions of this nature.

The Company also entered into an advisory agreement (the “Advisory Agreement”) with L.I.A. Pure Capital Ltd. (“the Advisor”) pursuant to which the Advisor agreed to provide advisory services in connection with the Private Placement Offering. The Company agreed to pay a commission to the Advisor of (i) a cash fee of $150,000 and (ii) a warrant to purchase 40,000 shares of common stock (the “Advisor Warrant”). Payment of the commission is conditioned upon the closing of the Private Placement Offering. The Advisor Warrant will have the same terms as the Common Warrants issued in the Private Placement Offering. In addition, in connection with the closing of the Private Placement Offering, the Company shall repay the outstanding loan amount owed to the Advisor pursuant to that certain Amended and Restated Facility Agreement, dated July 22, 2024, by and between the Company and by and between such lenders set forth in Schedule 1 thereto, including the Advisor, which as of November 5, 2025, is approximately $529,510, which includes the principal portion and accrued interest as of such date.

Aggregate gross proceeds to the Company in respect of the Private Placement Offering are expected to be approximately $3.0 million, before deducting fees payable to the Advisor and other offering expenses payable by the Company. If the Warrants are exercised in cash in full this would result in an additional $4.5 million of gross proceeds.

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

Financing Agreement

Effective as of January 29, 2025, Gix Media and Leumi entered into a fifth addendum, to a certain financing agreement with Leumi for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the acquisition of Cortex on October 13, 2021 (the “Cortex Acquisition” and “Financing Agreement”), which was effective as of January 29, 2025, pursuant to which, inter alia: (i) the existing credit facility to Gix Media was extended to March 31, 2025; (ii) the repayment schedule of all outstanding obligations under the long term bank loans of Gix Media under the Financing Agreement, was deferred until the actual deposit by the Company in Gix Media’s account of an investment account equal to the amounts of the deferred long term bank loans owned by Gix Media (the “Investment Amount”), which in any event shall be no later than March 31, 2025 (the “Deposit Date”); (iii) upon such deposit date, all deferred payments shall be immediately repaid using the deposited amounts and any remaining amounts from any other sources; (iv) all remaining future due payments will be repaid as scheduled until the end of the updated terms of each long term bank loan. On March 30, 2025, Gix Media and Leumi entered into a sixth additional addendum to the Financing Agreement, which extended the Deposit Date until May 20, 2025. On July 8, 2025, Gix Media and Leumi entered into an agreement in respect of the Financing Agreement (the “July 2025 Repayment and Financing Agreement”), which further extended the Deposit Date until October 1, 2025. In connection with the July 2025 Repayment Financing Agreement, Gix Media agreed to repay $2.4 million to Leumi by October 1, 2025. In addition, in connection with the July 2025 Repayment Financing Agreement, as of October 1, 2025, Bank Leumi shall grant to Gix Media a loan in an amount equal to Gix Media’s then-current outstanding principal portion of the loan plus interest, fees and expenses. The loan shall accrue interest at Bank Leumi’s applicable rate as of October 1, 2025, shall be repaid on a monthly basis and shall have a term of 24 months. During July 2025, Gix Media repaid a total of $2.4 million to Bank Leumi in accordance with the July 2025 Repayment and Financing Agreement.

Cortex Adverse Effect

On November 9, 2025, Gix Media completed the Cortex Sale, which resulted in Cortex ceasing to be a consolidated indirect subsidiary of the Company and a direct, majority-owned subsidiary of Gix Media. For additional information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Sale of Cortex” above.

Prior to the Cortex Sale, in April 2024, the Company was informed by Cortex, that certain recent developments relating to publishers that are categorized by a number of programmatic advertisers as “Made for Advertising” (“MFA”) sites, including decisions made by leading media programmatic advertisers to prioritize different media categories and implement publishing restrictions in connection with MFA, have materially affected Cortex’s business and operations. In connection with the foregoing, a significant customer of Cortex notified Cortex that in light of the foregoing changes relating to MFA that customer decided to stop advertising on Cortex’s Websites, which decision significantly and negatively impacted Cortex’s future revenue streams (the “Cortex Adverse Effect”).

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

Results of Operations

Results of Operations During the Three Months Ended September 30, 2025 as Compared to the Three Months Ended September 30, 2024

Our revenues were $2,717 thousand for the three months ended September 30, 2025, compared to $6,281 thousand during the same period in the prior year.

Our revenues from Cortex’s content platform were $2,371 thousand for the three months ended September 30, 2025, a decrease of $3,121 as compared to $5,492 thousand during the same period in the prior year. The reasons for the decrease during the three months ended September 30, 2025 are due to the Cortex Adverse Effect.

Our revenues from Gix Media’s Search Platform were $342 thousand for the three months ended September 30, 2025, a decrease of $447 as compared to $789 thousand during the same period in the prior year. The reasons for the decrease during the three months ended September 30, 2025, is due to a decrease in the amount of search referrals conducted by users, provided by Gix Media to Search Engines, caused primarily by changes and updates to internet browsers’ technology, which have caused a decrease in revenues from the direct model.

Our traffic-acquisition and related costs were $2,133 thousand for the three months ended September 30, 2025, a decrease of $3,012 compared to $5,145 thousand during the same period in the prior year. The reason for the decrease in the three months ended September 30, 2025, is due to the decrease in revenues from both the Content and Search Platforms during the three months ended September 30, 2025 as mentioned above.

Our research and development expenses were $115 thousand for the three months ended September 30, 2025, as compared to $338 thousand during the same period in the prior year. The reason for the decrease in the three months ended September 30, 2025, is due to the expense reduction in both the Content and Search Platforms during the three months ended September 30, 2025, as compared to the same period in the prior year.

Our selling and marketing expenses decreased to $173 thousand for the three months ended September 30, 2025, as compared to $329 thousand during the same period in the prior year. The reason for the decrease in the three months ended September 30, 2025, is due to the expense reduction primarily in salaries in both the Content and Search Platforms during the three months ended September 30, 2025, as compared to the same period in the prior year.

Our general and administrative expenses were $619 thousand for the three months ended September 30, 2025, as compared to $435 thousand during the same period in the prior year. The reason for the increase in the three months ended September 30, 2025, is due to increase in our professional services expenses incurred by us following the uplisting of our shares of common stock to the Nasdaq Capital Market, which was effected in June 2025 (the “Uplist”), as compared to the same period in the prior year.

Our depreciation and amortization expenses for the three months ended September 30, 2025, were $791 thousand as compared to $727 thousand during the same period in the prior year.

An intangible assets and goodwill impairment loss of $2,375 thousand was recorded during the three months ended September 30, 2025, compared to $0 during the three months ended September 30, 2024. Intangible assets and goodwill impairment losses recognized during the three months ended September 30, 2025, were related to Cortex’s content platform (see also note 5.B to our interim condensed consolidated financial statements ended September 30, 2025).

Our other expenses for the three months ended September 30, 2025, were $144 thousand, compared to $213 thousand during the three months ended September 30, 2024. Other expenses for the three months ended September 30, 2025 were primarily related to costs incurred in connection with the registration for the resale of the Company’s common stock while other expenses for the three months ended September 30, 2024, were primarily related to costs incurred in connection with the Uplist.

Our net financial expenses were $668 thousand for the three months ended September 30, 2025, compared to $152 thousand net financial income during the same period in the prior year. The reason for the increase during the three months ended September 30, 2025, is mainly attributable to financing expenses related to facility agreements entered into during July 2024, as compared to financial income during the three months ended September 30, 2024, related to financial instruments arising from the facility agreements which are measured at fair value (see also note 8 to our interim condensed consolidated financial statements ended September 30, 2025).

Our income tax benefit was $348 thousand for the three months ended September 30, 2025, as compared to $59 thousand during the same period in the prior year. The reason for the increase during the three months ended September 30, 2025, was primarily attributable to an income tax benefit recognized in connection with the impairment of intangible assets related to the content platform.

Results of Operations During the Nine Months Ended September 30, 2025 as Compared to the Nine Months Ended September 30, 2024

Our revenues were $7,731 thousand for the nine months ended September 30, 2025, compared to $23,616 thousand during the same period in the prior year.

Our revenues from Cortex’s content platform were $6,486 thousand for the nine months ended September 30, 2025, a decrease of $12,754 as compared to $19,240 thousand during the same period in the prior year. The reasons for the decrease during the nine months ended September 30, 2025 are due to the Cortex Adverse Effect.

Our revenues from Gix Media’s Search Platform were $1,225 thousand for the nine months ended September 30, 2025, a decrease of $3,151 thousand as compared to $4,376 thousand during the same period in the prior year. The reasons for the decrease during the nine months ended September 30, 2025, is due to: (1) decrease in the amount of search referrals conducted by users, provided by Gix Media to Search Engines, caused primarily by changes and updates to internet browsers’ technology, which have caused a decrease in revenues from the direct model, and (2) a decrease in the number of searches received from Gix Media’s third-party strategic partners in the indirect model mainly as a result of decrease in the credit lines received from third-party strategic partners.

Our traffic-acquisition and related costs were $6,336 thousand for the nine months ended September 30, 2025, a decrease of $12,878 compared to $19,214 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2025, is due to the decrease in revenues from both the Content and Search Platforms during the nine months ended September 30, 2025, as mentioned above.

Our research and development expenses were $387 thousand for the nine months ended September 30, 2025, compared to $1,600 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2025, is due to the expense reduction in both the Content and Search Platforms, primarily in salaries and technological services.

Our selling and marketing expenses were $579 thousand for the nine months ended September 30, 2025, as compared to $1,440 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2025, is due to the expense reduction primarily in salaries both the Content and Search Platforms during the nine months ended September 30, 2025, as compared to the same period in the prior year.

Our general and administrative expenses were $1,448 thousand for the nine months ended September 30, 2025, as compared to $1,737 thousand during the same period in the prior year. The reason for the decrease in the nine months ended September 30, 2025, is due to the expense reduction primarily in salaries in both the Content and Search Platforms during the nine months ended September 30, 2025, and professional services during the period before the Uplist as compared to the same period in the prior year.

Our depreciation and amortization expenses for the nine months ended September 30, 2025, were $2,291 thousand as compared to $2,282 thousand during the same period in the prior year.

An intangible assets and goodwill impairment loss of $5,525 thousand was recorded during the nine months ended September 30, 2025, compared to $4,739 during the nine months ended September 30, 2024. Both intangible assets and goodwill impairment losses recognized during the nine months ended September 30, 2025, and September 30, 2024 were related to Cortex’s content platform (see also note 5.B to our interim condensed consolidated financial statements ended September 30, 2025).

Our other expenses were $688 thousand for the nine months ended September 30, 2025, compared to $0 thousand other expenses during the nine months ended September 30, 2024. Other expenses for the nine months ended September 30, 2025, were primarily related to costs incurred in connection with the Uplist and registration for the resale of the Company’s common stock. Other expenses for the nine months ended September 30, 2024, were primarily related to costs incurred in connection with the Uplist which were offset by other income attributable to governmental grants received by Gix Media and Cortex from the Israel Tax Authority in connection with the war in Israel.

Our net financial expenses were $11,193 thousand for the nine months ended September 30, 2025, compared to $2,755 thousand during the same period in the prior year. The reason for the increase during the nine months ended September 30, 2025 is mainly attributable to financing expenses related to financial instruments arising from facility agreements entered into during June and July 2024, which are measured at fair value (see also note 8 to our interim condensed consolidated financial statements ended September 30, 2025).

Our income tax benefit was $501 thousand for the nine months ended September 30, 2025, as compared to $82 thousand during the same period in the prior year. The reason for the increase during the nine months ended September 30, 2025, was primarily attributable to an income tax benefit recognized in connection with the impairment of intangible assets related to the content platform.

Liquidity and Capital Resources

As of September 30, 2025, we had current assets of $4,103 thousand, consisting of $2,165 thousand in cash and cash equivalents, $206 thousand restricted deposits, $1,327 thousand in accounts receivable and $405 thousand in other current assets.

As of September 30, 2025, we had non-current assets of $12,781 thousand, consisting of $28 thousand in deferred taxes, $81 thousand in property and equipment net, $6,464 thousand in intangible assets net and $6,208 thousand in goodwill.

As of September 30, 2025, we had $8,552 thousand in current liabilities consisting of $4,736 thousand in accounts payable, $845 thousand in other payables and $2,104 thousand in short term loans and current maturities of long-term loans, and $867 thousand in short-term convertible loans.

As of September 30, 2025, we had $2,534 thousand in non-current liabilities consisting of $743 thousand in deferred taxes, $781 thousand in long term loans and $1,010 thousand in earn-out liability which arose from the Metagramm Acquisition.

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

We had a negative working capital of $4,449 thousand and $5,177 thousand as of September 30, 2025, and December 31, 2024, respectively.

During the three months ended September 30, 2025, we had a negative cash flow from operating activities of $1,715 thousand as compared to a positive cash flow from operations of $534 thousand during the same period in the prior year. The decrease in the three months ended September 30, 2025 is mainly due to an increase in the Company’s operating loss and decrease in changes in operating asset and liability items, which was mainly caused as a result of repayment of debts to suppliers and service providers.

During the nine months ended September 30, 2025, we had a negative cash flow from operating activities of $2,551 thousand as compared to a positive cash flow from operations of $1,990 thousand during the same period in the prior year. The decrease in the nine months ended September 30, 2025 is mainly due to an increase in the Company’s operating loss and decrease in changes in operating asset and liability items, which was mainly caused as a result of repayment of debts to suppliers and service providers.

During the three months ended September 30, 2025 and September 30, 2024, we had $0 in cash flow used in investment activities.

During the nine months ended September 30, 2025, we had a positive cash flow from investment activities of $12 thousand which arose from Metagramm Acquisition, as compared to $0 during the same period in the prior year.

During the three months ended September 30, 2025, we had $1,925 thousand positive cash flow from financing activities as compared to $262 thousand positive cash flow from financing activities during the same period in the prior year. The increase in the three months ended September 30, 2025, was primarily attributable to proceeds of $402 thousand from the exercise of warrants in connection with facility agreements and a private placement, $4,023 thousand received under the July 2025 Purchase Agreement offset by higher net repayments of bank loans and convertible loans, which totaled $2,500 thousand compared to $319 thousand net received of bank loans in the same period of the prior year.

During the nine months ended September 30, 2025, we had $4,228 thousand positive cash flow from financing activities as compared to $2,466 thousand negative cash flow from financing activities during the same period in the prior year. The increase in the nine months ended September 30, 2025, was primarily attributable to proceeds of $2,222 thousand from the exercise of warrants in connection with facility agreements and a private placement, $4,023 thousand received under the July 2025 Purchase Agreement and lower net repayments of bank loans and convertible loans, which totaled $2,013 thousand compared to $2,612 thousand in the same period of the prior year.

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

As of September 30, 2025, the Company has also provided several liens under Financing Agreement with Leumi in connection with the Cortex Acquisition in October 2021, as follows: (1) a guarantee to Leumi of all of Gix Media’s obligations and undertakings to Leumi, unlimited in amount; (2) a subordination letter on behalf of the Company to Leumi; (3) a first ranking asset charge over all of the assets of the Company; and (4) a Deposit Account Control Agreement over the Company’s bank accounts. Subsequent to September 30, 2025, in connection with the Cortex Sale in November 2025, the Company provided Leumi a lien on the Parent Shares received by Gix Media and Leumi no longer had a lien on the shares of Cortex sold by Gix Media to the Purchaser.

According to the Financing Agreement, Gix Media undertook to meet financial covenants over the life of the loans, including positive EBITDA. As of September 30, 2025, Gix Media is in compliance with the financial covenants in connection with the Financing Agreement.

Going Concern

The Company experienced a decrease in its revenues from the Search Platforms and Cortex’s digital content platform as a result of the Cortex Adverse Effect, a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the Search Segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the Search Segment, as a result of lack of availability of suppliers credit from such third party strategic partners. As a result of the foregoing, the Company’s operations were adversely affected.

The decline in revenues and other circumstances described above raise substantial doubts about the Company’s ability to continue as a going concern during the 12-month period following the issuance date of this Quarterly Report.

Management’s response to these conditions included reduction of salaries and related expenses and reduction of professional services in the research and development, selling and marketing functions, reduction of other operational expenses, such as lease costs and overheads, as well as creation of new partnerships and other new income sources. In addition, the company entered into the facility agreements and a private placement, through which it has raised capital. Additionally, following the consummation of the Uplist, the Company received additional funds from the exercise of warrants and the receipt of additional loans in connection with a private placement and facility agreements. Furthermore, on July 14, 2025, the Company closed a private placement transaction with certain accredited investors, pursuant to which the Company received gross proceeds of $4.5 million. In addition, on November 5, 2025, the Company entered into a private placement transaction, subject to the satisfaction of customary closing conditions, receipt of the Stockholder Approval and the execution of definitive agreements related to the Quantum Acquisition. Aggregate gross proceeds to the Company in respect of the November 2025 private placement transaction are expected to be approximately $3.0 million, before deducting fees payable to the Advisor and other offering expenses payable by the Company. For additional information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—November 2025 Private Placement” above. However, there is significant uncertainty as to whether the Company will be able to secure additional funds when needed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

A.	Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, the Company’s chief executive officer and chief financial officer, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), the Company’s disclosure controls and procedures were effective as of the end of September 30, 2025.

B.	Changes in Internal Control over Financial Reporting

With the inclusion of the financial information of Metagramm beginning in our interim financial statements included in Form 10-Q for the quarterly period ended March 31, 2025, we will be required to implement internal controls over financial reporting with respect to processes and procedures underlying the financial information of Metagramm. Other than the aforesaid, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and our condensed financial statements for the quarter ended September 30, 2025 include an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, our condensed financial statements for the quarter ended September 30, 2025 include an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In January 2025, Israel and Hamas entered into a ceasefire agreement, which remained in effect until March 18, 2025, when hostilities resumed. As of October 9, 2025, Israel and Hamas entered into a renewed ceasefire agreement calling for a permanent end of the war. However, there are no assurances that such as agreement will hold. While the conflict has created heightened security concerns, disruptions to business operations, and economic instability, the ceasefire may contribute to improved regional stability. However, the security situation remains fluid, and any renewed military actions, restrictions, or government-imposed measures could adversely affect our operations, supply chains, and financial condition.

Since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon, and in November 2024, a ceasefire was brokered between Israel and Hezbollah, but there are no guarantees as to whether the agreement will hold or whether further hostilities will resume.

In addition, in April 2024 and October 2024, Iran launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. In June 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike directly targeting military and nuclear infrastructure inside Iran, aimed at disrupting Iran’s capacity to coordinate or launch further hostilities against Israel, as well as to degrade its nuclear program. In response, Iran launched multiple waves of drones and ballistic missiles at Israeli cities. While most of these attacks were intercepted, several caused civilian casualties and damage to infrastructure. While a ceasefire was reached between Israel and Iran in June 2025 after 12 days of hostilities, the situation remains volatile. A broader regional conflict involving additional state and non-state actors remains a significant risk. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us.

While our facilities have not been damaged during the recent war, the hostilities with Hamas, Hezbollah, Iran and its proxies and others caused, and may continue to cause if hostilities resume, damage to private and public facilities, infrastructure, utilities, and telecommunication networks, and potentially disrupting our operations and supply chains. In addition, Israeli organizations, government agencies and companies have been subject to extensive cyber attacks. This could lead to increased costs, risks to employee safety, and challenges to business continuity, with potential financial losses. The continuation of the war has also led to a deterioration of certain indicators of Israel’s economic standing, for instance, a downgrade in Israel’s credit rating by rating agencies (such as by Moody’s, S&P Global, and Fitch).

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

While the intensity and duration of the security situation in Israel has been difficult to predict, as were the economic implications on our business and operations and on Israel’s economy in general, the ceasefire marks a potential shift towards stability in the region. If sustained, this could reduce the risk of disruptions to our business and the Israeli economy in general. However, if the war is renewed or expands to other fronts, such as Lebanon, Syria and the West Bank, our operations may be harmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

VIEWBIX INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer
Date: November 14, 2025		(Principal Executive Officer)

	By:	/s/ Shahar Marom
	Name:	Shahar Marom
	Title:	Chief Financial Officer
Date: November 14, 2025		(Principal Financial Officer)

-60-