Form 10-K
period 2025-12-31
Viewbix Inc.
filed 2026-03-27
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-15746

VIEWBIX INC.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	68-0080601
(State of Incorporation)	(I.R.S. Employer Identification No.)

3 Hanehoshet St, Building B, 7th floor, Tel Aviv, Israel	6971068
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +972 9-774-1505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	VBIX	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,800 thousands as of June 30, 2025, based upon the closing price of the common stock, par value $0.0001 per share on that date.

As of March 26, 2026, there were 13,336,392 shares of common stock outstanding.

PART I

Introduction

As used in this Annual Report on Form 10-K (this “Annual Report”) and unless otherwise indicated, the terms “Viewbix,” “we,” “us,” “our,” or “our Company” refer to Viewbix Inc, a Delaware corporation, and its subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Annual Report for the year ended on December 31, 2025 are translated using the rate of NIS 3.19 to $1.00.

All information in this Annual Report relating to shares or price per share reflects the 1-for-4 reverse stock split effected by us on March 14, 2025.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements in Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	the continued demand of digital advertising as an integral part of corporate marketing and internal communications plans and the continued growth and acceptance of digital advertising as effective alternatives to traditional offline marketing products and service;

●	our ability to generate enough cash flow to meet our debt obligations or fund our other liquidity needs, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out shareholders’ ownership interests;

●	our ability to receive credit facility to fund our operations, at favorable terms, or at all;

●	our ability to pay our obligations when they become due, including the contemplated debt restructuring program currently under negotiation with our credit and debtholders;

●	our subsidiaries’ future performance, including our ability to instill potential measures to assist Gix Media Ltd. (“Gix Media”), Metagramm Software Ltd. (“Metagramm”) and Quantum X Labs Ltd. (“Quantum”) in mitigating future economic harm;

●	entry of new competitors and products, the impact of large and established internet and technology companies and potential technological obsolescence of our offered platforms; and

●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;

●	changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements and the impact of such policies on us, our customers and suppliers, and the global economic environment;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions;

●	political, economic and military conditions in Israel, including the current security situation in Israel, as well as the war’s potential impact on our business and operation.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to in this Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Information and History

Viewbix Inc. (the “Registrant”, “Viewbix” or the “Company”) was incorporated in the State of Delaware on August 16, 1985, under a predecessor name, The InFerGene Company (“InFerGene Company”). On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., an Ohio corporation, which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc. (“Zaxis”). Our principal executive offices are located at 3 Hanehoshet St, Building B, 7th floor, Tel Aviv, Israel 6971068. Our website address is https://view-bix.com/ and our telephone number is + 972 9-774-1505. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report and is not incorporated by reference herein. We have included our website address in this Annual Report solely for informational purposes. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as we, that file electronically, with the SEC at www.sec.gov.

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

On March 24, 2025, we entered into a securities exchange agreement with Metagramm and all of the shareholders of Metagramm (the “Metagramm Shareholders”) pursuant to which we issued to the Metagramm Shareholders an aggregate of 19.99% of our issued and outstanding capital stock on a pro rata and post-closing basis, equal to 1,323,000 shares of our common stock in exchange for 100% of Metagramm’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to 718,520 Metagramm ordinary shares. The transaction closed on March 24, 2025 and resulted in Metagramm becoming a wholly-owned subsidiary of Viewbix.

On November 9, 2025, Gix Media, Cortex Media Group Ltd. (“Cortex”), and certain founders of Cortex (the “Founders”) entered into a Share Purchase Agreement (the “Cortex Purchase Agreement”) with Pro Sportority (Israel) Ltd. (the “Pro Sportority”), a subsidiary of Minute Media Inc. (the “Minute Media”). Pursuant to the Cortex Purchase Agreement, Pro Sportority acquired from Gix Media all of the issued and outstanding share capital of Cortex held by Gix Media, constituting 80% of Cortex’s issued and outstanding share capital, and, together with similar agreements entered into with the other shareholders of Cortex and the cancellation of all outstanding options, warrants, and other convertible securities of the Cortex, which resulted in Pro Sportority owning 100% of Cortex’s issued and outstanding share capital on a fully diluted basis (the “Cortex Sale”). The Cortex Sale was signed and closed on November 9, 2025. As a result, Cortex became a wholly-owned subsidiary of Pro Sportority and Cortex ceased being a majority-owned direct subsidiary of Gix Media and an indirect subsidiary of Viewbix.

On December 15, 2025, we entered into a securities exchange agreement with Quantum and certain of the shareholders of Quantum (the “Quantum Shareholders”) pursuant to which we agreed to issue to the Quantum Shareholders an aggregate of up to 40.0% of our issued and outstanding capital stock as of December 15, 2025, inclusive of the 800,000 shares of our common stock issuable by us in a private placement offering that we entered into in November 2025 (the “Private Placement Shares”), consisting of (i) up to 2,666,000 shares of our common stock, representing 19.99% of our issued and outstanding capital stock (the “Viewbix Exchange Shares”), inclusive of the Private Placement Shares, and (ii) pre-funded warrants to purchase up to 4,447,595 shares of our common stock, representing the balance of up to the 40.0%, as of December 15, 2025, less the Viewbix Exchange Shares, in exchange for up to 100%, but not less than 85%, of Quantum’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to an amount up to 589,319 of Quantum’s ordinary shares. The transaction closed on March 4, 2026 and resulted in us acquiring 100% of Quantum’s issued and outstanding share capital on a fully diluted and post-closing basis and Quantum becoming a majority-owned subsidiary of Viewbix.

Business Overview

Viewbix Inc. (the “Registrant”, “Viewbix” or the “Company”) and its subsidiaries are focused on digital advertising, quantum technology and computing and enterprise artificial intelligence (AI) solutions.

Our primary business focus is a digital advertising platform that develops and markets a variety of technological platforms that automate, optimize and monetize digital online campaigns. Viewbix’s operations were previously focused on analysis of the video marketing performance of its clients as well as the effectiveness of their messaging (“Video Advertising Platform”). With the Video Advertising Platform, Viewbix allowed its clients with digital video properties the ability to use its platforms in a way that allows viewers to engage and interact with the video. The Video Advertising Platform measures when a viewer performs a specific action while watching a video and collects and reports the results to the client. However, due to the Company’s failure to meet predetermined sales targets which were set pursuant to the recapitalization transaction with Gix Internet Ltd. in January 2020, the Company determined to reduce its operations and the size of its sales and R&D team in the Digital Advertising Platform.

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

As of November 2025, in addition to Gix Media’s Search Platform, the Company, through a previous majority-owned subsidiary of Gix Media, Cortex, operated a digital content platform, which produced engaging content and marketing material in various languages to various target audiences, in order to generate revenues from advertisements displayed together with the content, which are posted on digital content, marketing and advertising platforms. Following the Cortex Sale (as defined below), the Company only operates the Search Platform and Cortex is presented as discontinued operations in the Company’s audited consolidated financial statements for the years ended December 31, 2025 and 2024. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Sale of Cortex”.

The Company, through its wholly-owned subsidiary, Quantum, is focused on developing and promoting quantum algorithms for the transportation, drug discovery and security segments as well as developing quantum-based GPS replacement and quantum atom accuracy solutions. Quantum currently owns and operates six portfolio-companies, each dealing with a different quantum segment and challenge. Quantum’s proprietary intellectual property portfolio, including an innovative patent in quantum error correction, sub-licensed in collaboration with Ramot, the technology transfer company of Tel Aviv University, addresses critical challenges in noisy intermediate-scale quantum devices by enabling efficient, real-time decoding of surface code errors—reducing computational overhead by up to 50% compared to traditional methods and supporting scalable fault-tolerant quantum computing.

The Company, through its wholly-owned subsidiary, Metagramm, is focused on AI and natural language processing (NLP) communication-based solutions. Metagramm specializes in developing advanced writing assistance tools that leverage artificial intelligence, machine learning and natural language processing technologies. Metagramm’s main product, “Bubbl” is a writing tool designed to provide personalized and customized text tailored to the user’s unique expression and can translate various languages into English. Metagramm licenses its products on a subscription basis to businesses and individual customers.

Digital Advertising - Viewbix

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

Gix Media also provides traffic referral services to Search Engines through the referral of traffic of users who engage search ads generated by Gix Media, or the “Search to Search” model. These ads are displayed on SERP’s Search Engines’ result pages (SERP) that are purchased by the Company from other Search Engines (such as Yahoo! Bing / Microsoft Ads and Google). When such user clicks on these search ads, Gix Media refers the user to a paid offering from a Search Engine which contains ads that are related to the initial ad made by Gix Media (the Company buys ad space from Search Engines and sell them to other search ads while profiting from the price difference).

Business Model

The Search Platform is operated through two models, direct and indirect:

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

The revenues generated by Gix Media from the Search Platform applying this model, constituted approximately 98% and 64% of the total revenues of Gix Media for the fiscal year-ended December 31, 2025 and December 31, 2024, respectively.

For the year ended December 31, 2025, through the date of the Cortex Sale, revenues generated by Cortex from the Content Platform are entirely from the direct model.

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

The revenues generated by Gix Media from the Search Platform applying this model, constituted approximately 2% and 37% of the total revenues of Gix Media for the fiscal year-ended December 31, 2025 and December 31, 2024, respectively.

Growth Strategy

●	Growth through Mergers and Acquisitions. We continue to identify attractive opportunities, such as our acquisition of Quantum, and examine different options to perform additional acquisitions. We will focus on companies that operate in emerging industries and which present considerable commercial potential. We believe that we can expand our footprint in our industry through mergers and acquisitions, which will also lead to the recruitment of additional human capital thereby supporting existing and new customer needs.

●	Expansion of Product Range, Search Platform. In 2026, we intend to focus on the expansion of our product range by the development and distribution of new products in attractive yet related sectors. In particular we intend to focus on new products for the Search to Search model and Indirect Model.

●	Expansion of Quantum Business Unit. We are expanding, and intend to continue to expand, our quantum computing initiatives by advancing the development and commercialization of our quantum technologies and related applications. We plan to increase investment in research and development, enhance our technical infrastructure, and broaden our engagement with enterprise, academic and governmental partners to accelerate adoption across targeted industries and verticals. In addition, we expect to pursue strategic collaborations and platform integrations designed to expand market reach, support product deployment and drive technological innovation within the evolving quantum ecosystem.

Products and Services

Search Platform

●	Add-ons to internet browser (referral of searches directly and indirectly). Internet users download free browser add-ons, usually from browser stores. These browser add-ons enhance browser capabilities when activated by the user, and offer users services such as file converters, video players, radio players, games, safe internet usage, different designs of backgrounds, different calculators and more. In addition, these add-ons allow us to refer the searches of these users to the customers of the Search Engines.

●	Desktop and mobile apps (referral of searches directly and indirectly). Free software products for Apple and PC computers provide users services similar to the add-ons of the internet browsers. After the users download these software products, they grant permission to us to refer the searches performed on these products to the Search Engines.

●	Searches to Search (referral of searches directly). The process of referring searches to Search Engines starts with the purchase of search results ads on Search Engines’ result pages (such as Yahoo!, Bing, Microsoft Ads and Google). The ad will offer the user a link to receive information or content on a certain subject. Users who click these ads will be directed to the result page of the Search Engine that displays relevant content from the Search Engines, based on the search terms related to the search result ad. This process involves acquiring search result ads that appear on Search Engines’ results pages in response to relevant user queries. The monetization process of the “Search to Search” activities of Gix Media occurs through advertising on Search Engines, where the generated user traffic is directed to search result ads on other Search Engines’ result pages, creating a cycle of buying and selling search-based advertisements. of ad buying and selling.

Stage A: Search result ads purchased by Gix Media are displayed on a Search Engine’s result page.

birthday flowers

ALL SEARCH SHOPPING IMAGES VIDEOS MAPS COPILOT MORE

About 7,850 results

1800Flowers.com
http://www.1800flowers.com

[1-800-FLOWERS.COM® | 1800FLOWERS® Official Site]

Sponsored Whatever the Occasion, Count On 1-800-Flowers.com To Deliver Smiles. Shop Flowers & Gifts. Brighten Someone's Day with 1800FLOWERS®. Flowers, Gifts & More to Show How Much You Care.

4.5/5 ★★★★☆ (2.4M reviews) **Site visitors:** Over 10K in the past month

People also search for

birthday flowers **delivery**	**best** birthday flowers **to send**
birthday **gifts and** flowers	**happy** birthday flowers **delivered**
best flowers **for** birthday	birthday **present** flowers

○	Stage B: Search results are displayed to the user after the user clicked the ad content.

birthday flowers

Sponsored · Shop related products

BIRTHDAY TG

DESIGNER'S CHOICE Lovely	Dozen Red Roses - Beautifully...	Luxury Pink Peony Rose...	Shop Pink Rose and Sunflower...	Vibrant D Luxury Fl
$70.00	$75.00	$145.00	$59.99	$185.00
			20.6 mi	
Town & Country G...	Flower Works	Anatomy of Flowers	Flauraly - Flowers ...	Anatomy o

Related searches

- Order **Flowers** Today
- **Birthday Flowers** Delivery
- Send **Birthday Flowers**
- **Flowers** Delivery **Birthday**
- Online **Flowers** to be Delivered
- Waitrose **Flowers** to Order Online
- **Flowers** to Send for **Birthday**
- Unique **Birthday Flowers**

Related searches

- Order **Flowers** for **Birthday**
- **Birthday Flowers** Delivered
- Send **Flowers Birthday**
- Send **Flowers** for **Birthday**
- **Birthday** Flower Delivery
- **Birthday Flowers** Online
- Order **Birthday Flowers** for Delivery
- Order **Birthday Flowers**
- Flower Delivery for **Birthday**
- Flower Delivery **Birthday**

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

Distribution Manager

Publish | Logout | V 1.0.37

Campaign Manager | **Publisher Rule** | Feed Manager | Referrer Manager | Country Manager | Domain Manager

All

Advanced Settings

Yahoo | **Feeds** | Alternate Campaign

Feed *

Add Rule

Rules Table

Feed / Yahoo Collection / Alternate Campaign	Percentage	Parameter Filter	Country Group / Country	OS & Browsers	Action
testfeed7 (Feed)	45		US	Any OS 1	Edit Delete
testfeed5 (Feed)	25		US	Any OS 1	Edit Delete
testfeed2 (Feed)	20		US	Any OS 1	Edit Delete
testfeed1 (Feed)	10		US	Any OS 1	Edit Delete

Validate & Save

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

As of December 31, 2025, Gix Media has one major customer, a reputable international Search Engine (“Gix Major Customer”). Gix Media has generated revenues of approximately $1.2 million from the Gix Major Customer, constituting approximately 81% of the total revenues of Gix Media during the year ended December 31, 2025. Our relationship with this Gix Major Customer originated in 2013 upon the signing of an exclusive cooperation agreement, which is extended from time to time. In March 2020, an extension of the foregoing agreement was signed, whereby the term of the agreement was extended until October 26, 2023, was automatically renewed for an additional one year period until October 26, 2024, and will continue to be automatically renewed for additional one year periods, unless either party gives notice of non-renewal 90 days in advance.

Marketing and Distribution

We have a wide variety of products, and each product requires specific, tailor-made marketing and distribution models. We have advanced BI systems that improve constantly, which assist in distributing different products online, with a goal of maximum customization of the product to the end user. These BI systems were developed in-house by Gix Media.

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

Competition

The competition in the digital advertising market is fierce. There are many players in all areas of the market: both a large number of advertisers and content owners, a large number of software products and algorithms, many advertising platforms and technologies. New players appear frequently in all of these areas. We compete with many companies that offer solutions for advertisers and website owners, including in the pillar of ad search, and with tools that allow internet users to change the default search settings on their browsers. There is a large number of ad search companies that offer services that are similar to those provided by us. Our products compete on limited budgets of advertisers and on an inventory of ad spaces from website owners. Some of our competitors are companies that are considerably bigger than the Company with considerably higher budgets, such as Google, Meta, and Microsoft. Since a major part of the Company’s revenues is generated from a supply of searches, the Company also competes with the providers of the Search Engines themselves, such as Google, Microsoft, IAC and Verizon Media. Many of the present and potential competitors of the Company have financial, R&D, analytical systems, production resources and sales and marketing systems that are significantly larger in scope than those of the Company.

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

During the years ended December 31, 2025 and December 31, 2024, the total R&D expenses of the Company in the Search Platform, through Gix Media, were $0.1 million and $0.8 million, respectively.

We estimate that during the twelve months following the date of this Annual Report, we will invest a total amount of approximately $4.3 million in R&D expenses in the Quantum business unit, primarily to enhance technologies in this unit as well as our existing services on the Search Platform.

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

Quantum Technology - Quantum X Labs

Overview

Quantum X Labs is an Israeli multidisciplinary quantum technology hub and IP-centric lab focused on developing foundational and applied innovations across quantum computing, sensing, navigation, and security. Its mission is to research, develop, and own quantum technology intellectual property that addresses major challenges emerging as the quantum revolution scales into commercial and industrial use. Quantum X Labs combines deep academic research with practical engineering to create deployable quantum solutions.

Quantum X Labs maintains a portfolio of five dedicated operating subsidiaries, each targeting distinct applications in quantum technology — a structure that allows for focused research and development, faster innovation cycles, and clearer path to potential commercialization across markets that range from defense navigation to biomedical computing. Through its multi-subsidiary structure, it simultaneously tackles multiple markets while retaining shared intellectual property and research advantages with an aim to bridge cutting-edge research with real-world impact.

Quantum technology generally comprises three principal areas: quantum computing, quantum communication, and quantum sensing. Quantum computing applies principles of quantum mechanics to perform certain computational tasks more efficiently than classical systems and to address problems that are not practically solvable using conventional computing. Quantum communication focuses on the transmission of information using quantum methods and is designed to enhance the security of data exchange. Quantum sensing involves the use of quantum-based systems to measure physical phenomena, such as electromagnetic fields, gravity, and time, with significantly greater sensitivity than traditional sensors.

Quantum X Labs benefits from strong ties to leading Israeli academic institutions, which support a multidisciplinary approach combining advanced theoretical research with applied engineering. Members of its team and management have academic backgrounds and research affiliations with institutions, such as Tel Aviv University, Hebrew University of Jerusalem, Technion – Israel Institute of Technology, and the Weizmann Institute of Science. These academic connections contribute to its ability to integrate research across mathematics, physics, and computer science, and to translate foundational quantum concepts into practical algorithms, intellectual property, and technology development relevant to next-generation quantum computing platforms.

Strategy

Quantum X Labs’ model of distinct subsidiaries under one umbrella is designed to:

●	Isolate technical risk: Each quantum domain has unique challenges and development cycles. The portfolio approach mitigates risk by diversifying across applications rather than concentrating in a single technology stack.
●	Improve potential commercialization velocity: Dedicated operating companies can focus on tailored product roadmaps, partnerships, and market entry strategies, accelerating potential path to market for each line.
●	Build reusable IP: Core innovations, such as quantum error correction cores, quantum algorithms, and foundational processing toolchains, can be shared across subsidiaries, creating cross-domain synergies.
●	Enable strategic partnerships: Structuring teams as independent operating entities facilitates collaborations with academic institutions, government labs, and industry partners across different verticals.

Portfolio Companies and Segments

●	Quantum Transportation

Focus: quantum error correction and decoding infrastructure for quantum hardware.

Quantum Transportation, a 30%-owned subsidiary of Quantum X Labs, develops tools that help quantum hardware teams accelerate research and choose efficient quantum error correction schemes tailored to their systems. The subsidiary supports labs and smaller companies that lack in-house quantum error correction expertise. Its platform includes simulators and research environments that improve error tolerance and robustness in quantum processors.

●	CliniQuantum

Focus: quantum-enhanced algorithmic platforms for biomedical research and clinical trials.

CliniQuantum, a 46%-owned subsidiary of Quantum X Labs, is developing quantum-accelerated computing methods, including a provisional patent filed for quantum-enhanced Markov Chain Monte Carlo (MCMC) sampling to improve complex probability sampling in clinical research. This technology aims to reveal hidden structures in biological and patient data, enabling faster and more efficient clinical trial modeling, personalization of treatment response, and broader insights across high-dimensional biological datasets

●	Quantum Gyro

Focus: quantum inertial navigation systems and gyroscope technologies.

Quantum Gyro, a 40%-owned subsidiary of Quantum X Labs, focuses on developing chip-scale nuclear magnetic resonance (NMR) gyroscope sensors that detect rotation based on shifts in quantum precession frequencies. These systems aim for ultra-low drift and high stability, crucial for navigation where GPS signals are unavailable or jammed (e.g., subterranean, underwater, or defense environments).

●	QuantumQ Security

Focus: next-generation quantum-based cyber and communication security.

QuantumQ Security, a wholly-owned subsidiary of Quantum Gyro, builds quantum-native security technologies that leverage quantum principles to enhance protections for communications, data systems, and critical infrastructure. The subsidiary operates from a foundation of Quantum X Labs’ error correction IP and broader quantum algorithm knowledge, aiming to strengthen cybersecurity against both classical and future quantum threats.

●	Quantum Atom Accuracy

Focus: high-precision quantum timing and sensing systems.

Quantum Atom Accuracy, a wholly-owned subsidiary of Nuclear Quantum, concentrates on quantum-level measurement and timing technologies — platforms that push beyond classical limits in precision and stability. While details on products are emerging, this unit contributes to timing, synchronization, and high-resolution measurement capabilities that can be applied in communications, sensing systems, and advanced research

●	Nuclear Quantum

Focus: quantum centric supercomputing for advanced nuclear engineering.

Nuclear Quantum, a 40%-owned subsidiary of Quantum X Labs, integrates quantum algorithms into established nuclear engineering workflows to overcome the computational bottlenecks that slow reactor design, licensing, and long term operation. Nuclear Quantum develops quantum ready algorithms and hybrid frameworks that accelerate the core numerical problems inside nuclear simulation and optimization.

Industry Overview and Market Opportunity

According to Markets and Markets, the quantum computing market was valued at $1.3 billion in 2024 and is anticipated to be $ 5.3 billion by 2029, growing at a CAGR of 32.7% from 2024 to 2029. The growth of the quantum computing market is driven by several key factors, most notably the transformative potential of quantum computers to significantly outperform classical systems in specific applications, particularly in computationally intensive tasks such as large-number factorization and accurate simulation of quantum systems. This enhanced capability is driving demand across industries seeking more powerful solutions to complex problems.

According to a June 2025 report by McKinsey & Co. titled The Year of Quantum: From concept to reality in 2025, the three principal areas of quantum technology—quantum computing, quantum communication, and quantum sensing— could together generate up to $97 billion in revenue worldwide by 2035, with quantum computing having the potential to be worth $28 billion to $72 billion, quantum communication having the potential to be worth $11 billion to $15 billion, and quantum sensing having the potential to be worth $7 billion to $10 billion. McKinsey further predicts that by 2040, the total quantum technology market could reach $198 billion.

According to a July 2024 report by Boston Consulting Group titled Quantum Computing On Track to Create Up to $850 Billion of Economic Value By 2040, quantum computing will create $450 billion to $850 billion of economic value globally, sustaining a $90 billion to $170 billion market for hardware and software providers by 2040. Further, despite a 50% drop in overall tech investments, quantum computing attracted $1.2 billion from venture capitalists in 2023, underscoring continued investor confidence in its future. Governments around the world are also making big investments in the technology, envisioning a future in which quantum computing plays a central role in national security and economic growth.

Quantum computing has potential applications across a range of industries are increasingly viewed by governments and industry participants as strategic national assets, comparable in importance to artificial intelligence, semiconductors and space systems. Several governments have made significant long-term public investments to support the development and deployment of quantum technologies, including a £2.5 billion, 10-year National Quantum Strategy announced by the United Kingdom in 2024, the European Union’s €1 billion Quantum Flagship program, and multi-billion-dollar national quantum initiatives in the United States, China, Japan and Canada. These initiatives reflect a broad policy view that leadership in quantum technologies is important for national security, secure communications and strategic technological independence.

In optimization, quantum algorithms may enable more efficient solutions to complex problems, including supply chain management, financial modeling, and manufacturing processes. In simulation, quantum systems can be used to model molecular and material behavior, which may support research in areas such as drug discovery and materials science. In machine learning, quantum-based techniques may enhance data analysis, pattern recognition, and predictive modeling across sectors including finance, healthcare, and autonomous systems.

The quantum computing market is expected to develop over time as a result of continued investment in research and development, collaboration between established technology companies and emerging providers, and ongoing advancements in quantum hardware and software. As the technology matures, quantum computing may enable new computational approaches that are not achievable with classical systems and may support innovation across multiple industries.

Key Application Areas

Quantum technologies are expected to impact multiple industry verticals, although many applications remain at early stages of commercialization.

●	Cybersecurity. Large-scale quantum computers may in the future be capable of breaking widely used public-key encryption systems. As a result, data intercepted today could potentially be decrypted in the future (“store now, decrypt later”). Governments and enterprises are therefore beginning to transition toward post-quantum cryptography (“PQC”). The U.S. government has established a target of migrating federal systems to PQC by 2035, which is driving near-term demand for quantum-resistant security solutions, independent of the timeline for practical large-scale quantum computers.

●	Navigation and sensing in contested environments. Quantum sensing and inertial navigation technologies enable positioning, navigation and timing without reliance on GPS and may operate in environments subject to jamming or spoofing. These capabilities are viewed as strategically important for defense, space, maritime and critical infrastructure applications, where system resilience and operational continuity are required.

●	Chemistry, materials and energy. Classical computers face limitations in accurately simulating complex quantum systems at scale. Quantum computing has the potential to enable faster discovery of new materials and catalysts, improve battery and energy storage design and reduce research and development timelines and costs. These applications are widely considered among the largest long-term commercial opportunities for quantum computing.

●	Life sciences and pharmaceuticals. Quantum-enhanced computation may improve molecular simulation, accelerate drug discovery and enable more accurate modeling of biological systems. While these applications remain largely experimental, pharmaceutical companies and research institutions are actively exploring pilot use cases.

●	Manufacturing, transportation and supply chains. Optimization problems in logistics, scheduling and production planning can become computationally intensive for classical systems as scale increases. Quantum-based approaches seek to improve efficiency, reduce operational and energy costs and support real-time decision-making in complex systems.

Despite increasing investment and research activity, many quantum technologies remain at an early stage of technical maturity, and the timing and extent of their commercial adoption remain uncertain.

Intellectual Property

Quantum X Labs’ ability to protect its intellectual property is paramount to our business. Quantum X Labs relies upon a combination of protections afforded to owners of patents, designs, copyrights, trade secrets, and trademarks, along with employee and third-party nondisclosure agreements and other contractual restrictions to establish and protect Quantum X Labs’ intellectual property rights. In addition, industry know-how and unpatented trade secrets in the fields of research, development and engineering are an important aspect of its business by ensuring that its technology and strategic business assets remain confidential. Quantum X Labs pursues patent protection when it develops a patentable invention and the benefits of obtaining a patent outweigh the risks of making the invention public through patent filings.

Quantum’s Quantum X Labs’ proprietary intellectual property portfolio includes an innovative patent in quantum error correction, sub-licensed in collaboration with Ramot, the technology transfer company of Tel Aviv University.

Competition

The quantum technology and computing market is highly competitive and rapidly evolving, with participants ranging from large, well-capitalized multinational technology companies, such as IBM, Google, Microsoft, Amazon, and Intel, to emerging startups and academic spin-offs, such as IonQ, Rigetti Computing, D-Wave, PsiQuantum, and Quantinuum. We compete with organizations developing quantum computing hardware, quantum software platforms, and quantum-enabled services, many of which have substantially greater financial, technical, and personnel resources than we do. Competition is primarily based on technological performance, scalability, reliability, intellectual property, ecosystem partnerships, and the ability to attract and retain specialized talent. We also face competition from classical computing solutions that continue to improve and may address certain use cases targeted by quantum technologies.

Government Regulation

Our operations are subject to a variety of laws and regulations in Israel and in other jurisdictions in which we operate or conduct business, including those relating to export controls, data protection and privacy, cybersecurity, intellectual property, employment, and government funding and procurement. In particular, certain quantum technologies may be subject to Israeli export control and defense regulations, as well as U.S. and other foreign export control regimes, which could restrict our ability to collaborate with international partners, share technical information, or commercialize our products in certain markets. We may also be subject to regulations applicable to cryptographic technologies, cloud-based services, and government-sponsored research and development programs. Compliance with these regulatory frameworks may increase our operating costs, require modifications to our business practices, and limit certain commercial opportunities.

Enterprise AI - Metagramm

Metagramm is a specializes in developing advanced writing assistance tools that leverage artificial intelligence, machine learning, and natural language processing technologies. Their flagship product, Bubbl, is an innovative writing tool designed to provide personalized and customized text tailored to the user’s unique expression. Unlike common AI writing tools that often produce machine-like results, Bubbl offers a more human-like writing experience. It supports various modes, including an interactive re-write floating window mode, interactive inline mode, and a grammar-only mode. Additionally, Bubbl caters to different writing needs with specialized profiles for business, medical, academic, and blogging, each incorporating tailored assistance tools to facilitate the writing process.

Human Capital Management

As of March 26, 2026, we (either directly through Viewbix, or through Gix Media, Metagramm or Quantum) employ 21 full-time employees, part-time employees and consultants. Of these employees or consultants, 2 are employed or engaged by Gix Media, 2 are employed or engaged by Metagramm and 14 are employed or engaged by Quantum, and 3 primarily perform general administrative, business development and financial consulting tasks for Viewbix, Gix Media, Metagramm or Quantum. None of our employees are members of a union or subject to the terms of a collective bargaining agreement.

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

ITEM 1A. RISK FACTORS

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose their entire amount invested in the common stock. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any shares of common stock. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of your investment. You should carefully consider the risks described below and the other information in this Annual Report before investing in our common stock.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

Risks Associated with Our Business and Industry

●	Our success depends, in part, upon the continued demand of digital advertising as an integral part of corporate marketing and internal communications plans and the continued growth and acceptance of digital advertising as effective alternatives to traditional offline marketing products and services.

●	Online platform updates, including operating systems, search engines, browsers and social media might affect our ability to generate revenues, temporarily or permanently.

●	Should the providers of internet browsers, advertisement platforms and Search Engines further regulate, constrain or limit our ability to offer digital advertising platforms, or materially change their guidelines, technology or the way they operate, our ability to generate revenue from advertising could be significantly reduced.

●	We depend on supply sources to provide us with advertising inventory in order for us to deliver advertising campaigns in a cost-effective manner.

●	A significant portion of our revenue is concentrated with one customer.

●	Our Search Platform depends heavily upon revenue generated from the material agreement with our Gix Major Customer, and any adverse change in that agreement could adversely affect our business, financial condition and results of operations.

●	Reliance upon material suppliers may adversely affect our revenue and operating results.

●	We may not be able to generate enough cash flow to meet our debt obligations or fund our other liquidity needs.

●	Our success is dependent on the preferences of consumers, internet users and advertisers.

●	The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Risks Related to our Competition

●	Large and established internet and technology companies, such as Google and Facebook, play a substantial role in the digital advertising market and may significantly impair our ability to operate in this industry.

●	The digital advertising market is highly competitive. If we cannot compete effectively in this market, our revenues are likely to decline.

●	Our implementation and use of artificial intelligence technologies may not be successful, which may impair our ability to compete effectively, result in reputational harm and have an adverse effect on our business.

Risks Related to our Intellectual Property

●	If we cannot enforce and protect our intellectual property rights, our business could be adversely affected.

●	We may in the future be subject to claims of intellectual property infringement that could adversely affect our business.

Risks Related to Data Protection Regulation

●	We may not be able to protect our systems, technology and infrastructure from cyberattacks.

●	A failure in our technology infrastructure may adversely affect our business and financial condition and disrupt our customers’ businesses.

●	Our business depends on our ability to collect and use data, and any limitation on the collection and use of this data could significantly diminish the value of our platforms and cause us to lose customers and revenue.

●	Regulations, legislation, or self-regulation developments relating to privacy, data collection and protection, e-commerce, and internet advertising, privacy and data collection and protection, and uncertainties regarding the application or interpretation of existing or newly adopted laws and regulations, could harm our business and subject us to significant legal liability for non-compliance.

●	We rely on third-party Internet, mobile, and other products and services to deliver our mobile and web applications our customers, and any disruption of, or interference with, our use of those services could adversely affect our business, financial condition, results of operations, and customers; and

●	As the regulatory framework for artificial intelligence evolves, including with respect to unintentional bias and discrimination, our business, financial condition, and results of operations may be adversely affected.

Risks Related to Our Investment in Quantum Computing

●	Quantum X Labs is an early-stage company and has a limited operating history, which makes it difficult to forecast its future results of operations.

●	Quantum X Labs may not be able to scale its business quickly enough to meet customer and market demand, which could adversely affect its financial condition and results of operations or cause us to fail to execute on its business strategies.

●	Quantum X Labs’ estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

●	Even if the market in which Quantum X Labs competes achieves the forecasted growth, its business could fail to grow at similar rates, if at all.

●	The quantum computing and networking industry is in its early stages and volatile

●	Quantum X Labs is highly dependent on its key employees who have specialized knowledge, and its ability to attract and retain senior management and other key employees is critical to its success.

●	If Quantum X Labs is unable to obtain and maintain effective intellectual property rights for its products, Quantum X Labs may not be able to compete effectively in its markets.

Risks Related to Our Common Stock

●	Raising additional capital or the issuance of additional equity securities would cause dilution to our existing shareholders and may affect the rights of existing shareholders or the market price of our ordinary shares.

●	The availability of a large number of authorized but unissued shares of common stock may, upon their issuance and sale, lead to dilution of existing stockholders or adversely affect the market.

●	If we fail to maintain compliance with the Nasdaq minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock delisted.

●	Our share price has fluctuated significantly and could continue to fluctuate significantly.

●	Delaware law contains provisions that could discourage, delay or prevent a change in control of our Company, prevent attempts to replace or remove current management and reduce the market price of our stock.

Risks Related to our Operations in Israel

●	Conditions in Israel, including Israel’s conflicts with Hamas and other parties in the region, as well as political and economic instability, may impede our ability to operate and harm our financial results.

●	Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings.

●	It may be difficult to enforce a judgment of a U.S. court against us, our officers and directors or the Israeli experts named in our reports filed with the SEC in Israel or the United States, to assert U.S. securities laws claims in Israel or to serve process on our officers and directors and these experts.

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

A significant portion of our revenue is concentrated with one customer.

With respect to our digital advertising business unit, as of December 31, 2025, Gix Media had one major customer, a reputable international search engine (“Gix Major Customer”). Gix Media generated revenues of approximately $1.2 million from the Gix Major Customer, constituting approximately 81% of the total revenues of Gix Media during the year ended December 31, 2025. Our relationship with this Gix Major Customer originated in 2013 upon the signing of an exclusive cooperation agreement, which is extended from time to time. In March 2020, an extension of the foregoing agreement was signed, whereby the term of the agreement was extended until October 26, 2023, was automatically renewed for an additional one year period until October 26, 2024, and will continue to be automatically renewed for additional one year periods, unless either party gives notice of non-renewal 90 days in advance. We are highly dependent on the material agreement with the Gix Major Customer. If this material agreement is terminated or substantially amended (not on favorable terms), we would experience a material decrease in our revenue from our digital advertising business unit or the profits it generates and would be forced to seek alternative customers, at less competitive terms or accelerate the business we have with the current search engines. There are few companies in the market that provide internet search and search advertising services with whom we can directly engage with in the same manner which we are engaged with our Gix Major Customer. Such companies are substantially the only participants in western markets, and competitors do not offer as much coverage through sponsored links or searches. We may divert our operations and user traffic to other third-party partners which provide search feed to search engines, however we cannot guarantee that we will be successful. If we fail to quickly locate, negotiate and finalize alternative arrangements or otherwise expedite current operations we have with such alternative search providers, or if we do, but the alternatives do not provide for terms that are as favorable as those currently provided and utilized, we would experience a material reduction in our revenue and, in turn, our business, financial condition and results of operations would be adversely affected.

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

In addition, during August 2024, we renegotiated the terms of the Financing. If the Company and Gix Media cannot maintain compliance with the terms and covenant of the Financing Agreement, or if we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned operations, and/or consider reductions in personnel costs or other operating costs, in addition to the measures currently contemplated pursuant to the Financing Agreement.

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

The report of our independent registered public accounting firm on our audited consolidated financial statements for the year ended December 31, 2025, contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our consolidated financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Until we can generate significant recurring cash flow, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay or reduce the scope of our operations.

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

Risks Related to Our Investment in Quantum Computing

Risks Related to Quantum X Labs’ Status as an Early-Stage Company

Quantum X Labs is an early-stage company and has a limited operating history, which makes it difficult to forecast its future results of operations.

Quantum X Labs was incorporated in January 2025. As a result of Quantum X Labs’ limited operating history, its ability to accurately forecast its future results of operations is limited and subject to a number of uncertainties, including its ability to plan for and model its future growth. Quantum X Labs’ ability to generate revenues will be dependent on its ability to use and leverage a quantum computers with increasing numbers of algorithmic qubits and to connect those quantum computers via quantum networks. The development of its scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while its revenues will not substantially increase until more powerful, scalable computers are produced, which requires a number of technological advancements that may not occur on the currently anticipated timetable or at all.

Quantum X Labs has also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If its assumptions regarding these risks and uncertainties and its future growth are incorrect or change, or if Quantum X Labs does not address these risks successfully, its operating and financial results could differ materially from its expectations, and its business could suffer. Quantum X Labs’ success as a business ultimately relies upon fundamental research and development breakthroughs in the coming years and decade. There is no certainty these research and development milestones will be achieved as quickly as expected, or even at all.

Quantum X Labs may not be able to scale its business quickly enough to meet customer and market demand, which could adversely affect its financial condition and results of operations or cause us to fail to execute on its business strategies.

In order to grow its business, Quantum X Labs will need to continually evolve and scale its business and operations to meet customer and market demand. Quantum computing technology has never been sold at large-scale commercial levels. Evolving and scaling its business and operations places increased demands on its management as well as its financial and operational resources to:

●	effectively manage organizational change;
●	design scalable processes;
●	accelerate and/or refocus research and development activities;
●	expand manufacturing, supply chain and distribution capacity;
●	increase sales and marketing efforts;
●	broaden customer-support and services capabilities;
●	maintain or increase operational efficiencies;
●	scale support operations in a cost-effective manner;
●	implement appropriate operational and financial systems; and
●	maintain effective financial disclosure controls and procedures.

If Quantum X Labs cannot evolve and scale its business and operations effectively, Quantum X Labs may not be able to execute its business strategies in a cost-effective manner and its business, financial condition and results of operations could be adversely affected.

Quantum X Labs’ estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Market opportunity estimates and growth forecasts, including those Quantum X Labs has generated, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of its market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of companies covered by its market opportunity estimates will purchase its products at all or generate any particular level of revenue for us. In addition, alternatives to quantum computing may present themselves, which could substantially reduce the market for quantum computing services. Any expansion in its market depends on a number of factors, including the cost, performance, and perceived value associated with quantum computing solutions.

The methodology and assumptions used to estimate market opportunities may differ materially from the methodologies and assumptions previously used to estimate the total addressable market. To estimate the size of its market opportunities and its growth rates, Quantum X Labs have relied on market reports by leading research and consulting firms. These estimates of the total addressable market and growth forecasts are subject to significant uncertainty, are based on assumptions and estimates that may not prove to be accurate and are based on data published by third parties that Quantum X Labs have not independently verified. Advances in classical computing may prove more robust for longer than currently anticipated. This could adversely affect the timing of any quantum advantage being achieved, if at all.

Even if the market in which Quantum X Labs competes achieves the forecasted growth, its business could fail to grow at similar rates, if at all.

Quantum X Labs’ success will depend upon its ability to expand, scale its operations, and increase its sales capability. Even if the market in which Quantum X Labs competes meets the size estimates and growth forecasted, its business could fail to grow at similar rates, if at all.

Quantum X Labs’ growth is dependent upon its ability to successfully scale up manufacturing of its products in sufficient quantity and quality, in a timely or cost-effective manner. Quantum X Labs’ growth is also dependent upon its ability to successfully market and sell quantum computing and networking technology. Quantum X Labs does not have experience with the mass distribution and sale of quantum computing and networking technology. Quantum X Labs’ growth and long-term success will depend upon the development of its sales and delivery capabilities.

Unforeseen issues associated with scaling up and constructing quantum computing and networking technology at commercially viable levels, and selling its technology, could negatively impact its business, financial condition and results of operations.

Moreover, because of its unique technology, its customers will require particular support and service functions, some of which are not currently available. If Quantum X Labs experiences delays in adding such support capacity or servicing its customers efficiently, or experience unforeseen issues with the reliability of its technology, it could overburden its servicing and support capabilities. Similarly, increasing the number of its customers, products or services, for example by entering into government contracts and expanding to new geographies, has required and may continue to require us to rapidly increase the availability of these services. Failure to adequately support and service its customers may inhibit its growth and ability to expand computing targets globally. There can be no assurance that its projections on which such targets are based will prove accurate or that the pace of growth or coverage of its customer infrastructure network will meet customer expectations. Failure to grow at rates similar to that of the quantum computing and networking industry may adversely affect its operating results and ability to effectively compete within the industry.

Risks Related to Quantum X Labs’ Business and Industry

If its quantum computing technologies are not compatible with some or all industry-standard software and hardware in the future, its business could be harmed.

Programming for quantum computing requires unique tools, software, hardware, and development environments. Quantum X Labs focused its efforts on creating quantum computing hardware, the system control platform for such hardware and a suite of low-level software programs that optimize execution of quantum algorithms on its hardware. Further up the stack, Quantum X Labs relies on third parties to create and advance software, standards, specifications, applications, hardware and services that enable these systems to integrate into various environments and be utilized towards various customer use cases. Full utilization of its quantum computing solutions may depend on these third-party software, standards, specifications, applications, hardware and services, which may not be compatible with its quantum computing solutions and their development, or may not be available to us or its customers on commercially reasonable terms, or at all, which could harm its business.

If its customers are unable to achieve compatibility between other software and hardware and its hardware, it could impact its relationships with such customers or with customers, generally, if the incompatibility is more widespread. In addition, the mere announcement of an incompatibility problem relating to its products with higher level software tools could cause us to suffer reputational harm and/or lead to a loss of customers. Any adverse impacts from the incompatibility of its quantum computing solutions could adversely affect its business, operating results and financial condition.

If its technology fail to achieve a broad quantum advantage, its business, financial condition and future prospects may be harmed.

Quantum advantage refers to the moment when a quantum computer can compute faster than traditional computers, while quantum supremacy is achieved once quantum computers are powerful enough to complete calculations that traditional supercomputers cannot perform at all. Broad quantum advantage is when quantum advantage is seen in many applications and developers prefer quantum computers to a traditional computer. No current quantum computers, including its quantum hardware, have reached a broad quantum advantage, and they may never reach such advantage. Achieving a broad quantum advantage will be critical to the success of any quantum computing company, including us. However, achieving quantum advantage would not necessarily lead to commercial viability of the technology that accomplished such advantage, nor would it mean that such system could outperform classical computers in tasks other than the one used to determine a quantum advantage.

Quantum computing technology, including broad quantum advantage, may take decades to be realized, if ever. If Quantum X Labs cannot develop quantum computers that have quantum advantage, customers may not continue to purchase its products and services. If other companies’ quantum computers reach a broad quantum advantage prior to the time ours reaches such capabilities, it could lead to a loss of customers. If any of these events occur, it could have a material adverse effect on its business, financial condition or results of operations.

An element of its business is currently dependent upon its relationship with its cloud providers. There are no assurances that Quantum X Labs will be able to commercialize quantum computers from its relationships with cloud providers.

Quantum X Labs currently uses its QECC on public clouds provided by AWS’s Amazon Braket, Microsoft’s Azure Quantum, and the Google Cloud Marketplace. The companies that own these public clouds have internal quantum computing efforts that are competitive to its technology. There is risk that one or more of these public cloud providers could use their respective control of their public clouds to embed innovations or privileged interoperating capabilities in competing products, bundle competing products, provide us with unfavorable pricing, leverage their public cloud customer relationships to exclude us from opportunities, and treat us and its end users differently with respect to terms and conditions or regulatory requirements than they would treat their similarly situated customers. Further, they have the resources to acquire or partner with existing and emerging providers of competing technology and thereby accelerate adoption of those competing technologies. All of the foregoing could make it difficult or impossible for us to provide products and services that compete favorably with those of the public cloud providers.

Any material change in its contractual and other business relationships with its public cloud providers could result in harm to its brand and reputation and reduced use of its systems, which could have a material adverse effect on its business, financial condition and results of operations.

The quantum computing and networking industry is competitive on a global scale and Quantum X Labs may not be successful in competing in this industry or establishing and maintaining confidence in its long-term business prospects among current and future partners and customers.

The markets in which Quantum X Labs operates are rapidly evolving and highly competitive. As these markets continue to mature and new technologies and competitors enter such markets, Quantum X Labs expects competition to intensify. Quantum X Labs’ current competitors include (among others):

●	large, well-established tech companies that generally compete in all of its markets, including Amazon, Google, IBM, Intel, and Microsoft;

●	countries such as the United States, China, Russia, Australia, Canada, the United Kingdom, and certain countries in the European Union;
●	less-established public and private companies with competing technology, including companies located outside the United States; and
●	new or emerging entrants seeking to develop competing technologies.

Quantum X Labs competes based on various factors, including technology, price, performance, multi-cloud availability, brand recognition and reputation, customer support and differentiated capabilities, including ease of administration and use, scalability and reliability, data governance and security. Many of its competitors have substantially greater brand recognition, customer relationships, and financial, technical and other resources, including an experienced sales force and sophisticated supply chain management. They may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements and buying practices or to cross-subsidize their quantum offerings from their other higher margin operations. In addition, many countries are focused on developing quantum solutions either in the private or public sector and may subsidize quantum computers or quantum networks, which may make it difficult for us to compete. Many of these competitors do not face the same challenges Quantum X Labs does in growing its business. In addition, other competitors might be able to compete with us by bundling their other products in a way that does not allow us to offer a competitive solution.

Additionally, Quantum X Labs must be able to achieve its objectives in a timely manner or quantum computing and networking may lose ground to competitors, including competing technologies. Because there are a large number of market participants, including certain sovereign nations, focused on developing quantum computing and networking technology, Quantum X Labs must dedicate significant resources to achieving any technical objectives on the timelines established by its management team. Any failure to achieve objectives in a timely manner could adversely affect its business, operating results and financial condition.

For all of these reasons, competition may negatively impact its ability to maintain and grow consumption of its platform or put downward pressure on its prices and gross margins, any of which could materially harm its reputation, business, results of operations, and financial condition.

The quantum computing and networking industry is in its early stages and volatile, and if it does not develop, if it develops slower than Quantum X Labs expects, if it develops in a manner that does not require use of its quantum computing solutions, if it encounters negative publicity or if its solution does not drive commercial engagement, the growth of its business will be harmed.

The nascent market for quantum computers and networks is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing customer demands and behaviors. If the market for quantum computers and networks in general does not develop as expected, or develops more slowly than expected, its business, prospects, financial condition and operating results could be harmed.

In addition, its growth and future demand for its products is highly dependent upon the adoption of quantum computers and networks and commercially useful quantum algorithms to run on quantum computers by developers and customers, as well as on its ability to demonstrate the value of quantum computing to its customers. Delays in future generations of its quantum computers or technical failures at other quantum computing and networking companies could limit market acceptance of its solution. Negative publicity concerning its solution or the quantum computing and networking industry as a whole could limit market acceptance of its solution. Quantum X Labs believes quantum computing will solve many large-scale problems. However, such problems may never be solvable by quantum computing technology, or may only be solvable by systems that are more technologically mature than Quantum X Labs currently expects. If its clients and partners do not perceive the benefits of its solution, or if its solution does not drive customer engagement, then its market may not develop at all, or it may develop slower than Quantum X Labs expects. If any of these events occur, it could have a material adverse effect on its business, financial condition or results of operations. If progress towards quantum advantage ever slows relative to expectations, it could adversely impact revenues and customer confidence to continue to pay for testing, access and “quantum readiness.” This would adversely affect revenues in the period before quantum advantage.

Quantum X Labs may to face supply chain issues that could delay the introduction of its product and negatively impact its business and operating results.

Quantum X Labs is reliant on third-party suppliers, including sole source suppliers, for components necessary to develop and manufacture its quantum computing and networking solutions. As its business grows, Quantum X Labs must continue to scale and adapt its supply chain or it could have an adverse impact on its business. Any of the following factors (and others) could have an adverse impact on the availability of these components necessary to its business:

●	its inability to enter into agreements with suppliers on commercially reasonable terms, or at all;
●	inability of suppliers to mature their operations in line with its growth and to meet its evolving requirements;
●	a significant increase in the price of one or more components, including due to industry consolidation occurring within one or more component supplier markets or as a result of decreased production capacity at manufacturers;
●	any reductions or interruption in supply, including disruptions on its global supply chain as a result of the global chip shortage, geopolitical tensions in and around Ukraine, Israel and other areas of the world and any indirect effects thereof;
●	financial problems of either manufacturers or component suppliers;
●	intentional sabotage by a malicious actor or actors;
●	significantly increased raw material costs and other expenses associated with its business;
●	difficulty obtaining raw materials that meet its quality standards;
●	significantly increased freight charges, disruptions in shipping or reduced availability of freight transportation;
●	imposition of, or increase in, tariffs, trade protection measures, or import and export controls by the United States or other countries;
●	reduced access to raw materials due to suppliers entering into exclusivity arrangements with its competitors;
●	other factors beyond its control or that Quantum X Labs does not presently anticipate, could also affect its suppliers’ ability to deliver components to us on a timely basis;
●	a failure to develop its supply chain management capabilities and recruit and retain qualified professionals;
●	a failure to adequately authorize procurement of inventory by its contract manufacturers; or
●	a failure to appropriately cancel, reschedule, or adjust its requirements based on its business needs.

If any of the aforementioned factors were to materialize, it could cause us to delay or halt production of its quantum computing and networking solutions and/or entail higher manufacturing costs, any of which could materially adversely affect its business, operating results, and financial condition and could materially damage customer relationships.

If Quantum X Labs cannot successfully execute on its strategy, including in response to changing customer needs and new technologies and other market requirements, or achieve its objectives in a timely manner, its business, financial condition and results of operations could be harmed.

The quantum computing and networking market is characterized by rapid technological change, changing user requirements, uncertain product lifecycles and evolving industry standards. Quantum X Labs believes that the pace of innovation will continue to accelerate as technology changes and different approaches to quantum computing mature on a broad range of factors, including system architecture, error correction, performance and scale, integration with classical computing resources, ease of programming, user experience, markets addressed, types of data processed, and data governance and regulatory compliance. Quantum X Labs’ future success depends on its ability to continue to innovate and increase customer adoption of its quantum computers and networks. If Quantum X Labs is unable to enhance its quantum computing system to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, with better functionality, more conveniently, or more securely than its platform, its business, financial condition and results of operations could be adversely affected.

If Quantum X Labs is unable to maintain its current strategic partnerships or Quantum X Labs is unable to develop future collaborative partnerships, its future growth and development could be negatively impacted.

Quantum X Labs has entered into, and may enter into, strategic partnerships to develop and commercialize its current and future research and development programs with other companies to accomplish one or more of the following:

●	obtain expertise in relevant markets;
●	obtain sales and marketing services or support;
●	obtain equipment and facilities;
●	develop relationships with potential future customers; and
●	generate revenue.

Quantum X Labs may not be successful in establishing or maintaining suitable partnerships, and Quantum X Labs may not be able to negotiate collaboration agreements having terms satisfactory to us, or at all. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner’s performance under any such arrangements could harm its business and financial condition.

Quantum X Labs’ business depends on its customers’ abilities to implement useful quantum algorithms and sufficient quantum resources for their business. If they are unable to do so, including due to their algorithmic challenge or other technical or personnel dilemmas, its growth may be negatively impacted.

Quantum X Labs has entered into, and may enter into, contracts, partnerships and other arrangements with customers to develop, test and run quantum algorithms specific to their business. The success of these contracts and partnerships is dependent on its customer’s ability to identify, implement, and realize useful and scalable algorithms for their portfolio at a speed commensurate with the pace of hardware, software, and technological development. These arrangements are also dependent on the availability of time and resources to develop and optimize these algorithms. The development and optimization of these algorithms is reliant on employing sufficient talent familiar with quantum computing and quantum networking, unique skills that require special training and education. If the market fails to train a sufficient number of engineers, researchers and other key quantum personnel, its customers may not find sufficient talent to partner with us to solve these problems. To the extent its customers are unable to effectively develop or utilize resources to advance algorithmic-use cases, its business, operating results and financial condition may be adversely impacted.

Quantum X Labs is highly dependent on its key employees who have specialized knowledge, and its ability to attract and retain senior management and other key employees is critical to its success.

Quantum X Labs’ future success is highly dependent on its ability to attract and retain its certain key employees and other qualified personnel, including its employees who have specialized knowledge and its employees from acquired businesses. Quantum X Labs has experienced in the past, and as Quantum X Labs builds its brand and becomes more well known, there is increased risk that Quantum X Labs may further experience in the future, competitors or other companies hiring its personnel. The loss of the services provided by these individuals could adversely impact the achievement of its business strategy. These individuals could leave its employment at any time, as they are “at will” employees. A loss of one of its key employees, particularly to a competitor, could also place us at a competitive disadvantage. Effective succession planning is important to its long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder its strategic planning and execution.

Quantum X Labs’ future success also depends on its continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for highly skilled workers and leaders in the quantum computing industry is extremely competitive. In particular, hiring qualified personnel specializing in engineering, software development and sales, as well as other technical staff and research and development personnel is critical to its business and the development of its quantum computing and networking systems. Some of these professionals are hard to find and Quantum X Labs may encounter significant competition in its efforts to hire them. Many of the other companies with which Quantum X Labs competes for qualified personnel have greater financial and other resources than Quantum X Labs does. The effective operation of its supply chain, including the acquisition of critical components and materials, the development of its quantum computing and networking technologies, the commercialization of its quantum computing and networking technologies and the effective operation of its managerial and operating systems all depend upon its ability to attract, train and retain qualified personnel in the aforementioned specialties. Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations, including changes following the recent U.S. federal elections, could impair its ability to attract and retain highly qualified employees. If Quantum X Labs cannot attract, train and retain qualified personnel, in this competitive environment, Quantum X Labs may experience delays in the development of its quantum computing and networking technologies and be otherwise unable to develop and grow its business as projected, or even at all.

Quantum X Labs’ future growth and success depends in part on its ability to sell effectively to government entities and large enterprises.

Quantum X Labs’ customers and potential customers include domestic and international government agencies and large enterprises. Therefore, its future success will depend on its ability to effectively sell its products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase its solutions. Sales to government agencies can be priced as fixed fee development contracts, which involve additional risks. Cost-plus and time-and-materials contracts can adversely affect its results of operations and financial condition if its costs do not qualify as allowable costs under applicable regulations. In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangement. Additionally, such government contracts may limit its ability to do business with foreign governments or prevent us from selling its products in certain countries.

Government agencies and large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. Quantum X Labs’ contracts with government agencies are typically structured in phases, with each phase subject to satisfaction of certain conditions. As a result, the actual scope of work performed pursuant to any such contracts, in addition to related contract revenue, could be less than total contract value. In addition, product purchases by such organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, these organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers and could lead to lower revenue results than originally anticipated.

Additionally, changes in government spending could have adverse consequences on its financial position, results of operations and business. Quantum X Labs’ anticipated future revenues from the U.S. government result from contracts awarded under various U.S. government programs. Cost cutting, including through consolidation and elimination of duplicative organizations, has become a major initiative for certain departments within the U.S. government. The funding of its programs is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors, including geo-political events and macroeconomic conditions.

Significant reduction in U.S. government spending could have long-term consequences for its size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of its programs, which could negatively impact its results of operations and financial condition.

Risks Related to Quantum X Labs’ Intellectual Property

If Quantum X Labs is unable to obtain and maintain effective intellectual property rights for its products, Quantum X Labs may not be able to compete effectively in its markets.

Quantum X Labs’ ability to protect its intellectual property is paramount to its business. Quantum X Labs relies upon a combination of protections afforded to owners of patents, designs, copyrights, trade secrets, and trademarks, along with employee and third-party nondisclosure agreements and other contractual restrictions to establish and protect Quantum X Labs’ intellectual property rights. In addition, industry know-how and unpatented trade secrets in the fields of research, development and engineering are an important aspect of its business by ensuring that its technology and strategic business assets remain confidential. Quantum X Labs pursues patent protection when it develops a patentable invention and the benefits of obtaining a patent outweigh the risks of making the invention public through patent filings.

Quantum X Labs cannot offer any assurances about which, if any, patent applications will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any new products that Quantum X Labs may develop.

Even if patents do successfully issue, and even if such patents cover its products, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, its patent applications and any future patents may not adequately protect its intellectual property, provide exclusivity for its new products, or prevent others from designing around its claims. Any of these outcomes could impair its ability to prevent competition from third parties, which may have an adverse impact on its business.

If Quantum X Labs cannot obtain and maintain effective patent rights for its products, Quantum X Labs may not be able to compete effectively, and its business and results of operations would be harmed.

Intellectual property rights of third parties could adversely affect its ability to commercialize its products, and Quantum X Labs might be required to litigate or obtain licenses from third parties in order to develop or market its product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.

It is inherently difficult to conclusively assess its freedom to operate without infringing on third party rights. Quantum X Labs’ competitive position may be adversely affected if existing patents or patents resulting from patent applications issued to third parties or other third-party intellectual property rights are held to cover its products or elements thereof, or its manufacturing or uses relevant to its development plans. In such cases, Quantum X Labs may not be in a position to develop or commercialize products or its product candidates unless Quantum X Labs successfully pursues litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may also be pending patent applications that if they result in issued patents, could be alleged to be infringed by its new products. If such an infringement claim should be brought and be successful, Quantum X Labs may be required to pay substantial damages, be forced to abandon its new products or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that Quantum X Labs has failed to identify relevant third-party patents or applications. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and in most of the other countries are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering its new products or platform technology could have been filed by others without its knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover its platform technologies, its new products or the use of its new products. Third party intellectual property right holders may also actively bring infringement claims against us. Quantum X Labs cannot guarantee that Quantum X Labs will be able to successfully settle or otherwise resolve such infringement claims. If Quantum X Labs is unable to successfully settle future claims on terms acceptable to us, Quantum X Labs may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in pursuing the development of and/or marketing its new products. If Quantum X Labs fails in any such dispute, in addition to being forced to pay damages, Quantum X Labs may be temporarily or permanently prohibited from commercializing its new products that are held to be infringing. Quantum X Labs might, if possible, also be forced to redesign its new products so that Quantum X Labs no longer infringes the third party’s intellectual property rights. Any of these events, even if Quantum X Labs were ultimately to prevail, could require us to divert substantial financial and management resources that Quantum X Labs would otherwise be able to devote to its business.

Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of its patent applications and the enforcement or defense of any issued patents.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of any patents that may issue from its patent applications or narrow the scope of its patent protection. The laws of foreign countries may not protect its rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Quantum X Labs therefore cannot be certain that it was the first to file the invention claimed in its owned and licensed patent or pending applications, or that Quantum X Labs or its licensor were the first to file for patent protection of such inventions. Assuming all other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention without undue delay in filing is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. Since March 15, 2013, the United States has moved to a first to file system. Changes to the way patent applications will be prosecuted could increase the uncertainties and costs surrounding the prosecution of its patent applications and the enforcement or defense of any issued patents, all of which could have a material adverse effect on its business and financial condition.

Quantum X Labs may be involved in lawsuits to protect or enforce its intellectual property, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe its intellectual property. If Quantum X Labs were to initiate legal proceedings against a third party to enforce a patent covering one of its new products, the defendant could counterclaim that the patent covering its product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or USPTO, or made a misleading statement, during prosecution. The validity of U.S. patents may also be challenged in post-grant proceedings before the USPTO. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

Derivation proceedings initiated by third parties or brought by us may be necessary to determine the priority of inventions and/or their scope with respect to its patent or patent applications or those of its licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Quantum X Labs’ business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Quantum X Labs’ defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract its management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on its ability to raise the funds necessary to continue its research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring its new products to market.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of its confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of its ordinary shares.

Quantum X Labs may be subject to claims challenging the inventorship of its intellectual property.

Quantum X Labs may be subject to claims that former employees, collaborators or other third parties have an interest in, or right to compensation, with respect to its current patent and patent applications, future patents or other intellectual property as an inventor or co-inventor. For example, Quantum X Labs may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing its products. Litigation may be necessary to defend against these and other claims challenging inventorship or claiming the right to compensation. If Quantum X Labs fails in defending any such claims, in addition to paying monetary damages, Quantum X Labs may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on its business. Even if Quantum X Labs is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Quantum X Labs may not be able to protect its intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on products, as well as monitoring their infringement in all countries throughout the world would be prohibitively expensive, and its intellectual property rights in some countries can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States.

A substantial part of its potential commercial success will depend on its ability to maintain, establish and protect its intellectual property assets, maintain trade secret protection, register copyrights and trademarks, and operate without infringing the proprietary rights of third parties. Quantum X Labs cannot assure investors that any of its currently pending or future patent applications will result in issued patents and Quantum X Labs cannot predict how long it will take for such patent applications to issue as patents. There is a further risk that the claims of each patent application, as filed, may change in scope during examination by the patent offices. Further, if and where a patent is granted, there can be no guarantee that such patent will be valid or enforceable or that the patent will be granted in other jurisdictions.

Competitors may use its technologies in jurisdictions where Quantum X Labs has not obtained patent protection to develop their own products and may also export otherwise infringing products to territories where Quantum X Labs has patent protection, but enforcement is not as strong as that in the United States. These products may compete with its products. Future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, which could make it difficult for us to stop the marketing of competing products in violation of its proprietary rights generally. Proceedings to enforce its patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert its efforts and attention from other aspects of its business, could put its future patents at risk of being invalidated or interpreted narrowly and its patent applications at risk of not issuing and could provoke third parties to assert claims against us. Quantum X Labs may not prevail in any lawsuits that Quantum X Labs initiates, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, its efforts to monitor and enforce its intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from intellectual property that Quantum X Labs develops or licenses.

Quantum X Labs may become subject to claims for remuneration or royalties for assigned service invention rights by its employees, which could result in litigation and adversely affect its business.

A significant portion of Quantum X Labs’ intellectual property has been developed by its employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967, or the Patent Law, inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent an agreement between the employee and employer providing otherwise. The Patents Law also provides that if there is no agreement between an employer and an employee determining whether the employee is entitled to receive consideration for service inventions and on what terms, this will be determined by the Israeli Compensation and Royalties Committee, or the Committee, a body constituted under the Patents Law. Case law clarifies that the right to receive consideration for “service inventions” can be waived by the employee and that in certain circumstances, such waiver does not necessarily have to be explicit. The Committee will examine, on a case-by-case basis, the general contractual framework between the parties, using interpretation rules of the general Israeli contract laws. Further, the Committee has not yet determined one specific formula for calculating this remuneration, but rather uses the criteria specified in the Patents Law. Although Quantum X Labs generally enters into agreements with its employees pursuant to which such individuals assign to us all rights to any inventions created during and as a result of their employment with us, Quantum X Labs may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, it could be required to pay additional remuneration or royalties to its current and/or former employees, or be forced to litigate such monetary claims (which will not affect its proprietary rights), which could negatively affect its business.

Risks Related to Our Common Stock

Raising additional capital or the issuance of additional equity securities would cause dilution to our existing stockholders and may affect the rights of existing stockholder or the market price of our common stock.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic arrangements. To the extent that we raise additional capital through the issuance of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a holder of our common stock.

In addition, our authorized share capital consists 500,000,000 shares of capital stock, including 490,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 26, 2026, we had 13,336,392 shares of common stock issued and no shares of preferred stock issued and outstanding. As of March 26, 2026, we also had (i) warrants to purchase 11,695,211 shares of common stock outstanding; (ii) 862,004 shares of common stock issuable upon the conversion of outstanding convertible debt; and (iii) 862,004 shares of common stock issuable upon the exercise of warrants that are issuable upon the conversion of the outstanding convertible debt. In addition, we may issue up to an additional 12,702,847 shares of common stock (or pre-funded warrants in lieu thereof) upon the achievement of certain milestones in connection with our acquisition of Quantum. Our board of directors may issue, or reserve for issuance, up to 2,713,613 shares of common stock that are reserved and available for future awards under the Viewbix Inc. 2023 Stock Incentive Plan, which might dilute your holdings substantially.

To the extent that shares of common stock or preferred stock are issued or options and warrants are exercised, holders of our ordinary shares will experience dilution. In addition, in the event of any future issuances of equity securities or securities convertible into or exchangeable for ordinary shares, holders of our ordinary shares may experience dilution. We also consider from time to time various strategic alternatives that could involve issuances of additional ordinary shares, including but not limited to acquisitions and business combinations, but do not currently have any definitive plan to enter into any such transaction.

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

A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly.

Although our common stock is listed on the Nasdaq Capital Market and has been traded on the Nasdaq Capital Market since June 5, 2025, there has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for you to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

●	our quarterly or annual operating results;

●	changes in our earnings estimates;

●	investment recommendations by securities analysts following our business or our industry;

●	additions or departures of key personnel;

●	changes in the business, earnings estimates or market perceptions of our competitors;

●	our failure to achieve operating results consistent with securities analysts’ projections;

●	changes in industry, general market or economic conditions;

●	announcements of legislative or regulatory changes; and

●	natural disasters and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency), boycotts, adoption or expansion of government trade restrictions, and other business restrictions.

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially reduce our stock price.

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

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

We incur significant legal, accounting and other expenses as a public company. In addition, the Sarbanes-Oxley Act has imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second Annual Report on Form 10-K or the first Annual Report on Form 10-K following the date on which we are no longer an emerging growth company or a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the value of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on value of our securities, and could adversely affect our ability to access the capital markets.

We are a smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to such companies, our common stock may be less attractive to investors.

We are a smaller reporting company, (i.e. a company with “public float” held by non-affiliates with a market value of less than $250 million) and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If we fail to maintain compliance with the Nasdaq minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock delisted.

Our common stock is listed on the Nasdaq Capital Market. To maintain our listing, we are required to satisfy certain continued listing requirements, including, among other things, minimum bid price, minimum market value of publicly held shares, minimum stockholders’ equity (or other financial metrics), corporate governance requirements, and timely filing of periodic reports with the SEC.

There can be no assurance that we will be able to comply with Nasdaq’s continued listing standards in the future. If we fail to satisfy any of Nasdaq’s continued listing requirements, we may receive a deficiency notice from Nasdaq and, depending on the nature of the deficiency, may be afforded a limited period of time to regain compliance. However, certain deficiencies may not be subject to a cure period or may result in immediate delisting. If we do not regain compliance within any applicable cure period, or if Nasdaq determines that we are not eligible for a compliance period, Nasdaq may determine to delist our common stock.

On January 26, 2026, Nasdaq filed a rule proposal with the SEC that would permit the immediate suspension and delisting of a company listed on the Nasdaq Capital Market if its market value of listed securities remains below $5 million for 30 consecutive business days. As of the date of this Annual Report, our market value of listed securities is above $5 million.

If we do not meet Nasdaq’s continued listing requirements, our common stock could be delisted. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities and strategic alternatives. There can be no assurance that our common stock, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the Over-The-Counter Markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our common stock, reduce security analysts’ coverage of us and diminish investor, supplier and employee confidence. Additionally, the threat of delisting or the delisting of our common stock from the Nasdaq Capital Market could reduce the number of investors willing to hold or acquire our shares of common stock, thereby further restricting our ability to obtain equity financing, and it could reduce our ability to retain, attract and motivate our directors, officers and employees. In addition, as a consequence of any such delisting, our stock price could be negatively affected and our stockholders would likely find it more difficult to sell, or to obtain accurate quotations as to the prices of, our common stock. Accordingly, any failure to maintain compliance with Nasdaq’s continued listing requirements could have a material adverse effect on our business, financial condition, results of operations and the value of our common stock.

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

Were our common stock to become subject to the penny stock rules then this could result in U.S. broker-dealers becoming discouraged from effecting transactions in shares of our common stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. If we do not retain a listing on the Nasdaq Capital Market or do not meet certain net tangible asset or average revenue requirements and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Scrutiny of sustainability and environmental, social, and governance initiatives could increase our costs or otherwise adversely impact our business.

Public companies have recently faced scrutiny related to environmental, social, and governance (“ESG”) practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants and other stakeholder groups. Such scrutiny may result in increased costs, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations. If our ESG practices and reporting do not meet investor or other stakeholder expectations, we may be subject to investor or regulator engagement regarding such matters. Our failure to comply with any applicable ESG rules or regulations could lead to penalties and adversely impact our reputation, access to capital and employee retention. Such ESG matters may also impact our third-party contract manufacturers and other third parties on which we rely, which may augment or cause additional impacts on our business, financial condition, or results of operations

Our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk.

Our business depends on the economic health of the global economies. If the conditions in the global economies remain uncertain or continue to be volatile, or if they deteriorate, including as a result of the impact of military conflict, such as the war between Russia and Ukraine, terrorism or other geopolitical events, our business, operating results and financial condition may be materially adversely affected. Economic weakness, inflation and increases in interest rates, limited availability of credit, liquidity shortages and constrained capital spending have at times in the past resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively affect our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

In addition, increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to alter our operating plans. In addition, there is a risk that one or more of our service providers, financial institutions, manufacturers, suppliers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

Risks Related to our Operations in Israel

Conditions in Israel, including Israel’s conflicts with Hamas and other parties in the region, as well as political and economic instability, may impede our ability to operate and harm our financial results.

All of our operations are conducted in Israel and all members of our board of directors and management as well as all of our employees and consultants, including employees of our service providers, are located in Israel. Accordingly, political, economic and military conditions in the Middle East may affect our business directly. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region, including Iran, Hamas (an Islamist militia and political group in the Gaza Strip) and Hezbollah (an Islamist militia and political group in Lebanon).

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

Since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon, and in November 2024, a ceasefire was brokered between Israel and Hezbollah. In March 2026, hostilities resumed along Israel’s northern border with Lebanon, when Hezbollah resumed its attacks as part of a broader regional escalation. In response, Israel resumed military operations against Hezbollah in Lebanon.

In addition, in April 2024 and October 2024, Iran launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. In addition, in response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 13, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. While a ceasefire was reached in June 2025 following 12 days of hostilities, on February 28, 2026, the United States and Israel launched coordinated military strikes against Iran, including attacks on strategic military infrastructure and leadership targets, with the stated aim of degrading Iran’s capacity to conduct or support hostile operations against them. In response, Iran has fired missiles and drones toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region. A broader regional conflict involving additional state and non-state actors remains a significant risk. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Continued military escalation, retaliatory actions, or broader regional involvement may adversely affect economic conditions, disrupt markets, and create uncertainty that could negatively impact our business, financial condition and results of operations.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. None of our directors, officers, employees or consultants were called to reserve duty and there has been no material impact on our business from past reserve services. Although many of such military reservists have since been released, they may be called up for additional reserve duty, depending on developments in the war in Gaza and along Israel’s other borders. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date of this Annual Report, none of our directors, officers, employees or consultants are serving in active or reserve duty.

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced disruptions to our product or business development activities. However the intensity and duration of the security situation in Israel have been difficult to predict, as are the economic implications on our business and operations and on Israel’s economy in general. If the war continues for a long period of time or expands to other fronts, our operations may be harmed.

Our insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East or for any resulting disruption in our operations. Although the Israeli government has in the past covered the reinstatement value of direct damages that were caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred, and the government may cease providing such coverage or the coverage might not suffice to cover potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings.

We anticipate being subject to fluctuations in currency exchange rates because our reporting and functional currency is the U.S. dollar. Our revenues are currently primarily payable in U.S. dollars and we expect our future revenues to be denominated primarily in U.S. dollars and Euros. However, certain amount of our expenses is in NIS. As a result, our operating results are exposed primarily to movements in the USD/NIS. In addition, we are exposed to the currency fluctuation risks relating to the recording of our expenses in U.S. dollars. We may, in the future, decide to enter into currency hedging transactions. These measures, however, may not adequately protect us from material adverse effects. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation or devaluation (if any) of the shekel against the dollar. Appreciation of the NIS against the U.S. dollar increases the U.S. dollar cost of our NIS denominated expenses and may adversely impact our net loss or net income (if any). Based on our 2025 expense levels, a 10% appreciation of the NIS against the U.S. dollar would have increased our net loss by approximately $119 thousand.

Foreign exchange rates may fluctuate due to many factors, including interest rate differentials between markets, capital flows, monetary policy decisions, geopolitical events, global macroeconomic developments, and investor sentiment toward Israel and regional markets. These factors may cause the NIS to appreciate or depreciate against the U.S. dollar independent of local inflation levels. If the NIS strengthens without a corresponding increase in our foreign currency revenues, our U.S. dollar measured costs will rise.

The value of the NIS relative to the U.S. dollar, and other currencies has fluctuated significantly. For example, the shekel appreciated on average by 12.5% relative to the U.S. dollar in 2025, after depreciating by 0.4% in 2024 and by 3.1% in 2023, thereby increasing, in 2025, the U.S. dollar cost of our shekel denominated expenses. Any significant revaluation of the NIS may materially and adversely affect our cash flows, revenues, and financial condition. Fluctuations in the NIS exchange rate, or even the appearance of instability in such exchange rate, could adversely affect our ability to operate our business.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 3 Hanehoshet St, Building B, 7th floor, Tel Aviv, Israel 6971068, which we have been occupying since July 1, 2024. We pay a monthly fee of $5,400 for the lease of these offices, which we rent on a monthly basis.

In February 2026, we entered into a new lease agreement for office premises located at Atrium Tower, 2 Jabotinsky Street, Ramat Gan, Israel 5252903. The new facilities are expected to become available for occupancy on April 1, 2026. The lease term is for an initial period of six months, with an option to automatically extend for additional six month periods. The monthly rental payment will be NIS 16,500 (approximately $5,300).

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY

Market Information

Our common stock is currently quoted on the Nasdaq Capital Market under the symbol “VBIX”. Our common stock has been traded on the Nasdaq since July 5, 2025.

Holders of common stock

As of December 31, 2025, there were approximately 2,707 stockholders of record of our common stock and 10,670,392 shares of our common stock outstanding.

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

Outstanding Warrants

The following table summarizes information of outstanding warrants as of December 31, 2025:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	32,584	July 2029	53.76	32,584
Class K Warrants	32,584	July 2029	89.60	32,584
June 2024 Facility Warrants	18,257	June 2027	1.00	18,257
June 2024 Lead Lender Fee Warrant	155,884	June 2027	1.00	155,884
June 2024 Lead Lender Fee Warrants	5,296,610	June 2027	0.472	5,296,610
2024 PIPE Warrants	57,190	July 2027	1.00	57,190
2025 July Private Placement - pre-funded warrants	56,584	Until exercised in full	0.00	56,584
2025 July Private Placement – common warrants	925,923	January 2031	4.74	925,923

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report, the Company has authorized 2,713,613 shares of common stock for issuance under our 2023 Stock Incentive Plan (the “2023 Plan”). We do not grant options under our 2017 Employee Incentive Plan (the “2017 Plan”) as it was superseded by the 2023 Plan.

The following table summarizes information of outstanding options as of December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders (2017 Plan)	-	-	33,333
Equity compensation plans approved by security holders (2023 Plan)	-	-	2,713,613

2023 Stock Incentive Plan

The maximum number of shares of common stock available for issuance under the 2023 Plan is equal to the sum of (i) 625,000 shares of common stock plus (ii) an annual increase on the first day of each year beginning in 2024 and on January 1st of each calendar year thereafter and through January 1, 2034, equal to the lesser of (A) 5% of our outstanding capital stock on the last day of the immediately preceding calendar year; and (B) such smaller amount as determined by our Board of Directors if so determined prior to January 1 of a calendar year in which the increase will occur, provided that no more than 625,000 shares of common stock may be issued upon the exercise of Incentive Stock Options. On July 11, 2025, our Board of Directors approved an increase in the number of shares of common stock reserved for issuance under the 2023 Plan by up to 2,713,613 shares of common stock.

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

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Overview

Viewbix is a digital advertising platform that develops and markets a variety of technological platforms that automate, optimize and monetize digital online campaigns. Viewbix’s operations were previously focused on analysis of the video marketing performance of its clients as well as the effectiveness of their. With the Video Advertising Platform, Viewbix allowed its clients with digital video properties the ability to use its platforms in a way that allows viewers to engage and interact with the video. The Video Advertising Platform measures when a viewer performs a specific action while watching a video and collects and reports the results to the client. However, due to the Company’s failure to meet predetermined sales targets which were set pursuant to the recapitalization transaction with Gix Internet Ltd. in January 2020, the Company determined to reduce its operations and the size of its sales and R&D team in the Digital Advertising Platform.

The Company, through its subsidiary, Gix Media, is focused on digital advertising operations the Search Platform. Gix Media develops and markets a variety of technological software solutions that automate, optimize and monetize online campaigns. These technological tools enable advertisers and website owners to earn more from their advertising campaigns and generate additional profits from their sites. Through the Search Platform, the Company provides services to leading Search Engines worldwide by developing, marketing and distributing software products to internet users. The operations and activity on this platform are powered by Gix Media.

Until November 2025, in addition to Gix Media’s Search Platform, the Company, through a previous majority-owned subsidiary of Gix Media, Cortex, operated a digital content platform, which produced engaging content and marketing material in various languages to various target audiences, in order to generate revenues from advertisements displayed together with the content, which are posted on digital content, marketing and advertising platforms. Following the Cortex Sale (as defined below), the Company only operates the Search Platform.

The Company, through its wholly-owned subsidiary, Quantum, is focused on developing and promoting quantum algorithms for the transportation, drug discovery and security segments as well as developing quantum-based GPS replacement and quantum atom accuracy solutions. Quantum currently owns and operates six portfolio-companies, each dealing with a different quantum segment and challenge. Quantum’s proprietary intellectual property portfolio, including an innovative patent in quantum error correction, sub-licensed in collaboration with Ramot, the technology transfer company of Tel Aviv University, addresses critical challenges in noisy intermediate-scale quantum devices by enabling efficient, real-time decoding of surface code errors—reducing computational overhead by up to 50% compared to traditional methods and supporting scalable fault-tolerant quantum computing.

The Company, through its wholly-owned subsidiary, Metagramm, is focused on artificial intelligence (AI) and natural language processing (NLP) communication-based solutions. Metagramm specializes in developing advanced writing assistance tools that leverage artificial intelligence, machine learning and natural language processing technologies. Metagramm’s main product, “Bubbl” is a writing tool designed to provide personalized and customized text tailored to the user’s unique expression and can translate various languages into English. Metagramm licenses its products on a subscription basis to businesses and individual customers.

Recent Developments

Quantum Acquisition

On December 15, 2025, we entered into a securities exchange agreement (the “Quantum Exchange Agreement”) with Quantum and certain of the shareholders of Quantum (the “Quantum Shareholders”) pursuant to which we agreed to issue to the Quantum Shareholders an aggregate of up to 40.0% of our issued and outstanding capital stock as of December 15, 2025, inclusive of the 800,000 shares of our common stock issuable by us in a private placement offering that we entered into in November 2025 (the “Private Placement Shares”), consisting of (i) up to 2,666,000 shares of our common stock, representing 19.99% of our issued and outstanding capital stock (the “Viewbix Exchange Shares”), inclusive of the Private Placement Shares, and (ii) pre-funded warrants to purchase up to 4,447,595 shares of our common stock, representing the balance of up to the 40.0%, as of December 15, 2025, less the Viewbix Exchange Shares (the “Viewbix Exchange Pre-Funded Warrants”), in exchange for up to 100%, but not less than 85%, of Quantum’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to an amount up to 589,319 of Quantum’s ordinary shares.

In addition, pursuant to the Quantum Exchange Agreement, we may issue up to 12,702,847 additional shares of our common stock or pre-funded warrants to purchase shares of our common stock (collectively, the “Earn-Out Securities”), upon the achievement of certain milestones as follows: (i) the issuance of up to 1,975,998 Earn-Out Securities upon the submission of five (5) patent applications including provisional applications in total, across at least three (3) distinct sub-fields within the quantum sector, by the Quantum or any of its Portfolio Companies (as defined in the Quantum Exchange Agreement) during the 18-month period following the Quantum Closing Date (as defined below), (ii) the issuance of up to 3,436,519 Earn-Out Securities upon the closing of listing, public offering, or an M&A Transaction (as defined in the Quantum Exchange Agreement) of any Portfolio Company of Quantum, at a pre-money valuation of no less than $20 million during the twenty four-month period following the Quantum Closing Date, and (iii) the issuance of up to 7,290,330 Earn-Out Securities upon the earlier of: (1) a capital raise of at least $10 million into either Viewbix or Quantum at a pre-money valuation of no less than $250 million; or (2) closing of any M&A Transaction of Quantum, at a pre-money valuation not less than $250 million during the 48-month period following the Quantum Closing Date. Pursuant to the Quantum Exchange Agreement, the Earn-Out Securities may become issuable to the Quantum Shareholders only following the 12-month anniversary of the Quantum Closing Date, and only upon achievement of the applicable earn-out milestones set forth above.

The Viewbix Exchange Shares and the shares of common stock k issuable upon the exercise of the Viewbix Exchange Pre-Funded Warrants issuable to the Quantum Shareholders will be subject to a 12-month lock-up period following the Quantum Closing Date, subject to certain exceptions. The Viewbix Exchange Pre-Funded Warrants and the pre-funded warrants issuable as Earn-Out Securities are, or will be, immediately exercisable upon issuance at an exercise price of $0.0001 per share and will not expire until exercised in full.

The transaction closed on March 4, 2026 (the “Quantum Closing Date”) and resulted in us acquiring 100% of Quantum’s issued and outstanding share capital on a fully diluted and post-closing basis and Quantum becoming a majority-owned subsidiary of Viewbix.

November 2025 PIPE

On November 5, 2025, we entered into a securities purchase agreement (the “Original SPA”) with certain accredited investors (the “Investors”) in connection with a private placement (the “November 2025 Private Placement”). The Original SPA as a closing condition had that we shall have entered into a definitive and binding agreement to acquire 100% of the share capital on a fully diluted basis of Quantum. As of January 1, 2026, we had entered into a definitive and binding agreement to acquire only 85.01% of the share capital on a fully diluted basis of Quantum (the “Quantum Acquisition”). Accordingly, we and the Investors have amended certain terms of the November 2025 Private Placement.

On January 1, 2026, we entered into an amended and restated securities purchase agreement (the “November 2025 Purchase Agreement”) with the Investors pursuant to which we issued and sold an aggregate of 800,000 shares of our common stock (the “November 2025 Private Placement Shares”). Each November 2025 Private Placement Share was sold together with a number of warrants equal to the 80% of the total number of November 2025 Private Placement Shares sold in the November 2025 Private Placement, or in total warrants to purchase up to an aggregate of 640,000 shares of our common stock (the “November 2025 Common Warrants” and together with the November 2025 Private Placement Shares, the “November 2025 PIPE Securities”), at a combined purchase price of $1.75 per November 2025 Private Placement Share and accompanying November 2025 Common Warrant. The November 2025 Private Placement closed on March 4, 2026 (the “Closing Date”).

The November 2025 Common Warrants are immediately exercisable upon issuance at an exercise price of $2.625 per share, subject to adjustment as set forth therein, and will expire five years from the issuance date. The November 2025 Common Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares of our common stock underlying the November 2025 Common Warrants. A holder of the November 2025 Common Warrants will not have the right to exercise any portion of its November 2025 Common Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates or any other persons whose beneficial ownership of shares of our common stock would be aggregated with the holder’s or any of the holder’s affiliates), would beneficially own shares of common stock in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

In connection with the November 2025 Purchase Agreement, we entered into a registration rights agreement on November 5, 2025 (the “November 2025 Registration Rights Agreement”) with the Investors. Pursuant to the November 2025 Registration Rights Agreement, we are required to file a resale registration statement (the “November 2025 Registration Statement”) with the SEC to register for resale the November 2025 Private Placement Shares and the shares of our common stock issuable upon exercise of the November 2025 Common Warrants within thirty (30) calendar days after the Closing Date (the “Filing Date”), and to have such Registration Statement declared effective within sixty (60) calendar days after the Filing Date in the event the Registration Statement is not reviewed by the SEC, or ninety (90) calendar days of the Filing Date in the event the November 2025 Registration Statement is reviewed by the SEC. If, due to a shutdown or suspension of operations of the U.S. federal government or the SEC, the Registration Statement cannot be declared effective, the Corporation shall not be deemed to be in breach of the Registration Rights Agreement for failure to cause such Registration Statement to be declared effective during such period.

We also entered into an advisory agreement (the “Advisory Agreement”) with L.I.A. Pure Capital Ltd. (“the Advisor”) pursuant to which the Advisor provided advisory services in connection with the November 2025 Private Placement. We paid a commission to the Advisor of (i) a cash fee of $70,000 and (ii) a warrant to purchase 32,000 shares of our common stock (the “Advisor Warrant”), which was conditioned upon the closing of the November 2025 Private Placement. The Advisor Warrant has the same terms as the November 2025 Common Warrants. In addition, in connection with the closing of the November 2025 Private Placement, we repaid $200,000 of the outstanding loan amount owed to the Advisor pursuant to that certain Amended and Restated Facility Agreement, dated July 22, 2024, by and between Viewbix and by and between certain lenders including the Advisor.

Aggregate gross proceeds to us in respect of the November 2025 Private Placement were approximately $1.4 million, before deducting fees payable to the Advisor and other offering expenses payable by us. If the November 2025 Common Warrants are exercised in cash in full this would result in an additional $1.68 million of gross proceeds.

Sale of Cortex

On November 9, 2025, Gix Media, a wholly-owned subsidiary of the Company, Cortex, and the Founders entered into the Cortex Purchase Agreement with Pro Sportority, a subsidiary of Minute Media.

Pursuant to the Cortex Purchase Agreement, Pro Sportority acquired from Gix Media all of the issued and outstanding share capital of Cortex held by Gix Media, constituting 80% of Cortex’s issued and outstanding share capital, and, together with similar agreements entered into with the other shareholders of Cortex and the cancellation of all outstanding options, warrants, and other convertible securities of the Cortex, which resulted in Pro Sportority owning 100% of Cortex’s issued and outstanding share capital on a fully diluted basis. The Cortex Sale was signed and closed on November 9, 2025 (the “Cortex Closing”). As a result, Cortex became a wholly-owned subsidiary of Pro Sportority and Cortex ceased being a majority-owned direct subsidiary of Gix Media and an indirect subsidiary of Viewbix.

The aggregate consideration payable to Gix Media is $800,000, consisting of (i) $200,000 in cash, and (ii) $600,000 in the form of 5,161 newly issued Preferred J Shares of Minute Media (the “Minute Media Shares”), the most senior class of preferred shares of Minute Media. Minute Media retains a call option to repurchase the Minute Media Shares from Gix Media under certain conditions, including insolvency or a change of control of Gix Media.

Gix Media is subject to a two-year non-compete and non-solicitation covenant following the Cortex Closing.

As a result of the Cortex Sale, Cortex is presented as discontinued operations in our audited consolidated financial statements for the years ended December 31, 2025 and 2024.

July 2025 PIPE

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

In connection with the July 2025 Purchase Agreement, we entered into a registration rights agreement (the “July 2025 Registration Rights Agreement”) with each investor. Pursuant to the July 2025 Registration Rights Agreement, the Company was required to file a resale registration statement with the SEC (the “July 2025 PIPE Registration Statement”) to register for resale the shares of common stock issued in the July 2025 Private Placement and the shares of common stock issuable upon exercise of the pre-funded warrants and common warrants issued in the July 2025 Private Placement within fourteen (14) trading days of the signing date of the July 2025 Purchase Agreement (the “July 2025 PIPE Signing Date”) and to have such July 2025 PIPE Registration Statement declared effective within sixty (60) calendar days after the July 2025 PIPE Signing Date in the event the July 2025 PIPE Registration Statement is not reviewed by the SEC, or ninety (90) calendar days of the July 2025 PIPE Signing Date in the event the July 2025 PIPE Registration Statement is reviewed by the SEC. The Company filed the July 2025 PIPE Registration Statement on July 23, 2025, which was declared effective by the SEC on July 31, 2025.

In connection with the July 2025 Private Placement, the Company also entered into a letter agreement (the “July 2025 Placement Agent Agreement”) with Aegis Capital Corp., as placement agent (the “Placement Agent”) dated July 11, 2025, pursuant to which the Placement Agent served as the placement agent for in connection with the July 2025 Private Placement. The Company paid the Placement Agent a cash placement fee equal to 7.0% of the gross proceeds received in the July 2025 Private Placement and $50,000 for reasonable legal fees and disbursements for the Placement Agent’s counsel. In addition, pursuant to the July 2025 Placement Agent Agreement, the Company agreed to abide by certain customary standstill restrictions for a period of thirty (30) days following the later of the closing of the July 2025 Private Placement and the date that the July 2025 PIPE Registration Statement is declared effective by the SEC.

Aggregate gross proceeds to the Company in respect of the July 2025 Private Placement were approximately $4.5 million, before deducting fees payable to the Placement Agent and other offering expenses payable by us. If the warrants are exercised in cash in full this would result in an additional $4.4 million of gross proceeds. The July 2025 Private Placement closed on July 14, 2025.

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

Nasdaq Uplisting

On June 4, 2025, we issued a press release announcing that our shares of common stock, par value $0.0001 per share were approved for listing on the Nasdaq Capital Market. Our shares of common stock began trading under the symbol “VBIX” on The Nasdaq Capital Market on June 5, 2025 (the “Uplist”). Our shares of common stock were previously quoted on the OTC Markets, Pink Tier under the symbol “VBIX”, and ceased to be quoted on the OTC Markets, Pink Tier at the close of business on June 4, 2025.

Metagramm Acquisition

On March 24, 2025, we entered into a securities exchange agreement with Metagramm and the Metagramm Shareholders pursuant to which we issued to the Metagramm Shareholders an aggregate of 19.99% of our issued and outstanding capital stock on a pro rata and post-closing basis, equal to 1,323,000 shares of our common stock in exchange for 100% of Metagramm’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to 718,520 Metagramm ordinary shares. The transaction closed on March 24, 2025 and resulted in Metagramm becoming a wholly-owned subsidiary of Viewbix.

Financing Agreement

Effective as of January 29, 2025, Gix Media and Leumi entered into a fifth addendum, to a certain financing agreement with Leumi for the provision of a line of credit in the total amount of up to $3.5 million and a long-term loan totaling $6 million, which Gix Media used to finance the acquisition of Cortex on October 13, 2021 (the “Cortex Acquisition” and “Financing Agreement”), which was effective as of January 29, 2025, pursuant to which, inter alia: (i) the existing credit facility to Gix Media was extended to March 31, 2025; (ii) the repayment schedule of all outstanding obligations under the long term bank loans of Gix Media under the Financing Agreement, was deferred until the actual deposit by the Company in Gix Media’s account of an investment account equal to the amounts of the deferred long term bank loans owned by Gix Media (the “Investment Amount”), which in any event shall be no later than March 31, 2025 (the “Deposit Date”); (iii) upon such deposit date, all deferred payments shall be immediately repaid using the deposited amounts and any remaining amounts from any other sources; (iv) all remaining future due payments will be repaid as scheduled until the end of the updated terms of each long term bank loan. On March 30, 2025, Gix Media and Leumi entered into a sixth additional addendum to the Financing Agreement, which extended the Deposit Date until May 20, 2025. On July 8, 2025, Gix Media and Leumi entered into an agreement in respect of the Financing Agreement (the “July 2025 Repayment and Financing Agreement”), which further extended the Deposit Date until October 1, 2025. In connection with the July 2025 Repayment Financing Agreement, Gix Media agreed to repay $2.4 million to Leumi by October 1, 2025. In addition, in connection with the July 2025 Repayment Financing Agreement, as of October 1, 2025, Bank Leumi shall grant to Gix Media a loan in an amount equal to Gix Media’s then-current outstanding principal portion of the loan plus interest, fees and expenses. The loan shall accrue interest at Bank Leumi’s applicable rate as of October 1, 2025, shall be repaid on a monthly basis and shall have a term of 24 months. During July 2025, Gix Media repaid a total of $2.4 million to Bank Leumi in accordance with the July 2025 Repayment and Financing Agreement. On July 10, 2025, Gix Media received a new loan in the amount of $1.56 million to be repaid in 24 consecutive monthly payments beginning in October 2025, at an annual interest rate of SOFR + 4.92%.

Cortex Adverse Effect

On November 9, 2025, Gix Media completed the Cortex Sale, which resulted in Cortex ceasing to be a consolidated indirect subsidiary of the Company and a direct, majority-owned subsidiary of Gix Media. In addition, Cortex is presented as discontinued operations in the Company’s audited consolidated financial statements for the years ended December 31, 2025 and 2024. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Sale of Cortex” above.

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

Consolidated Results of Operations

Following the Cortex Sale, Cortex is presented as discontinued operations in the Company’s audited consolidated financial statements for the years ended December 31, 2025 and 2024. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Sale of Cortex” above and Note 3 to our consolidated financial statements.

Results of Operations during the year ended December 31, 2025, as compared to the year ended December 31, 2024

Revenues for the year ended December 31, 2025, were $1,569 thousand a decrease of $3,400 thousand as compared to $4,969 thousand for the year end December 31, 2024.

Our revenue from Gix Media’s Search Platform’s direct model was $1,518 thousand for the year ended December 31, 2025, compared to $3,200 thousand for the year ended December 31, 2024. During the year ended December 31, 2025, the number of search referrals to the Gix Major Customer conducted by users from the direct model was 21.51 million, compared to 55.1 million for the year ended December 31, 2024. The decrease in user search referrals is primarily due to changes and updates in internet browsers’ technology, which have reduced the scale of distribution of the Company’s products through the direct model. The Company anticipates that its revenues from add-ons to internet browsers will continue to decrease due to changes and updates in internet browsers’ technology while its revenues from the Search to Search model will increase.

Our revenue from Gix Media’s Search Platform’s indirect model was $25 thousand for the year ended December 31, 2025, compared to $1,769 thousand for the year ended December 31, 2024. During the year ended December 31, 2025, the number of search referrals to the Gix Major Customer conducted by users from the indirect model was 0.5 million, as compared to 42.1 million for the year ended December 31, 2024. The decrease in user search referrals through the indirect model is primarily due to: (i) a decrease in the number of searches received from Gix Media’s third-party strategic partners through the indirect model mainly as a result of decrease in the credit received from third-party strategic partners and (ii) global changes in a main Search Engine which led to reductions in search base advertising budgets of Gix Media’s customers. In order to increase the revenues from the Search Platform’s indirect model, the Company engaged with new third-party strategic partners in 2025.

Traffic acquisition and related costs for the year ended December 31, 2025, were $297 thousand, a decrease of $1,433 thousand as compared to $1,730 thousand for the year ended December 31, 2024. The reason for the decrease in the year ended December 31, 2025, is due to the decrease in revenues as compared to the year ended December 31, 2024, as mentioned above.

Research and development expenses for the year ended December 31, 2025, were $69 thousand as compared to $830 thousand for the year ended December 31, 2024. The reason for the decrease in the year ended December 31, 2025 is due to the expense reduction primarily in salaries and professional services during the year ended December 31, 2025.

Sales and marketing expenses for the year ended December 31, 2025, were $100 thousand as compared to $309 thousand for the year ended December 31, 2024. The reason for the decrease in the year ended December 31, 2025, is due to the expense reduction primarily in salaries, as compared to the year ended December 31, 2024.

General and administration expenses for the year ended December 31, 2025, were $1,625 thousand as compared to $1,853 thousand for the year ended December 31, 2024. The reason for the decrease in the year ended December 31, 2025, is due to expense reduction primarily in salaries, rental and headquarters expenses, offset by an increase due to higher professional services expenses in the period following the Uplist in the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Our depreciation and amortization expenses for the year ended December 31, 2025, were $848 thousand, a slight increase as compared to $813 thousand during the same period in the prior year.

Our other expenses were $814 thousand for the year ended December 31, 2025, compared to $271 during the year ended December 31, 2024. Other expenses for the year ended December 31, 2025, were primarily related to costs incurred in connection with the Uplist and registration for the resale of the Company’s common stock. Other expenses for the year ended December 31, 2024, were primarily related to costs incurred in connection with the Uplist which were offset by other income attributable to governmental grants received by Gix Media from the Israel Tax Authority in connection with the war in Israel.

Our net financial expense was $11,253 thousand for the year ended December 31, 2025, as compared to net financial expense of $2,610 thousand for the year ended December 31, 2024. The reason for the increase during the year ended December 31, 2025 is mainly attributable to financing expenses related to financial instruments arising from facility agreements entered into during June and July 2024, which are measured at fair value.

Our income tax benefit was $39 thousand for the year ended December 31, 2025, as compared to $131 thousand income tax expense for the year ended December 31, 2024. The reason for the increase in our income tax benefit during the year ended December 31, 2025, is due to the decrease in income before tax.

Net loss from discontinued operations decreased by $3,111 thousand to $7,417 thousand in the year ended December 31, 2025, as compared to $10,528 thousand for the year ended December 31, 2024. For further details regarding the amounts recorded in respect of discontinued operations in the years ended December 31, 2025 and 2024, please refer to note 3 to our consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2025, we had current assets of $1,652 thousand consisting of $1,018 thousand in cash and cash equivalents, $20 thousand in restricted deposits, $315 thousand in accounts receivable and $299 thousand in other current assets.

As of December 31, 2025, we had non-current assets of $9,105 thousand consisting of $12 thousand in deferred taxes, $56 thousand in property and equipment net, $600 thousand in financial assets measured at cost method, $2,045 thousand in intangible assets net and $6,392 thousand in goodwill.

As of December 31, 2025, we had $4,063 thousand in current liabilities consisting of $1,204 thousand in accounts payable, $951 thousand in other payables, $1,041 thousand in short term loans and current maturities of a long-term loans and $867 thousand in short-term convertible loans.

As of December 31, 2025, we had $1,705 thousand in non-current liabilities consisting of $586 thousand long-term loans, $793 thousand in earn out liability and $326 thousand in deferred taxes.

As of December 31, 2024, we had current assets of $7,752 thousand consisting of $24 thousand in cash and cash equivalents, $30 thousand in restricted deposits, $557 thousand in accounts receivable, $775 thousand in other current assets, $2,385 thousand in current assets of discontinued operations and $3,981 thousand in the loan to our parent company, in accordance with the Second Loan Agreement, as defined below.

As of December 31, 2024, we had non-current assets of $14,214 thousand consisting of $56 thousand in deferred taxes, $17 thousand in property and equipment net, $1,886 thousand in intangible assets net, $1,083 thousand in goodwill and $11,172 thousand in non-current assets of discontinued operations.

As of December 31, 2024, we had $12,929 thousand in current liabilities consisting of $2,442 thousand in accounts payable, $597 thousand in other payables, $4,544 thousand in short term loans and current maturities of a long-term loans, $29 thousand in embedded derivatives, $779 thousand in short-term convertible loans and $4,538 thousand in current liabilities of discontinued operations.

As of December 31, 2024, we had $1,530 thousand in non-current liabilities consisting of $496 thousand long-term loans, $222 thousand in deferred taxes and $812 thousand in non-current liabilities of discontinued operations.

We had a negative working capital of $2,411 thousand as of December 31, 2025, as compared to a negative working capital of $5,177 thousand as of December 31, 2024.

During the fiscal year ended December 31, 2025, we had negative cash flows from operating activities of continuing operations of $2,769 thousand as compared to positive cash flows from operating activities of continuing operations of $1,400 thousand during the year ended December 31, 2024. The reason for the decrease in the year ended December 31, 2025 is due to: (i) a decrease in changes in assets and liabilities items in an amount of $760 thousand during the year ended December 31, 2025 as compared an increase in the amount of $2,042 thousand during the year ended December 31, 2024 mainly due to fact that Gix Media paid approximately $1.13 million to the Service Providers as part of the settlement agreement, and (ii) an increase in the net loss continuing operations for the year ended December 31, 2025 in an amount of $9,820 thousand as compared to the year ended December 31, 2024 due to the decrease in the company’s revenues.

During the fiscal year ended December 31, 2025, we had negative cash flows from operating activities of discontinuing operations of $694 thousand as compared to positive cash flows from operating activities of discontinuing operations of $143 thousand during the year ended December 31, 2024.

During the fiscal year ended December 31, 2025, we had $151 thousand negative cash flow from investing activities of continuing operations as compared to $0 thousand cash flow from investing activities of continuing operations during the year ended December 31, 2024. The decrease in the cash flow from investing activities of continuing operations is due to net cash from the sale of Cortex shares.

During the fiscal year ended December 31, 2025, we had $0 thousand cash flow from investing activities of discontinuing operations as compared to $1 thousand negative cash flow from investing activities of discontinuing operations during the year ended December 31, 2024.

During the fiscal year ended December 31, 2025, we had $3,800 thousand positive cash flow from financing activities of continuing operations as compared to $2,113 thousand negative cash flow from financing activities of continuing operations during the year ended December 31, 2024. The increase was primarily attributable to proceeds of $2,222 thousand from the exercise of warrants in connection with facility agreements and a private placement, $4,023 thousand received under the July 2025 Purchase Agreement, net repayments of bank loans and convertible loans, which totaled $2,441 thousand compared to $2,242 thousand net repayments of bank loans and convertible loans during the year ended December 31, 2024.

During the fiscal year ended December 31, 2025, we had $170 thousand positive cash flow from financing activities of discontinuing operations as compared to $670 thousand negative cash flow from financing activities of discontinuing operations during the year ended December 31, 2024.

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

According to the Financing Agreement, Gix Media undertook to meet a financial covenant over the life of the loans. As of December 31, 2025, Gix Media is in compliance with the financial covenant in connection with the Financing Agreement.

Going Concern

During the period ended December 31 2025, we experienced a decrease in its revenues from the Search Platforms and Cortex’s digital content platform as a result of the Cortex Adverse Effect, a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the Search Segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the Search Segment, as a result of lack of availability of suppliers credit from such third party strategic partners. As a result of the foregoing, the Company’s operations were adversely affected.

As a result of such decreases, for the year ended December 31, 2025, we recorded an operating loss from continuing operations of $2,184 thousand compared to $837 thousand during the year ended December 31, 2024, and a net loss of $20,815 thousand compared to $14,106 thousand during the year ended December 31, 2024. As of December 31, 2025, we had cash and cash equivalents $1,018 thousand, bank loans and convertible loans of $2,494 thousand and an accumulated deficit of $46,047 thousand. Such a decline in revenues raise a substantial doubt about our ability to continue as a going concern during the 12-month period following the issuance date of our consolidated financial statements for the year ended December 31, 2025.

Management’s response to these conditions included reduction of salaries and related expenses and reduction of professional services in the research and development, selling and marketing functions, reduction of other operational expenses, such as lease costs and overheads, as well as creation of new partnerships and other new income sources. In addition, the company entered into the facility agreements and a private placement, through which it has raised capital. Additionally, following the consummation of the Uplist, the Company received additional funds from the exercise of warrants and the receipt of additional loans in connection with a private placement and facility agreements. Furthermore, on July 14, 2025, the Company closed the July 2025 Private Placement with certain accredited investors, pursuant to which the Company received gross proceeds of $4.5 million. In addition, on March 4, 2026, the Company closed the November 2025 Private Placement with certain accredited investors, pursuant to which the Company received gross proceeds of $1.4 million. However, there is significant uncertainty as to whether the Company will be able to secure additional funds when needed.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in note 2 to our consolidated financial statements. We identify here a policy that entail significant judgments or estimates by management.

Business Combination - Metagramm acquisition

See notes 1C and 8C to our consolidated financial statements.

In March 24, 2025 (the “acquisition date”), the Company completed the acquisition of 100% of the issued and outstanding share capital of Metagramm for a total consideration of $6.17 million, of which $1,010 thousands was recorded as contingent consideration related to a potential earn-out provision, which is based on achieving certain financing and revenue milestones of Metagramm during the years of the earn-out provision terms.

The transaction was accounted for as a business combination in accordance with ASC 805 “Business Combinations”. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values which primarily consisted of technology, customer relationships and goodwill intangible assets of $550 thousands, $390 thousands and $5,309 thousands, respectively (collectively the “Intangible Assets”). In addition, the Company estimated the fair value of the contingent consideration (“Earn-out Liability”) of $1,010 thousands as of the acquisition date.

Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of the Intangible Assets and Earn-out Liability. The Company primarily uses the income approach in the valuation of intangible assets and uses the Monte Carlo Method in the valuation of the Earn-Out Liability. The income approach to valuation is based on the present value of future cash flows attributable to each identifiable intangible asset. This approach to valuation requires management to make significant estimates and assumptions including but not limited to: discount rates, future cash flows, technology, and customer relationships. The Monte Carlo Method requires management to make significant estimates and assumptions including but not limited to: discount rates, future cash flows and other management’s estimates. These estimates are based on historical experience and information obtained from the management of the company and the acquired company and are inherently uncertain.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

VIEWBIX INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Viewbix Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viewbix Inc. and its subsidiaries (the “Company”) as of December 31, 2025, and 2024 and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1I to the financial statements, the decrease in revenues and cash flows from operations may result in the Company’s inability to repay its debt obligations during the 12-month period following the issuance date of these financial statements. Management’s plans in regard to these matters are also described in Note 1I. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business combinations – accounting for the acquisition of Metagramm Software Ltd. — Refer to Note 1c and 8c to the Consolidated Financial Statements

Critical Audit Matter Description

In March 24, 2025 (the “acquisition date”), the Company completed the acquisition of 100% of the issued and outstanding share capital of Metagramm Software Ltd. (“Metagramm”) for a total consideration of $6.17 million, of which $1,010 thousands was recorded as contingent consideration related to a potential earn-out provision, which is based on achieving certain financing and revenue milestones of Metagramm during the years of the earn-out provision terms.

The transaction was accounted for as a business combination in accordance with ASC 805 “Business Combinations”. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values which primarily consisted of technology, customer relationships and goodwill intangible assets of $550 thousands, $390 thousands and $5,309 thousands, respectively (collectively the “Intangible Assets”). In addition, the Company estimated the fair value of the contingent consideration (“Earn-out Liability”) of $1,010 thousands as of the acquisition date.

We identified the valuation of the Intangible Assets and Earn-out Liability as a critical audit matter because auditing management’s estimations of the fair value of the Intangible Assets and Earn-out Liability were complex due to the significant assumptions and judgment required by management in determining the fair value of the Intangible Assets and Earn-out Liability. The Company used the income approach to measure the fair value of the Intangible Assets and the Monte Carlo Method to measure the fair value of the Earn-out Liability (the “Valuation Models”). The significant assumptions used to estimate the fair value of the Intangible Assets and Earn-out Liability included, among others, forecasted revenues, revenues growth rates and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts used by management to estimate the fair value of the Intangible Assets and Earn-out Liability included the following, among others:

●	We assessed the reasonableness of management’s forecasts of future cash flows by comparing the forecasts to historical results and by evaluating revenue trends and material events that occurred after the acquisition date and their potential influence on management’s forecasts, as well as by testing the other underlying source information for accuracy and completeness.
●	We assessed the reasonableness of management’s estimations relating to the Earn-out Liability milestones by inquiring management personnel, comparing them to historical results and by evaluating trends, circumstances and material events that occurred after the acquisition date and their potential influence on management’s estimations.
●	With the assistance of our fair value specialists, we evaluated the Valuation Models and the reasonableness of the significant assumptions including discount rate, tested the mathematical accuracy of the calculations, developed a range of independent estimates and compared those to the discount rate selected by management.

/s/ Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 27, 2026

We have served as the Company’s auditor since 2012.

VIEWBIX INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		As of December 31	As of December 31
	Note	2025	2024

ASSETS

CURRENT ASSETS

Cash and cash equivalents		1,018	24
Restricted deposits	14	20	30
Accounts receivable		315	557
Loan to parent company	17	-	3,981
Other current assets	4	299	775
Current assets of discontinued operations	3	-	2,385

Total current assets		1,652	7,752

NON-CURRENT ASSETS

Deferred taxes	13	12	56
Property and equipment, net	5	56	17
Financial assets measured at cost method	8B	600	-
Intangible assets, net	7	2,045	1,886
Goodwill	7	6,392	1,083
Non-current assets of discontinued operations	3	-	11,172

Total non-current assets		9,105	14,214

Total assets		10,757	21,966

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED BALANCE SHEETS (Cont.)

U.S. dollars in thousands (except share data)

		As of December 31	As of December 31
	Note	2025	2024

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	9	1,204	2,442
Short-term loans	11	260	1,480
Current maturities of long-term loans	11	781	3,064
Embedded derivatives	11,12	-	29
Short-term convertible loans	11	867	779
Other payables	10	951	597
Current liabilities of discontinued operations	3	-	4,538

Total current liabilities		4,063	12,929

NON-CURRENT LIABILITIES

Long-term loans, net of current maturities	11	586	496
Deferred taxes	13	326	222
Earn-out liability	8	793	-
Non-current liabilities of discontinued operations	3	-	812

Total non-current liabilities		1,705	1,530

Commitments and Contingencies	14

SHAREHOLDERS’ EQUITY	15

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 10,670,392 and 5,296,945 shares as of December 31, 2025, and December 31, 2024, respectively (*).		4	3
Additional paid-in capital		51,032	28,482
Accumulated deficit		(46,047)	(22,714)
Equity attributed to shareholders of Viewbix Inc.		4,989	5,771
Non-controlling interests		-	1,736
Total equity		4,989	7,507

Total liabilities and shareholders’ equity		10,757	21,966

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 15.E).

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share data)

		Year ended December 31,
	Note	2025	2024

Revenues		1,569	4,969

Costs and Expenses:
Traffic-acquisition and related costs	16A	297	1,730
Research and development	16B	69	830
Selling and marketing	16C	100	309
General and administrative	16D	1,625	1,853
Depreciation and amortization	5,7	848	813
Other expenses, net	1D,6	814	271

Operating loss		2,184	837

Financial expense, net	16E	11,253	2,610

Loss from continuing operations, before taxes		13,437	3,447

Income tax expense (benefit)	13	(39)	131

Net loss from continuing operations		13,398	3,578
Net loss from discontinued operations		7,417	10,528
Net loss		20,815	14,106

Less: net loss attributable to non-controlling interests		1,530	2,053
Net loss attributable to shareholders of Viewbix Inc.		19,285	12,053

Net loss from continuing operations attributable to:
Shareholders of Viewbix Inc.		13,398	3,578
Non-controlling interests		-	-
		13,398	3,578
Net loss from discontinued operations attributable to:
Shareholders of Viewbix Inc.		5,887	8,475
Non-controlling interests		1,530	2,053
		7,417	10,528

Net loss per share from continuing operations – Basic and diluted attributed to shareholders:		1.58	0.80
Net loss per share from discontinued operations – Basic and diluted attributed to shareholders:		0.69	1.89
Total net loss per share – Basic and diluted attributed to shareholders:		2.28	2.69

Weighted average number of shares – Basic and diluted (*):		8,474,057	4,476,013

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 15.E).

The accompanying notes are an integral part of these financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Common stock (*)			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2025	5,296,945	3		28,482	(22,714)	5,771	1,736	7,507
Net loss	-	-		-	(19,285)	(19,285)	(1,530)	(20,815)
Share-based compensation (see note 15.A)	37,500	(**	)	75	-	75	3	78
Shares issued in connection with the Reverse Stock Split (see note 15.E)	14	(**	)	-	-	-	-	-
Issuance of shares in connection with acquisition of a subsidiary (see note 8.C)	1,323,000	(**	)	5,159	-	5,159	-	5,159
Issuance of shares and warrants in connection with conversion of loans (see notes 11.D, 11.E, 11.F)	922,957	(**	)	11,072	-	11,072	-	11,072
Issuance of shares and warrants in connection with a private placement (see note 15.C)	848,763	(**	)	4,023	-	4,023		4,023
Exercise of warrants (see notes 15.A, 15.B, 15.C)	2,241,213	1		2,221	-	2,222	-	2,222
Redemption of loan to parent company (see note 17)	-	-		-	(4,048)	(4,048)	-	(4,048)
Deconsolidation of Cortex (see note 8.B)	-	-		-	-	-	(209)	(209)

Balance as of December 31, 2025	10,670,392	4		51,032	(46,047)	4,989	-	4,989

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 15.E).

(**)	Represents an amount less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Common stock (*)			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2024	3,732,169	3		25,476	(10,661)	14,818	3,806	18,624
Net loss	-	-		-	(12,053)	(12,053)	(2,053)	(14,106)
Share-based compensation (see note 15.F)	-	-		12	-	12	(1)	11
Expiration of options granted to subsidiary’s employees	-	-		16	-	16	(16)	-
Issuance of shares upon RSUs vesting (see note 15.F)	6,378	(**	)	-	-	-	-	-
Issuance of shares to consultants (see note 15.A)	120,000	(**	)	57	-	57	-	57
Issuance of shares and warrants in connection with short-term loan and convertible loans (see notes 11, 15.A)	1,168,679	(**	)	890	-	890	-	890
Issuance of shares and warrants in connection with a private placement (see note 15.B)	269,719	(**	)	198	-	198	-	198
Reclassification of derivative warrant liability to equity (see note 11.D)	-	-		1,833	-	1,833	-	1,833

Balance as of December 31, 2024	5,296,945	3		28,482	(22,714)	5,771	1,736	7,507

(*)	Share and per share data in these financial statements have been retrospectively adjusted, for all periods presented, to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 15.E).

(**)	Represents an amount less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share data)

	Year ended December 31,
	2025	2024

Cash flows from Operating Activities of Continuing Operations
Net loss	20,815	14,106
Less: net loss from discontinued operations	7,417	10,528
Net loss from continuing operations	13,398	3,578

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortizations	848	813
Share-based compensation	75	69
Deferred taxes	(68)	(40)
Accrued interest, net	23	33
Interest income	(63)	(160)
Amortization of loan discounts	38	59
Change in the fair value of financial liabilities at fair value through profit or loss (see note 12)	9,904	(11)
Amortization of deferred debt issuance costs (see notes 11.D, 11.E, 11.F)	632	152
Equity based debt issuance costs (see note 11.D)	-	26
Loss from substantial debt terms modification (see note 11.C)	-	1,914
Loss on sale and disposal of property and equipment	-	73
Loss from termination of lease agreement	-	8

Changes in assets and liabilities items:
Decrease in accounts receivable	297	1,967
Decrease (increase) in other current assets	(153)	319
Decrease in accounts payable	(1,226)	(372)
Increase in other payables	322	128

Net cash provided by (used in) operating activities from continuing operations	(2,769)	1,400

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

U.S. dollars in thousands (except share data)

	Year ended December 31,
	2025	2024

Cash flows from Investing Activities of Continuing Operations
Net cash from acquisition of a subsidiary (see appendix A)	12	-
Net cash from deconsolidation of a subsidiary (see appendix B)	(163)	-

Net cash used in investing activities from continuing operations	(151)	-

Cash flows from Financing Activities of Continuing Operations
Receipt of short-term bank loans	8,325	935
Receipt of short-term convertible loans	630	630
Repayment of short-term bank loans	(9,203)	(3,297)
Receipt of a long-term bank loan (see note 11.B)	1,562	-
Repayment of long-term bank loans	(3,755)	(510)
Increase in loan to parent company	(4)	(69)
Proceeds from issuance of shares and warrants in connection with 2024 Private Placement, net of issuance costs (see note 15.B)	-	198
Proceeds from issuance of shares and warrants in connection with July 2025 Private Placement, net of issuance costs (see note 15.C)	4,023	-
Proceeds from exercise of warrants	2,222	-

Net cash provided by (used in) financing activities from continuing operations	3,800	(2,113)

Cash flows of Discontinued Operations
Net cash provided by (used in) operating activities from discontinued operations	(694)	143
Net cash used in investing activities from discontinued operations	-	(1)
Net cash provided by (used in) financing activities from discontinued operations	170	(670)

Net cash used in discontinued operations	(524)	(528)

Increase (decrease) in cash and cash equivalents and restricted cash	356	(1,241)

Cash and cash equivalents and restricted cash at beginning of period	682	1,923

Cash and cash equivalents and restricted cash at end of period	1,038	682

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	(8)	(123)
Interest paid	(405)	(676)
	(413)	(799)

Substantial non-cash activities:
Deemed extinguishment and re-issuance of debt (see note 11.C)	-	500
Termination of operating lease agreement (see note 6)	-	389
Redemption of loan to parent company (see note 17)	4,048	-
Conversion of loans into shares and warrants (see notes 11.D, 11.E, 11.F)	922	-
Investment in shares received in connection with deconsolidation of Cortex (see note 8.B)	600	-

The accompanying notes are an integral part of these consolidated financial statements.

VIEWBIX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

U.S. dollars in thousands (except share data)

Appendix A:

As of March 24, 2025
Consolidation of Metagramm (see note 8.C):
Other current assets	18
Property and equipment	106
Goodwill	5,309
Technology, net of deferred taxes	424
Customer Relations, net of deferred taxes	300
Earn-out liability	(1,010)
Consideration paid in Company’s shares	(5,159)

Balance as of March 24, 2025	(12)

Appendix B:

As of November 9, 2025
Deconsolidation of Cortex (see note 8.B):
Net working capital other than cash	2,000
Property and equipment	(3)
Deferred taxes	(152)
Technology, net of deferred taxes	(1,860)
Customer Relations, net of deferred taxes	(1,457)
Short-term loan	1,000
Derecognition of non-controlling interests	209
Consideration paid in shares	600
Gain from deconsolidation of Cortex	(174)

Balance as of November 9, 2025	163

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

C. Business Overview

The Company and its subsidiaries (the “Group”), Gix Media and the former majority-owned subsidiary of Gix Media, Cortex Media Group Ltd. (“Cortex”), operate in the field of digital advertising. As of November 2025, the Group had two main activities which were reported as separate operating segments: the search segment and the digital content segment. On November 9, 2025, Gix Media sold all of its holdings in Cortex (see notes 8.A, 8.B). Subsequently, the Group ceased its operations in the digital content segment.

The search segment develops a variety of technological software solutions, which perform automation, optimization, and monetization of internet campaigns, for the purposes of obtaining and routing internet user traffic to its customers. The search segment activity is conducted by Gix Media.

The digital content segment was engaged in the creation and editing of content, in different languages, for different target audiences, for the purposes of generating revenues from leading advertising platforms, by utilizing such content to obtain and route internet user traffic for its customers. The digital content segment activity was conducted by Cortex until November 9, 2025 (see note 8.B).

On March 24, 2025, the Company entered into a securities exchange agreement with Metagramm Software Ltd. (“Metagramm”) and all of the shareholders of Metagramm, pursuant to which the Company acquired 100% of Metagramm’s share capital in exchange for consideration equal to $5,159. The consideration was paid to Metagramm’s shareholders in the form of 1,323,000 shares of common stock of the Company, representing 19.99% of the Company’s issued and outstanding share capital (see note 8.C).

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

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

D. Impact of the War in Israel

In October 2023, Israel was attacked by the Hamas terrorist organization and entered a state of war on several fronts (the “War”).

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

In October 2025, Israel and Hamas entered into a ceasefire agreement calling for a permanent end of the War. However, the situation remains volatile, and the risk of a broader regional escalation involving additional actors still exists.

On February 28, 2026, after the reporting date, “The Lion’s Roar Operation” (the “Operation”) commenced, a joint military operation by the United States and Israel involving attacks in Iran. In response, Iran launched ballistic missiles and unmanned aerial vehicles toward Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region. These events have resulted in civilian casualties and property damage in Israel. Additionally, Hezbollah, a terrorist organization in Lebanon, joined the attacks against Israel and Israel has started military operations in Lebanon.

Following the commencement of the Operation, Israel’s Home Front Command announced a “special home front situation” and updated safety guidelines that include, among other measures, restrictions on passenger flights, limitations on gatherings, broad reserve recruitment, and temporary closure of certain businesses, which has contributed to a partial reduction in economic activity.

As the Group’s customers are mainly in the U.S. and Europe, its operations, revenues, and profitability are not directly affected by the Operation. However, this is an ongoing event and there is uncertainty regarding its duration, nature, and scope, management is unable to reasonably estimate the extent of the impact at this time.

E. Cortex Adverse Effect

In April 2024, the Company was informed by Cortex that a significant customer of Cortex recently notified Cortex it will stop advertising on Cortex’s sites, as part of its policy decision to cease advertising on Made for Advertising (“MFA”) sites (the “Cortex Adverse Effect”). The Cortex Adverse Effect, which has materially affected Cortex’s business and operations, has occurred following certain recent developments relating to publishers that are categorized by a number of on-line advertisers as MFA, including decisions made by leading media on-line advertisers to prioritize different media categories and implement publishing restrictions in connection with MFA. Due to the Cortex Adverse Effect and additional circumstances as explained in note 3, the Company recorded impairments in the goodwill and intangible assets related to the digital content segment of $5,525 and $7,675 as of December 31, 2025 and 2024, respectively. On November 9, 2025, Gix Media sold all of its holdings in Cortex (see notes 3 and 8.B).

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

As a result of the Uplist, the Company received during June and July 2025, aggregate gross proceeds of $2,852 in connection with a private placement and three facility agreements, consisting of $630 from the receipt of additional loans and $2,222 from the exercise of warrants (see notes 11.D, 11.E and 11.F).

H. Quantum Acquisition and Private Placement

On December 15, 2025, the Company entered into a securities exchange agreement (the “Quantum Exchange Agreement”) with Quantum X Labs Ltd. (“Quantum”) and certain of the shareholders of Quantum (the “Quantum Shareholders”) pursuant to which the Company agreed to issue to the Quantum Shareholders an aggregate amount of up to 40.0% of the Company’s issued and outstanding capital stock as of December 15, 2025, inclusive of 800,000 shares of the Company’s common stock issuable by the Company in a private placement offering (the “Private Placement Shares”) that the Company entered into in November 2025 (see also note 20.B), consisting of (i) up to 2,666,000 shares of our common stock, representing 19.99% of the Company’s issued and outstanding capital stock (the “Viewbix Exchange Shares”), inclusive of the Private Placement Shares, and (ii) pre-funded warrants to purchase up to 4,447,595 shares of the Company’s common stock, representing the balance of up to the 40.0%, as of December 15, 2025, less the Viewbix Exchange Shares, in exchange for up to 100%, but not less than 85%, of Quantum’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to an amount up to 589,319 of Quantum’s ordinary shares (the “Quantum Acquisition”).

In addition, pursuant to the Quantum Exchange Agreement, the Company may issue to the Quantum Shareholders up to 12,702,847 additional shares of the Company’s common stock or pre-funded warrants to purchase shares of the Company’s common stock, only following the 12-month anniversary of the closing date of the Quantum Acquisition and upon the achievement of specified post-closing milestones as defined in the Quantum Exchange Agreement.

On March 4, 2026, the Quantum Acquisition was closed along with a private placement transaction (see note 20).

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

I. Going Concern

During the second half of 2023 and the year ended December 31, 2024, the Company experienced a decrease in its revenues from the digital content and search segments, as a result of the Cortex Adverse Effect (see note 1.E), a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the search segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the search segment, as a result of lack of availability of suppliers credit from such third party strategic partners. As a result of the foregoing, during the year ended December 31, 2025, the Company recorded an operating loss from continuing operations of $2,184 compared to $837 during the year ended December 31, 2024. Additionally, the Company recorded a net loss of $20,815 during the year ended December 31, 2025, compared to $14,106 during the year ended December 31, 2024. As of December 31, 2025, the Company had cash and cash equivalents of $1,018, bank loans of $1,627 and accumulated deficit of $46,047.

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

In addition, the Company raised funds during 2025, increasing its cash balance, as follows: (1) pursuant to the consummation of the Uplist (as described in note 1.G above), the Company received during June and July 2025, aggregate gross proceeds of $2,852 in connection with a private placement (see note 15.B) and three facility agreements (see notes 11.D, 11.E, 11.F), consisting of $630 from the receipt of additional loans and $2,222 from the exercise of warrants and (2) on July 14, 2025, the Company closed an additional private placement transaction with certain accredited investors, pursuant to which the Company received gross proceeds of $4.5 million (see note 15.C).

Moreover, on March 4, 2026, the Company closed a private placement transaction with certain accredited investors, pursuant to which the Company received gross proceeds of $1.4 million (see note 20.B).

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

I. Going Concern (Cont.)

Notwithstanding the foregoing, there remains uncertainty as to whether the Company will be able to secure additional funding when needed. Such conditions raise substantial doubts about the Company’s ability to continue as a going concern for at least a year after the issuance date of the accompanying financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

C. Functional Currency and Foreign Currency Transactions (Cont.)

Under ASC No. 830, transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Balances in non-U.S. dollar currencies are translated into U.S. dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-U.S. dollar transactions and other items in the statements of operations (indicated below), the following exchange rates are used: (i) for transactions exchange rates at transaction dates and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) historical exchange rates. Currency transaction gains and losses are presented in the financial income net, as appropriate.

D. Cash and cash equivalents

The Company considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents.

E. Restricted Deposits

Restricted deposits are held as security for the Group’s credit card and rental obligations.

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

As the Company operates as the primary obligor in its arrangements and has sole discretion in determining which of its customers internet user traffic is to be routed, revenues are presented on a gross basis.

J. Traffic-acquisition and related costs

Traffic acquisition and related costs consist primarily of fees paid to suppliers in connection with the Company’s internet traffic sources, as well as internal costs incurred in connection with the acquisition of such traffic. Traffic acquisition costs are expensed as incurred.

K. Research and development expenses

Research and development expenses consist of costs incurred in the process of developing improvements of software products and systems or new products and are charged to the consolidated statements of operations as incurred.

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

N. Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Q. Deconsolidation of a Subsidiary

The Company accounts for the deconsolidation of a subsidiary by recognizing a net income attributable to the shareholders of the Company measured as the difference between: (a) the aggregate of all of the following: (1) the fair value of any consideration received and (2) the carrying amount of any non-controlling interest in the former subsidiary (including any accumulated other comprehensive income attributable to the non-controlling interest) at the date the subsidiary is deconsolidated, and (b) the carrying amount of the former subsidiary’s assets and liabilities.

R. Goodwill

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

In the impairment test, the Company compares the fair value of the reporting unit to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value of the net assets allocated to that unit, goodwill is not impaired, and no further testing is required. If the fair value is less than the carrying value of the reporting unit, then the second step of the impairment test is performed to measure the amount of the impairment (see note 7.B).

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

The useful life used to amortize intangible assets with a finite useful life is at the following annual rates:

%
Customer relations	14.3-40.0
Technology	16.7-20.0
Internal-use software	33.3

T. Impairment of long-lived assets

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

U. Derivative Financial Instruments

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

V. Equity Investments

The Company measures equity investments at fair value with changes in fair value recognized in net income. The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly for triggering events), adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

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

X. Warrants

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

Y. Net loss per share

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

For periods in which the Company has generated a net loss, the Company’s basic net loss per share is the same as diluted net loss per share, as the effects of common stock equivalents outstanding and shares issuable upon exercise of share options or warrants are antidilutive and therefore excluded from the calculation of diluted net income (loss) per share.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Z. Segment reporting

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

AA. Discontinued Operations

The Company classifies as discontinued operations a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale and will have a major effect on the Company’s operations and financial results (see note 3).

AB. Recent accounting pronouncements

ASU 2023-07, Segment Reporting (Topic 280)

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, “Improvements to Reportable Segment Disclosures,”. The ASU’s effective date is for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of the ASU 2023-07 will enhance expense disclosures in segment reporting and other qualitative disclosures and allows for disclosing multiple measures of segment profit or loss (see also note 19).

ASU 2023-09, Income Taxes (Topic 740)

December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – “Improvements to Income Tax Disclosures”. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted starting January 1, 2025. Early adoption is permitted, and the amendments should be applied on a prospective basis. There is no material impact from the adoption of this standard on the Company’s financial statements.

ASU 2024-04, “Debt-Debt with Conversion and Other Options (Subtopic 470-20)

In November 2024, the FASB issued ASU 2024-04, “Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The amendments in this Update affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. There is no material impact from the adoption of this standard on the Company’s financial statements.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

AB. Recent accounting pronouncements (Cont.)

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

ASU 2025-11, Interim Reporting (Topic 270)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), to amend the guidance in “Interim Reporting” (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for annual and interim periods beginning January 1, 2028. The Company is currently evaluating the impact the adoption of ASU 2025-11 will have on its consolidated financial statements and related disclosures.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 3: DISCONTINUED OPERATIONS

On November 9, 2025, Gix Media sold all of its holdings in Cortex (see note 8.B), following which the Group ceased its operations in the digital content segment activity. The Company has determined that the sale of Cortex has a major effect on the Company’s operations and financial results. In this respect, the results of operations and cash flows of the digital content segment, as well as its assets and liabilities, are reported as discontinued operations. The comparative figures in these consolidated financial statements have been adjusted on the basis of presenting separately the discontinued operations’ figures.

The components of assets and liabilities of discontinued operations in the consolidated balance sheet at December 31, 2024 consisted of the following:

As of December 31
2024

CURRENT ASSETS
Cash and cash equivalents	600
Restricted deposits	28
Accounts receivable	1,275
Other current assets	482
Total current assets of discontinued operations	2,385

NON-CURRENT ASSETS
Property and equipment, net	10
Intangible assets, net	7,666
Goodwill	3,496
Total non-current assets of discontinued operations	11,172

CURRENT LIABILITIES
Accounts payable	3,493
Short-term loan (a)	830
Other payables	215
Total current liabilities of discontinued operations	4,538

NON-CURRENT ASSETS
Deferred taxes	812
Total non-current liabilities of discontinued operations	812

(a)	Includes a renewable monthly credit line, determined each month at 80% of Cortex’s customers’ balance, and bears annual interest at a rate of SOFR + 4.35%. As of December 31, 2024, Cortex has drawn $830 under this credit line.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 3: DISCONTINUED OPERATIONS (Cont.)

The components of the loss from discontinued operations for the year ended December 31, 2024 and for the period ended November 9, 2025, in the consolidated statements of income consisted of the following:

	For the period ended November 9, 2025	Year ended December 31, 2024

Revenues	8,406	21,972

Costs and Expenses:
Traffic-acquisition and related costs	7,863	20,257
Research and development	358	1,049
Selling and marketing	565	1,332
General and administrative	274	415
Depreciation and amortization	1,874	2,199
Impairment of intangible assets and goodwill (b)	5,525	7,675
Other income, net	(174)	(237)

Operating loss	7,879	10,718

Financial expense, net	24	154

Loss from discontinued operations before taxes	7,903	10,872

Income tax benefit	(486)	(344)

Net loss from discontinued operations	7,417	10,528

(b)	On September 30, 2025, the Company identified indicators of impairment of the digital content reporting unit. As a result, the Company performed an impairment test which included a quantitative analysis of the fair value of the reporting unit. The estimation of the fair value was based on indications of the consideration payable, as of September 30, 2025, in connection with the sale of Cortex (see note 8.B), whose operations are attributable to the digital content reporting unit. The Company determined that the fair value of the reporting unit was less than its carrying amount and recognized an impairment loss of $5,525 for the period ended November 9, 2025. As of December 31, 2024, the Company recognized impairment losses related to the digital content reporting unit of $7,675

NOTE 4: OTHER CURRENT ASSETS

Composition:

	As of December 31,
	2025	2024

Prepaid expenses	172	1
Government authorities	92	136
Deferred debt issuance costs	6	638
Other receivables	29	-
	299	775

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 5: PROPERTY AND EQUIPMENT, NET

Composition:

	As of December 31,
	2025	2024

Cost:
Computer programs and equipment	679	354
Office furniture and equipment	1	1

Total cost	680	355
Less: accumulated depreciation	(624)	(338)
Property and equipment, net	56	17

Depreciation expenses totaled $67 and $115 for the years ended December 31, 2025, and 2024, respectively.

NOTE 6: LEASES

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

As a result of the early termination of the agreement, the Company recorded a capital loss of $46 in other expenses, net in its statement of operations for the year ended December 31, 2024.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET

A. Composition:

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2025	465	870	2,523	1,083	4,941

Consolidation of Metagramm (note 8.C)	-	390	550	5,309	6,249
Balance as of December 31, 2025	465	1,260	3,073	6,392	11,190

Accumulated amortization:
Balance as of January 1, 2025	429	351	1,192	-	1,972

Amortization recognized during the period	36	241	504	-	781
Balance as of December 31, 2025	465	592	1,696	-	2,753

Amortized cost:
As of December 31, 2025	-	668	1,377	6,392	8,437

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2024	465	870	2,523	1,083	4,941

Additions	-	-	-	-	-
Balance as of December 31, 2024	465	870	2,523	1,083	4,941

Accumulated amortization:
Balance as of January 1, 2024	276	227	771	-	1,274

Amortization recognized during the year	153	124	421	-	698
Balance as of December 31, 2024	429	351	1,192	-	1,972

Amortized cost:
As of December 31, 2024	36	519	1,331	1,083	2,969

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 7: GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)

B. Impairment of intangible assets and goodwill:

As of December 31, 2025, the Company performed a quantitative impairment test of the search reporting unit. The Company did not recognize impairment losses regarding this reporting unit for the years ended December 31, 2025 and 2024.

C. Estimated annual amortization expense for each of the next five years is as follows:

2026	811
2027	772
2028	302
2029	133
2030	27

NOTE 8: BUSINESS COMBINATION

A. Cortex Acquisition

On October 13, 2021, Gix Media acquired 70% (on a fully diluted basis) of the shares of Cortex (the “Cortex Transaction”), a private company operating in the field of online media and advertising. In consideration for the Cortex Transaction, Gix Media paid NIS 35 million in cash (approximately $11 million). The Cortex Transaction was financed by Gix Media’s existing cash balances and substantially by debt through a bank financing in the aggregate amount of $9.5 million, that consists of a line of credit of up to $3.5 million and a long-term loan of $6 million (see note 11.B).

On January 23, 2023, Gix Media acquired an additional 10% of Cortex, increasing its holdings to 80% of the share capital of Cortex in consideration for $2.6 million (the “Subsequent Purchase”). The Subsequent Purchase was financed by Gix Media’s existing cash balances and by a long-term bank loan received on January 17, 2023, in the amount of $1.5 million (see note 11.B).

B. Cortex Sale

On November 9, 2025 (the “Cortex Closing Date”), Gix Media, Cortex, and certain founders of Cortex entered into a share purchase agreement (the “Cortex Sale Agreement”) with Pro Sportority (Israel) Ltd. (the “Purchaser”), a subsidiary of Minute Media Inc. (the “Parent”). Pursuant to the Cortex Sale Agreement, the Purchaser acquired from Gix Media all of its holdings in Cortex, representing 80% of Cortex’s issued and outstanding share capital.

The aggregate consideration paid to Gix Media was $800, consisting of (i) $200 in cash, and (ii) $600 in the form of 5,161 newly issued Preferred J Shares of the Parent (the “Parent Shares”), the most senior class of preferred shares of the Parent.

The Parent retains a call option to repurchase the Parent Shares from Gix Media under certain conditions, including insolvency or a change of control of Gix Media. In addition, Gix Media is subject to a two-year non-compete and non-solicitation covenant following the Cortex Closing Date.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 8: BUSINESS COMBINATION (Cont.)

C. Metagramm Acquisition:

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

In addition, the Company agreed to pay Metagramm’s shareholders cash earn-out payments on a pro rata basis of up to a cumulative sum of $2.0 million, contingent on achieving certain financing and revenue milestones within 3 years following the Closing Date (see note 15.C).

Fair Value of Metagramm’s Identifiable Assets and Liabilities:

Cash and cash equivalents	12
Other current assets	18
Property and equipment	106
Goodwill arising from the acquisition	5,309
Technology, net of deferred taxes	424
Customer Relations, net of deferred taxes	300
Total cost of the acquisition	6,169

Earn-out liability arising from the acquisition	1,010
Total liabilities	1,010

Consideration paid in Company’s shares	5,159

The total consideration has been allocated between assets acquired and liabilities assumed based on estimated fair values, with the residual of the total consideration recorded as goodwill.

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

NOTE 9: ACCOUNTS PAYABLE

	As of December 31,
	2025	2024

Trade payables	762	1,566
Accrued expenses	442	876
	1,204	2,442

NOTE 10: OTHER PAYABLES

	As of December 31,
	2025	2024

Government authorities	355	284
Employees and payroll accruals	124	170
Accrued interest	65	42
Other payables	407	101
	951	597

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11: LOANS

A. Composition of long-term loans, short-term loans, and credit lines of the Group:

The following is the composition of the balance of the Group’s loans according to their nominal value:

	Interest rate	As of December 31, 2025	As of December 31, 2024
Short-term bank loans – Gix Media	SOFR + 4.60%	260	1,138
Long-term bank loan, including current maturity – Gix Media (received on October 13, 2021)	SOFR + 4.12%	-	2,564
Long-term bank loan, including current maturity – Gix Media (received on January 17, 2023)	SOFR + 5.37%	-	996
Long-term bank loan, including current maturity – Gix Media (received on July 10, 2025)	SOFR + 4.92%	1,367	-
Short-term loan – June 2024 Facility Agreement – Viewbix Inc	12%	-	342
Short-term convertible loan – June 2024 Facility Agreement – Viewbix Inc	12%	867	649
Short-term convertible loan – First July 2024 Facility Agreement – Viewbix Inc	12%	-	50
Short-term convertible loan – Second July 2024 Facility Agreement – Viewbix Inc	12%	-	80

		2,494	5,819

Maturities of the Group’s loans as of December 31, 2025, are as follows:

2026	1,908	(*)
2027	586
Total	2,494

(*)	Includes renewable monthly credit lines of $260 and convertible loans of $867.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11: LOANS (Cont.)

B. Gix Media’s Loan Agreement and short-term loans:

In connection with the Cortex Transaction (see note 8.A), on October 13, 2021, Gix Media entered into a financing agreement with Bank Leumi Le Israel Ltd (“Leumi”), an Israeli bank, for the provision of a line of credit in the total amount of up to $3,500 and a long-term loan totaling $6,000, which Gix Media used to finance the Cortex Transaction (the “Financing Agreement”).

The Financing Agreement included the following main terms:

1)	A loan of $6,000 to be provided to Gix Media which will be repaid in 48 monthly payments at an annual interest rate of LIBOR + 4.12%.

2)	A renewable monthly line of credit, of up to $3,500 to be provided to Gix Media, which will be available for utilization for a period of two years and will be determined on a monthly basis, at 80% of Gix Media’s accounts receivable balance (“Gix Media Credit Line”). The amounts that will be withdrawn from the Gix Media Credit Line will bear annual interest of LIBOR + 3.2%.

3)	Gix Media undertook to meet financial covenants over the life of the loans as follows: the ratio of debt to EBITDA, based on the Gix Media’s consolidated financial statements in all 4 consecutive quarters, will not exceed 2.4 in the first two years and will not exceed 1.75 in the following two years. As of December 31, 2023, Gix Media didn’t meet the financial covenants in connection with the Financing Agreement, however, Gix Media has received a waiver by Leumi to be effected until April 16, 2024, according to which, Leumi agreed to delay its right for immediate repayment of the loans. Accordingly, the Company did not reclassify long-term loans, net of current maturities item in the balance sheet as a current liability.

4)	As part of the Financing Agreement, Gix Media and the Company provided several liens in favor of Leumi (see note 14).

On July 25, 2022, Gix Media and Leumi entered into an addendum to the Financing Agreement, according to which, Leumi will provide Gix Media with a loan of $1,500, to be withdrawn at the discretion of Gix Media no later than January 31, 2023 (the “Additional Loan”).

On January 23, 2023, Gix Media acquired an additional 10% of Cortex’s capital shares (see note 8.A) which was financed by Gix Media’s existing cash balances and by the Additional Loan received on January 17, 2023, in the amount of $1,500 to be repaid in 42 monthly payments at an annual interest rate of SOFR + 5.37%.

On October 10, 2023, Gix Media and Leumi entered into a second addendum to the Financing Agreement, according to which, Leumi extended the Gix Media Credit Line by one year, until October 13, 2024. The amounts that are drawn from the Gix Media Credit Line bear an annual interest of SOFR + 4.05%. In addition, according to the second addendum the 2.4 ratio of debt to EBITDA was extended by nine months to June 30, 2024.

On June 13, 2024, Gix Media and Leumi entered into a third addendum to the Financing Agreement between the parties which was effective from May 15, 2024, pursuant to which, inter alia: (i) the addendum will be effective until August 31, 2024; (ii) the Company is obligated to transfer to Gix Media $600; (iii) a new covenant which replaced the previous financial covenant, measured by reference to positive EBTIDA was implemented; (iv) all payments due to Leumi Long-term bank loan were deferred to August 31, 2024 and from September 1, 2024, payments will be repaid as schedule until the end of the Long-term bank loan; (v) a new loan of $350 was granted to Gix Media on June 13, 2024, to be repaid until August 30, 2024, alongside the Gix Media Credit Line; (vi) Gix Media is obligated to perform a reduction in expenses, including reduction in human capital.

As of December 31, 2024 and 2025, Gix Media met the new covenant in connection with the Financing Agreement.

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

On September 16, 2024, Gix Media repaid an aggregate amount of $350, consisting of the short-term bank loan in the amount of $160 and principal amounts of the long-term bank loans totaling $190. On the same date, Gix Media received a new short-term bank loan of $350 which replaced the repaid amounts. The new loan bore an annual interest rate of SOFR + 4.60% and is was repaid in one single payment on January 2, 2025.

On September 19, 2024, Gix Media received a short-term loan of $75. The loan bore an annual interest rate of SOFR + 4.60% and was repaid in monthly installments of $25 over a 3-month period from October to December 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11: LOANS (Cont.)

B. Gix Media’s Loan Agreement and short-term loans (Cont.):

On July 3, 2025, Gix Media received a short-term loan of $1,948, bearing an annual interest rate of SOFR + 4.65%, which was repaid in a single payment on August 4, 2025.

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

As of December 31, 2025, Gix Media has drawn $260 of the Gix Media Credit Line.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11: LOANS (Cont.)

C. Long term loan and issuance of warrants:

On November 15, 2023, Viewbix Israel entered into a loan agreement with certain lenders, pursuant to which Viewbix Israel received aggregate loans of $480 (the “2023 Loan”). In connection with the 2023 Loan, the Company issued to each lender a warrant to purchase shares of common stock (the “2023 Warrants”). The 2023 Warrants are exercisable to 120,000 shares of common stock, at an exercise price of $2.00 per share and will expire on December 31, 2025. The Company recorded the 2023 Warrants as an equity instrument.

The terms of the 2023 Loan were substantially amended on June 18, 2024, by the June 2024 Facility Agreement (see note 11.D). These amendments represented a substantial modification in accordance with ASC Topic 470. Accordingly, the terms modification was accounted for as an extinguishment of the original financial liability and the initial recognition of new financial instruments issued at their fair value as of the effective date of the June 2024 Facility Agreement. As a result of the substantial modification of terms, the Company recognized finance expense of $1,914 during the year ended December 31, 2024.

As of December 31, 2025, all remaining 2023 Warrants were expired.

D. June 2024 Facility Agreement:

On June 18, 2024, the Company entered into a credit facility agreement with a group of lenders including a lead lender (the “June 2024 Lead Lender”, and collectively, the “June 2024 Lenders”) for an amount of up to $1.0 million which was amended and restated on July 22, 2024 (the “June 2024 Facility Agreement”). The June 2024 Facility Agreement also includes $531 of outstanding debt owed by the Company to the lenders of the 2023 Loan (see note 11.C), such that the total amount of the credit line reached $1.53 million (the “Total Credit Facility Amount”). The Total Credit Facility Amount will be due for repayment following 12 months from the date of the June 2024 Facility Agreement (the “Initial Maturity Date”) or alternatively, in the event the completion of the Uplist (as defined in note 1.G) prior to the Initial Maturity Date, then the Total Credit Facility Amount will be due for repayment following 12 months from the Uplist Date. The Total Credit Facility Amount will be available for use as follows: (a) $350 upon the date of the June 2024 Facility Agreement, (b) $150 upon submitting a prospectus for the registration of shares to be issued to the June 2024 Lenders, and (c) $500 upon the completion of the Uplist.

The Total Credit Facility Amount will accrue interest at a rate of 12% per annum, to be paid in advance.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11: LOANS (Cont.)

D. June 2024 Facility Agreement (Cont.):

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

In July 2024, following the closing of the 2024 Private Placement (as defined in note 15.B), the exercise price of the June 2024 Lead Lender Fee Warrants was adjusted to $0.472, which is equal to the effective price per share of common stock in the 2024 Private Placement, and the number of shares of common stock issuable upon the exercise of the June 2024 Lead Lender Fee Warrants was also adjusted to a total of 5,296,610 shares, such that the adjusted exercise price and number of warrants issued is equal to an aggregate amount of $2.5 million.

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

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11: LOANS (Cont.)

D. June 2024 Facility Agreement (Cont.):

In connection with the June 2024 Facility Agreement, the Company incurred deferred debt issuance costs of $60, consisting of an annual advance interest payment. The deferred debt issuance costs were recorded in other current assets in the Company’s balance sheet and are amortized as financial expense over the term of the June 2024 Facility Agreement. Deferred debt issuance costs amounted to $21 and $6 as of December 31, 2025 and 2024, respectively.

The June 2024 Lead Lender Fee Warrants were initially recognized in fair value at the amount of $1,833 and classified as a liability measured at fair value at each balance sheet date. Following the closing of the 2024 Private Placement (see note 15.B) and the adjustments made to the number of shares in the June 2024 Lead Lender Fee Warrants as part of the June 2024 Facility Agreement, the June 2024 Lead Lender Fee Warrants were reclassified to equity.

On June 5, 2025, upon completion of the Uplist, the Company drew additional $500 of the Total Credit Facility Amount (the “Additional Amount”). The Additional Amount was provided by the June 2024 Lead Lender, which has the right to convert the Additional Amount within 12 months from the Uplist Date into units, which will include shares of common stock of the Company at a conversion rate of $1.00 per share, equal to an aggregate of up to 500,000 shares of common stock and the same amount of warrants to purchase shares of common stock of the Company with an exercise price of $1.00 per share. The warrants will be exercisable for a three-year period from the issuance date. The Additional Amount was recorded as a short-term convertible loan.

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

E. First July 2024 Facility Agreement

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

The First July 2024 Facility Agreement will remain available until the earliest of: (a)(1) full utilization of the First July 2024 Facility Loan Amount, (a)(2) after 36 months from the date of the First July 2024 Facility Agreement, and (b) upon such date that the Company completes a $2.0 million financing transaction (the “First July 2024 Facility Term”). In the event the First July 2024 Facility Term lapses, the First July 2024 Facility Loan Amount will be repaid to the lender immediately (see note 15.C).

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11: LOANS (Cont.)

E. First July 2024 Facility Agreement (Cont.)

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

In connection with the First July 2024 Facility Agreement, the Company incurred deferred debt issuance costs of $375, which consisted of a one-time fee to the lender of the First July 2024 Facility Agreement, an annual advance interest payment and other additional direct costs. The deferred debt issuance costs were recorded in other current assets in the Company’s balance sheet and were amortized as financial expense over the term of the First July 2024 Facility Agreement. Deferred debt issuance costs amounted to $315 as of December 31, 2024, and were fully amortized during year ended December 31, 2025, following the termination of the First July 2024 Facility Agreement (see note 15.C).

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

On July 14, 2025, following the closing of the July 2025 Private Placement and the proceeds received by the Company (see note 15.C), the First July 2024 Facility Agreement was terminated.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11: LOANS (Cont.)

F. Second July 2024 Facility Agreement

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

In connection with the Second July 2024 Facility Agreement, the Company incurred deferred debt issuance costs of $355, which consisted of a one-time fee to the lenders of the Second July 2024 Facility Agreement, an annual advance interest payment and other additional direct costs. The deferred debt issuance costs were recorded in other current assets in the Company’s balance sheet and were amortized as financial expense over the term of the Second July 2024 Facility Agreement. Deferred debt issuance costs amounted to $302 as of December 31, 2024, and were fully amortized during the year ended December 31, 2025, following the termination of the Second July 2024 Facility Agreement (see note 15.C).

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 11: LOANS (Cont.)

F. Second July 2024 Facility Agreement (Cont.)

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

On July 14, 2025, following the closing of the July 2025 Private Placement and the proceeds received by the Company (see note 15.C), the Second July 2024 Facility Agreement was terminated.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 12: FINANCIAL INSTRUMENTS AT FAIR VALUE

Financial instruments:

The Company has financial instruments measured at level 3 arising from the June 2024 Facility Agreement, the First July 2024 Facility Agreement and the Second July 2024 Facility Agreement (see notes 11.D, 11.E, 11.F). Embedded derivatives were identified and recognized at fair value upon initial recognition of each of the financial instruments and measured at fair value at each balance sheet date.

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

The following table presents the financial instruments that were measured at fair value through profit or loss:

	Embedded derivatives	Earn-out liability

Balance as of January 1, 2025	29	-
Earn-out liability recorded in connection with Metagramm Acquisition (see note 8.C)	-	1,010
Earn-out payable amounts upon achieving financing milestone in connection with Metagramm Acquisition (see note 8.C)	-	(201)
Net changes at fair value recognized through profit or loss	10,121	(16)
Embedded derivatives converted to equity	(10,150)	-
Balance as of December 31, 2025	-	793

Embedded derivatives
Balance as of January 1, 2024	-
Embedded derivatives recorded in connection with the June 2024 Facility Agreement, the First July 2024 Facility Agreement and the Second July 2024 Facility Agreement	40
Warrants issued to the June 2024 Lead Lender (see note 11.D)	1,833
Reclassification of derivative warrant liability into equity (see note 11.D)	(1,833)
Net changes at fair value recognized through profit or loss	(11)
Balance as of December 31, 2024	29

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 13: INCOME TAX EXPENSE

A. Tax rates applicable to the income of the Company:

Viewbix Inc. is taxed according to U.S. tax laws.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act, which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.

Viewbix Israel is taxed according to Israeli tax laws. The Israeli corporate tax rate is 23% in the years 2025 and 2024.

Gix Media and Cortex are recognized as a “Preferred-Technology Enterprise” in accordance with Section 51 of the Encouragement of Capital Investments Law, 1959 and are taxed at a reduced corporate tax rate of 12%.

B. Tax assessments:

As of December 31, 2025, Gix Media has a final tax assessment for all tax year up to the year ended December 31, 2020.

Viewbix Israel has a final tax assessment for all tax year up to the year ended December 31, 2019.

C. Deferred taxes are comprised of the following components:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred taxes are comprised of the following components:

	As of December 31	As of December 31
	2025	2024

Deferred tax assets
Deferred research and development expenses	12	57
Employee compensation and benefits	-	1
Operating loss carryforward	9,178	8,766
Total deferred tax assets	9,190	8,824

Deferred tax liabilities:
Intangible assets associated with business combinations	326	222
Total deferred tax liabilities	326	222

Net deferred tax assets before valuation allowance	8,864	8,602
Valuation allowance	(9,178)	(8,768)
Net deferred tax liabilities	314	166

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 13: INCOME TAX EXPENSE (Cont.)

C. Deferred taxes are comprised of the following components: (Cont.)

As of December 31, 2025 and 2024, the Company has recorded a valuation allowance of $9,178 and $8,768 respectively, in respect of the deferred tax assets resulting primarily from tax loss carryforward of Viewbix Inc. and Viewbix Israel, as management currently believes these deferred tax assets will not be realized in the foreseeable future.

Income tax expenses are comprised as follows:

	Year ended December 31,
	2025	2024

Current tax expenses	29	171
Deferred tax income	(68)	(40)
Income tax expense (benefit)	(39)	131

D. Reconciliation of the theoretical tax expenses to the actual tax expenses:

The Company adopted ASU 2023-09 for the year ended December 31, 2025, on a prospective basis. A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the statements of operations is as follows:

	Year ended December 31, 2025
	Amount	Percent

US federal statutory tax rate	$2,822	21%
Foreign tax effects:
Statutory tax rate difference between Israel and the United States	26	(0.2)%
Changes in Valuation Allowances:	410	(3.1)%
Non-taxable or non-deductible items:
Stock-based payments awards	16	(0.1)%
Change in the fair value of financial assets at fair value through profit or loss	2,126	(15.8)%
Other	8	(0.1)%
Other Adjustments:	197	(1.4)%
Income tax benefit	$(39)	0.3%

Reconciliation between the Company’s theoretical tax benefit to the actual tax expense prior to the adoption of ASU 2023-09:

Year ended December 31
2024

Loss before income taxes as reported in the consolidated statements of operations	3,447
Statutory tax rate in the U.S.	21%
Theoretical tax benefit	724
Increase (decrease) in tax expenses resulting from:
Lower tax rates for preferred technology enterprises	(27)
Non-deductible expenses	35
Change in valuation allowance	835
Others	12
Income tax expense	131

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 13: INCOME TAX EXPENSE (Cont.)

E. Available carryforward tax losses:

As of December 31, 2025, Viewbix Israel incurred operating losses of approximately $14,506 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2025, the Company incurred operating losses in the U.S. of approximately $27,532. Net operating losses in the U.S. are available through 2035. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

F. Loss before taxes includes the following components:

	Year ended December 31,
	2025	2024
USA	13,342	3,711
Israel	95	(264)
	13,437	3,447

NOTE 14: COMMITMENTS AND CONTINGENCIES

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

On November 9, 2025, under the Cortex Sale Agreement (see note 8.B), Gix Media provided Leumi a lien on the consideration received in the form of shares and Leumi released its lien on the shares of Cortex sold by Gix Media.

Gix Media’s restricted deposits in the amount of $20 as of December 31, 2025, are held as a security in respect of credit cards and its rented offices.

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

On June 18, 2024, as part of the June 2024 Facility Agreement, the Company issued to the June 2024 Lenders 233,679 shares of common stock and 233,679 warrants to purchase such number of shares of common stock with an exercise price of $1.00 per share. In addition, the Company issued to the June 2024 Lead Lender a warrant to purchase 625,000 shares of common stock with an exercise price of $4.00 per share, representing an aggregate exercise amount of $2.5 million (see note 11.D). In July 2024, following the closing of the 2024 Private Placement (as defined in note 15.B), the exercise price of the June 2024 Lead Lender Fee Warrants was adjusted to $0.472, which is equal to the effective price per share of common stock in the 2024 Private Placement, and the number of shares of common stock issuable upon the exercise of the June 2024 Lead Lender Fee Warrants was also adjusted to a total of 5,296,610 shares, such that the adjusted exercise price and number of warrants issued is equal to an aggregate amount of $2.5 million

On July 4, 2024, as part of the First July 2024 Facility Agreement, the Company issued to the First July 2024 Lender 425,000 shares of common stock and 550,000 warrants to purchase such number of shares of common stock with an exercise price of $1.00 per share (see note 11.E).

On July 14, 2024 and July 25, 2024, the Company entered into consulting agreements with certain consultants (the “Consultants”) pursuant to which the Consultants agreed to provide certain services to the Company in connection with the Uplist (as defined in note 1.G). In consideration with the Consultants’ services, the Company issued to the Consultants 120,000 shares of common stock in July 2024. The Company recorded a share-based compensation expense of $57 in other expenses, net in connection with the issuance of shares to the Consultants, for the year ended December 31, 2024.

On July 28, 2024, as part of the Second July 2024 Facility Agreement, the Company issued to the lenders of the Second July 2024 Facility Agreement 510,000 shares of common stock and 360,000 warrants to purchase such number of shares of common stock with an exercise price of $4.00 per share (see note 11.F).

On March 24, 2025, the Company entered into the 2025 SEA with Metagramm and all of the shareholders of Metagramm, pursuant to which the Company issued to Metagramm’s shareholders 1,323,000 of the Company’s shares representing 19.99% of its issued and outstanding share capital in exchange for 100% of Metagramm’s issued and outstanding share capital (see note 8.C).

On June 5, 2025, following the Uplist and as part of the June 2024 Facility Agreement, $663 of the Total Credit Facility Amount was converted into an aggregate of 662,957 shares of common stock of the Company and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share. In addition, during June and July 2025, out of 896,636 warrants granted under the June 2024 Facility Agreement, 722,495 warrants were exercised into 722,495 shares of common stock (see note 11.D).

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 15: SHAREHOLDERS’ EQUITY (Cont.)

A. Shares of Common Stock: (Cont.)

On June 5, 2025, following the Uplist and as part of the First July 2024 Facility Agreement, $100 of the First July 2024 Facility Loan Amount was converted into an aggregate of 100,000 shares of common stock of the Company and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share. In addition, during June 2025, all 650,000 warrants granted under the First July 2024 Facility Agreement were exercised into 650,000 shares of common stock (see note 11.E).

On June 5, 2025, following the Uplist and as part of the Second July 2024 Facility Agreement, $160 of the Second July 2024 Facility Loan Amount was converted into an aggregate of 160,000 shares of common stock of the Company and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share. In addition, during June 2025, all 520,000 warrants granted under the Second July 2024 Facility Agreement were exercised into 520,000 shares of common stock (see note 11.F).

On June 15, 2025, the Company issued 37,500 shares of common stock to a consultant as consideration for services provided in connection with the Uplist. The Company recognized $75 of share-based compensation expense, recorded in other expenses, net, during the year ended December 31, 2025.

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

In connection with the July 2025 Private Placement, the Company also entered into a letter agreement with a placement agent on July 11, 2025, according to which the Company paid a cash placement fee equal to 7.0% of the gross proceeds and $50 for reasonable legal fees and disbursements.

The July 2025 Private Placement closed on July 14, 2025. The aggregate gross proceeds received by the Company on the closing date were $4,500. The Company incurred share issuance costs of $477 which were recognized as a reduction of additional paid-in capital.

In connection with the closing of the July 2025 Private Placement and the related proceeds, the First July 2024 Facility Agreement and the Second July 2024 Facility Agreement were terminated. In addition, the shareholders of Metagramm became entitled to partial earn-out payments on a pro rata basis pursuant to the 2025 SEA (see note 8.C).

On September 5, 2025, 20,576 pre-funded warrants were exercised into 20,576 shares of common stock.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 15: SHAREHOLDERS’ EQUITY (Cont.)

D. Warrants:

The following table summarizes information of outstanding warrants as of December 31, 2025:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	32,584	July 2029	53.76	32,584
Class K Warrants	32,584	July 2029	89.60	32,584
June 2024 Facility Agreement Warrants (note 11.D)	174,141	June 2027	1.00	174,141
June 2024 Lead Lender Fee Warrants (note 11.D)	5,296,610	June 2027	0.472	5,296,610
2024 PIPE Warrants (note 15.B)	57,190	July 2027	1.00	57,190
2025 July Private Placement - pre-funded warrants (note 15.C)	56,584	Until exercised in full	0.00	56,584
2025 July Private Placement – common warrants (note 15.C)	925,923	January 2031	4.74	925,923

The following table summarizes the activity in outstanding warrants during the year ended December 31, 2025:

	Warrants outstanding as of January 1, 2025	Warrants granted	Warrants Exercised	Warrants Expired	Warrants outstanding as of December 31, 2025

Class J Warrants	32,584	-	-	-	32,584
Class K Warrants	32,584	-	-	-	32,584
2023 Warrants (note 11.C)	120,000	-	-	(120,000)	-
June 2024 Facility Agreement Warrants (note 11.D)	233,679	662,957	(722,495)	-	174,141
June 2024 Lead Lender Fee Warrants (note 11.D)	5,296,610	-	-	-	5,296,610
First July 2024 Facility Warrants (note 11.E)	550,000	100,000	(650,000)	-	-
Second July 2024 Facility Warrants (note 11.F)	360,000	160,000	(520,000)	-	-
2024 PIPE Warrants (note 15.B)	385,332	-	(328,142)	-	57,190
2025 July Private Placement - pre-funded warrants (note 15.C)	-	77,160	(20,576)	-	56,584
2025 July Private Placement – common warrants (note 15.C)	-	925,923	-	-	925,923

Total	7,010,789	1,926,040	(2,241,213)	(120,000)	6,575,616

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

NOTE 15: SHAREHOLDERS’ EQUITY (Cont.)

F. Share option plan: (Cont.)

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

On July 1, 2023, upon the vesting of the First Tranche, the Company issued 6,378 shares of Common Stock to the Grantee. On July 1, 2024, upon the vesting of the Second Tranche, the Company issued 6,378 shares of Common Stock to the Grantee. The Company recorded a share-based compensation expense of $12 in general and administrative expenses in connection with the Grant for the year ended December 31, 2024.

On July 11, 2025, in accordance with the terms of the 2023 Plan, the Company’s board of directors approved an increase in the number of shares of common stock reserved for issuance under the 2023 Plan by up to 2,713,613 shares.

The Company recognized stock-based compensation expenses in the statement of operations as follows:

	For the year ended December 31,
	2025	2024

General and administrative	-	12
Other expenses, net (see note 15.A)	75	57

Total	75	69

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 16: ADDITIONAL INFORMATION REGARDING PROFIT AND LOSS ITEMS

Composition:

A. Traffic-acquisition and related costs:

	For the year ended December 31,
	2025	2024

Search ads	297	1,730
	$297	$1,730

B. Research and development expenses:

	For the year ended December 31,
	2025	2024

Salaries and related expenses	$-	$369
Professional services and subcontractors	64	392
Other	5	69
	$69	$830

C. Selling and marketing expenses:

	For the year ended December 31,
	2025	2024

Salaries and related expenses	$-	$216
Advertising and marketing expenses	100	44
Other	-	49
	$100	$309

D. General and administrative expenses:

	For the year ended December 31,
	2025	2024

Salaries and related expenses	$592	$738
Professional services	748	910
Share-based compensation	-	12
Other	285	193
	$1,625	$1,853

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 16: ADDITIONAL INFORMATION REGARDING PROFIT AND LOSS ITEMS (Cont.)

E. Financial expense, net:

Financial income:

	For the year ended December 31,
	2025	2024

Exchange rate differences	$157	$9
Interest income on loan to Parent Company	63	160
Change in the fair value of financial assets at fair value through profit or loss	-	11
Other	-	13
	$220	$193

Financial expenses:

	For the year ended December 31,
	2025	2024

Bank interest and fees	$19	$34
Interest expense on bank loans	298	578
Loss from substantial debt terms modification (note 11.C)	-	1,914
Exchange rate differences	249	22
Amortization of deferred debt issuance costs	632	152
Change in the fair value of financial assets at fair value through profit or loss (note 12)	10,121	-
Other	154	103
	$11,473	$2,803

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 17: LOAN TO PARENT COMPANY

	As of December 31,
	2025	2024
Loan to Parent Company	-	3,981

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

As a result, the outstanding loan amount including accrued interest, totaling $4,048, was redeemed in full. The Redemption was recorded as an increase to the accumulated deficit in the Company’s statement of changes in shareholders equity for the year ended December 31, 2025.

For the year ended December 31, 2025 and 2024, Gix Media recognized interest income in the amount of $63 and $160, respectively.

NOTE 18: MAJOR CUSTOMERS

The following table sets forth the customers that represent 10% or more of the Group’s total revenues in each of the periods presented below:

	For the year ended December 31,
	2025	2024

Customer A	79%	88%
Customer B	19%	5%

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 19: SEGMENT REPORTING

The Group operates in such a way that each company in the Group represents a separate business segment. These business segments currently do not include Metagramm’s operations as they do not meet the segment definition criteria.

Search segment - the search segment develops a variety of technological software solutions, which perform automation, optimization and monetization of internet campaigns, for the purposes of obtaining and routing internet user traffic to its customers. The search segment activity is conducted by Gix Media.

Digital content segment - the digital content segment was engaged in the creation and editing of content, in different languages, for different target audiences, for the purposes of generating revenues from leading advertising platforms, including Google, Facebook, Yahoo and Apple, by utilizing such content to obtain internet user traffic for its customers. The digital content segment activity was conducted by Cortex until November 9, 2025 (see note 8.B), after which the Group ceased operations in this segment and continued to operate solely in the search segment (see note 3).

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

The chief executive officer, who is the Company’s chief operating decision maker (“CODM”), assesses performance for these segments and decides how to allocate resources based the segments’ operating income or loss and income or loss before tax. Segments’ assets and liabilities are not reviewed by the CODM and therefore were not reflected in the segment reporting. The significant expense categories comprising segments profit and loss regularly reviewed by the CODM for the years ended December 31, 2025 and 2024 are set forth in the table below.

The substantial amount of non-current assets is derived from Israel and the substantial amount of revenues is derived from United States.

Segments revenues and operating results:

	For the year ended December 31, 2025
	Search Segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	1,543	26		1,569
Traffic-acquisition and related costs	242	55		297
Research and development expenses	69	-		69
Sales and marketing expenses	100	-		100
General and administrative expenses	250	1,375		1,625
Depreciation and amortization	-	848		848
Other expenses (income), net	(144)	958		814
Segment operating income (loss)	1,026	(3,210)		(2,184)
Financial expenses, net	(317)	(10,936	)(*)	(11,253)
Segment income (loss), before income taxes	709	(14,146)		(13,437)

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 19: SEGMENT REPORTING (Cont.)

Segments revenues and operating results: (Cont.)

	For the year ended December 31, 2024
	Search Segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	4,969	-		4,969
Traffic-acquisition and related costs	1,989	(259)		1,730
Research and development expenses	818	12		830
Sales and marketing expenses	304	5		309
General and administrative expenses	549	1,304		1,853
Depreciation and amortization	-	813		813
Other expenses (income), net	(5)	276		271
Segment operating income (loss)	1,314	(2,151)		(837)
Financial expenses, net	(16)	(2,594	)(**)	(2,610)
Segment income (loss), before income taxes	1,298	(4,745)		(3,447)

The “adjustments and eliminations” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

	Year ended December 31, 2025	Year ended December 31, 2024

Depreciation and amortization expenses not attributable to segments (***)	(848)	(813)
Revenues, research and development expenses, sales and marketing expenses, general and administrative expenses and other expenses, net not attributable to the segments (****)	(2,362)	(1,338)
	(3,210)	(2,151)

(*)	Mainly consist of financial expenses arising from changes in the fair value of financial assets measured at fair value through profit or loss (see note 12).

(**)	Mainly consist of financial expenses from substantial debt terms modification loss and interest expenses on bank loans in connection with the Financing Agreement (see notes 11.B, 11.C).

(***)	Mainly consist of technology and customer relations amortization costs from business combinations.

(****)	Mainly consist of general and administrative expenses such as salaries and related expenses and professional services.

VIEWBIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 20: SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2025 through March 27, 2026, the date of issuance of these financial statements:

A.	On March 4, 2026, the Company closed the Quantum Acquisition (the “Quantum Closing Date”), pursuant to which the Company acquired 100% of Quantum’s issued and outstanding share capital on a fully diluted, post-closing basis and Quantum became a wholly owned subsidiary of the Company. On the Quantum Closing Date, the Company issued to the Quantum Shareholders 1,866,000 shares of its common stock and pre-funded warrants to purchase 4,447,595 shares of its common stock. The pre-funded warrants were exercisable upon issuance at an exercise price of $0.0001 per share and will not expire until exercised in full.

B.	On January 1, 2026, the Company entered into an amended and restated securities purchase agreement with certain accredited investors pursuant to which the Company agreed to sell and issue in a private placement, an aggregate amount of 800,000 shares of common stock (the “2026 Private Placement”) and common warrants to purchase up to an aggregate amount of 640,000 shares of common stock (the “2026 PIPE Warrants”), at an offering price of $1.75 per share of common stock and associated common warrant. The 2026 PIPE Warrants are exercisable upon issuance at an exercise price of $2.625 per share and will expire five years from the issuance date.

In connection with the 2026 Private Placement, the Company also entered into an advisory agreement, as amended, with L.I.A. Pure Capital Ltd. (“the Advisor”) pursuant to which the Company agreed to pay the Advisor a commission consisting of (i) a cash fee of $70 and (ii) a warrant to purchase 32,000 shares of the Company’s common stock on the same terms as the 2026 PIPE Warrants. Payment of the commission is conditioned upon the closing of the 2026 Private Placement. In addition, in connection with the closing of the 2026 Private Placement, the Company agreed to repay $200 of the outstanding loan amount owed to the Advisor pursuant to the June 2024 Facility Agreement (see note 11.D).

The 2026 Private Placement closed on March 4, 2026, pursuant to which the Company issued 800,000 shares of its common stock and warrants to purchase 640,000 shares of its common stock. The aggregate gross proceeds received by the Company were $1,400, before deducting fees payable to the Advisor and other offering expenses payable by the Company.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

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

As previously described in this Annual Report, the exchange agreement with the shareholders of Metagramm was consummated on March 24, 2025. For financial reporting purposes, Metagramm and its subsidiary are considered the acquired business.

In accordance with guidance issued by the SEC staff, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Accordingly, our management’s evaluation of internal control over financial reporting excluded the internal control activities of Metagramm which is included in the 2025 consolidated financial statements and constituted approximately 1% of total assets excluding goodwill and intangible assets as of December 31, 2025, and less than 1% of revenues for the year then ended.

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025, considering that the assets of the acquired business excluded from management’s assessment are not material to the Company’s consolidated financial statements. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment under those criteria, management has determined that, as of December 31, 2025, our internal control over financial reporting was effective.

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

D.	Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the year ended December 31, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Amihay Hadad	48	Chief Executive Officer
Shahar Marom	46	Chief Financial Officer
Eliyahu Yoresh	55	Chairman of the Board of Directors, Class II Director
Amitay Weiss*(1)(2)	62	Class I Director
Alon Dayan*(1)(2)	48	Class II Director
Kineret Tzedef*(1)	45	Class III Director
Ronen Rosenbloom*(2)	53	Class I Director

* Independent as that term is defined by the rules of the Nasdaq Stock Market

(1)	Member of our audit committee

(2)	Member of our compensation committee

Amihay Hadad has served as our Chief Executive Officer since February 20, 2020, Chief Financial Officer from July 25, 2019 and until June 28, 2022, and served as a member of our Board of Directors from January 1, 2020 to September 25, 2026. From 2011 until 2018, Mr. Hadad served as the Chief Financial Officer of Yedioth Internet. As of January 30, 2020, Mr. Hadad serves as the Chief Executive Officer of Gix Internet and served as the Chief Financial Officer of Gix Internet until September 19, 2022. Mr. Hadad holds both a B.A. and an MBA from the College of Management Academic Studies in Rishon LeZion, Israel, and an M.A. in law from Bar-Ilan University, Israel. Mr. Hadad is also a certified public accountant in Israel.

Shahar Marom has served as our Chief Financial Officer since July 1, 2022. Mr. Shahar Marom previously served as the Director of Finance of Raft Technologies Ltd. from 2018 to 2022, and held several financial positions at Supercom Ltd. (Nasdaq: SPCB) from 2013 to 2017. Mr. Marom is a certified public accountant and holds a B.A. in economics and accounting from the Tel Aviv University, Israel.

Eliyahu Yoresh has served as a member of our board of directors since September 19, 2022. Mr. Yoresh also serves as the chairman of the board of directors of Gix Internet Ltd. (TASE: GIX) since September 2022 (prior to which he served as a director since November 2020) and as the chairman of the board of directors of Rail Vision Ltd (Nasdaq: RVSN) since January 2024 (prior to which he served as a director since 2017). Additionally, Mr. Yoresh has served as a member of the Board of Directors of Xylo Technologies Ltd. (Nasdaq: XYLO) since September 2018. He also served as Chairman of the Board of Xylo from 2020 to 2025. Mr. Yoresh also serves as Chief Financial Officer of Foresight Autonomous Holdings Ltd. (Nasdaq, TASE: FRSX). In addition, Mr. Yoresh serves as a director of Elbit Imagining Ltd (TASE: EMITF) since August 2021. Mr. Yoresh served as the Chief Executive Officer of Tomcar Global Holdings Ltd., a global manufacturer of off-road vehicles, from 2005 to 2008. Mr. Yoresh is an Israeli Certified Public Accountant. Yoresh acquired a B.A. in business administration from the Business College, Israel and an M.A. in Law Study from Bar-Ilan University, Israel.

Amitay Weiss has served as a member of our board of directors since September 19, 2022. Additionally, Mr. Weiss has served as the chief executive officer of Gix Internet Ltd. (TASE: GIX) since September 19, 2022, and serves as director in multiple other public companies, including but not limited to, Arazim Investments Ltd. (TASE: ARZM), and Upsellon Brands Holdings Ltd. (TASE: UPSL). Mr. Weiss also serves as Chairman of the Board of Directors of Save Foods, Inc. (Nasdaq: SVFD), Maris-Tech Ltd. (Nasdaq: MTEK), Automax Motors Ltd. (TASE: AMX), Clearmind Medicine Inc. (CNSX: CMND) and SciSparc Ltd. (Nasdaq: SPRC), amongst others. In April 2016, Mr. Weiss founded Amitay Weiss Management Ltd., an economic consulting company and now serves as its Chief Executive Officer. Mr. Weiss holds a B.A in economics from New England College, an M.B.A. in business administration from Ono Academic College in Israel, an Israeli branch of University of Manchester and an LL.B from the Ono Academic College.

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

Kineret Tzedef has served as a member of our board of directors since September 2025. In addition, Ms. Tzedef has served as a member of the board of directors of Charging Robotics Inc. (OTC: CHEV) since September 2025 and previously served as a member of the board of directors of Xylo Technologies Ltd. (Nasdaq: XYLO) from 2019 to 2025. Ms. Tzedef also serves as a director of sports division and served in other positions at Hapoel Organization (Israeli Sport Federation) since 2007. Ms. Tzedef serves as an external director at Upsellon Brands Holdings Ltd. (TASE: UPSL), and as an external director of Augwind Energy Tech Storage Ltd. (TASE: AUGN). Ms. Tzedef is admitted to the Israel Bar Association since 2014. Ms. Tzedef holds a LL.B. from the Academic Center for Law and Science, Israel and a B.Ed. in Law Study from the Academic College at Wingate, Israel.

Ronen Rosenbloom has served as a member of our board of directors since September 2025. In addition, Mr. Rosenbloom has served as a member of the board of directors of N2OFF. Inc. (Nasdaq: NITO) since August 2020. Mr. Rosenbloom is an independent lawyer and has been working for a self-owned law firm specializing in white collar offences since 2004. Mr. Rosenbloom previously served on the board of directors of Xylo Technologies Ltd. (Nasdaq: XYLO) from 2018 to 2025 and Odysight.ai Inc. (Nasdaq: ODYS) (f/k/a ScoutCam Inc.) from 2019 to 2023. Prior to that, Mr. Rosenbloom served as chairman of the Israeli Money Laundering Prohibition committee and the Prohibition of Money Laundering Committee of the Tel Aviv District, both of the Israel Bar Association from November 2015 to December 2019. Mr. Rosenbloom holds an LL.B. from the Ono Academic College, an Israeli branch of University of Manchester.

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

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Compliance with Section 16(a) Compliance.

Section 16(a) of the Securities and Exchange Act of 1934 requires that directors and executive officers, and persons who own beneficially more than ten percent (10%) of our common stock, to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Our officers and directors are current in their filings as required under Section 16(a), other than with respect to the late filing of a Form 4 by Eli Yoresh, the Chairman of the Board of Directors, which was filed with the SEC on March 12, 2026.

Director Independence

Our Board of Directors has determined that Amitay Weiss, Alon Dayan, Kineret Tzedef and Ronen Rosenbloom do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq rules.

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

The members of our Board of Directors are divided to the three staggered director classes, as follows:

●	Class I consists of Amitay Weiss and Ronen Rosenbloom (with their terms expiring at our 2028 annual meeting of stockholders and members of such class serving successive three-year terms);

●	Class II consists of Eliyahu Yoresh and Alon Dayan (with terms expiring at our 2026 annual meeting of stockholders and members of such class serving successive three-year terms);

●	Class III consists of Kineret Tzedef (with term expiring at our 2027 annual meeting of stockholders and member of such class serving successive three-year term);

The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of management or a change of control of our company.

Committees of the Board

Audit Committee

Our audit committee is comprised of Amitay Weiss, Kineret Tzedef and Alon Dayan. Ms. Tzedef serves as chairman of the audit committee. The audit committee is responsible for retaining and overseeing our independent registered public accounting firm, approving the services performed by our independent registered public accounting firm and reviewing our annual financial statements, accounting policies and our system of internal controls. The audit committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the audit committee’s composition and meetings. The audit committee charter is available on our website www.view-bix.com.

The Board of Directors has determined that each member of the audit committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board of Directors has determined that each member of the audit committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market.

The Board of Directors has determined that Amitay Weiss is an “audit committee financial expert” serving on its audit committee, and is independent, as the SEC has defined that term in Item 407 of Regulation S-K.

Compensation Committee

Our compensation committee is comprised of Amitay Weiss, Ronen Rosenbloom and Alon Dayan. Mr. Weiss serves as chairman of the compensation committee.

The compensation committee’s roles and responsibilities include making recommendations to the Board of Directors regarding the compensation for our executives, the role and performance of our executive officers, and appropriate compensation levels for our CEO, which are determined without the CEO present, and other executives. Our compensation committee also administers our 2023 Stock Incentive Plan. The compensation committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the compensation committee’s composition and meetings. The compensation committee charter is available on our website www.view-bix.com.

Our Board of Directors has determined that all of the members of the compensation committee are “independent” as that term is defined by the rules of the Nasdaq Stock Market.

Director Nominations

We do not have a standing nominating committee. In accordance with Nasdaq Rule 5605(e)(2), a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Amitay Weiss, Alon Dayan, Kineret Tzedef and Ronen Rosenbloom. In accordance with Nasdaq Rule 5605(e)(1)(a), Amitay Weiss, Alon Dayan, Kineret Tzedef and Ronen Rosenbloom are currently “independent” as that term is defined under the Nasdaq rules. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our Board of Directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to Our Board of Directors should follow the procedures set forth in our bylaws.

Code of Conduct and Ethics

Our Board of Directors has approved a Code of Business Conduct and Ethics that applies to all our employees. The text of the Code of Business Conduct and Ethics is publicly available on our website at www.view-bix.com. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report and is not incorporated by reference herein. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investors” section of our website at www.view-bix.com or will be included in a Current Report on Form 8-K, which we will file within four business days following the date of the amendment or waiver.

Board’s Role in Risk Oversight.

Our Board of Directors assess on an ongoing basis the risks faced by us. These risks include financial, technological, competitive, and operational risks. Upon the effectiveness of the Uplist, our audit committee will be responsible for the assessment and oversight of the Company’s financial risk exposures.

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

Clawback Policy

We have adopted an Executive Officer Clawback Policy (the “Clawback Policy”) in accordance with the Nasdaq listing standards and Exchange Act Rule 10D-1, which will apply to our current and former executive officers. Under the Clawback Policy, we will be required to recoup the amount of any Erroneously Awarded Compensation (as defined in the Clawback Policy) on a pre-tax basis within a specified lookback period in the event of any Accounting Restatement (as defined in the Clawback Policy), subject to limited impracticability exception. Our Clawback Policy is included as Exhibit 97.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

The following table sets out the compensation paid for the fiscal years ended December 31, 2025 and 2024 as applicable, to our principal executive officer, the two other most highly paid executive officers and one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of December 31, 2025. (“Named Executive Officers’):

The table is in U.S. dollars.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Mr. Amihay Hadad	2025	257,430	-	-	-	3,276	260,706
Chief Executive Officer	2024	226,376	-	-	-	3,798	230,174

Shmuel Bendahan	2025	-	-	-	-	-	-
Former Chief Executive Officer of Gix Media(1)	2024	158,107	37,947	12,500	-	12,042	220,596

Shahar Marom	2025	187,636	-	-	-	-	187,636
Chief Financial Officer	2024	165,568	-	-	-	-	165,568

Ofir Peral	2025	47,721	-	-	-	-	47,721
Chief Executive Officer of Cortex(2)	2024	183,683	-	-	-	-	183,683

Asael Sharabi	2025	55,212	-	-	-	-	55,212
Chief Operations Officer of Cortex(3)	2024	206,557	-	-	-	-	206,557

(1)	Shmuel Bendahan served as the Chief Executive Officer of Gix Media until July 20, 2024. The amounts presented in the table include a total of $70,194 that the Company received from the Israeli National Insurance Institute, as reimbursement for the salary paid to Mr. Bendahan during his reserve services in the Israeli army.
(2)	Ofir Peral served as the Chief Executive Officer of Cortex until November 9, 2025.
(3)	Asael Sharabi served as the Chief Financial Officer of Cortex until November 9, 2025.

Director’s Compensation

The following table sets forth the compensation we paid our non-executive directors during the fiscal year ended December 31, 2025.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Yoram Baumann(1)	99,768	-	-	-	99,768
Alon Dayan	11,584	-	-	-	11,584
Amitay Weiss	11,584	-	-	-	11,584
Liron Carmel(2)	8,688	-	-	-	8,688
Eliyahu Yoresh	11,584	-	-	-	11,584
Kineret Tzedef(3)	2,896	-	-	-	2,896
Ronen Rosenbloom(4)	2,896	-	-	-	2,896

(1)	Yoram Baumann resigned from our Board of Directors on June 9, 2025
(2)	Liron Carmel resigned from our Board of Directors on September 25, 2025
(3)	Kineret Tzedef was appointed to our Board of Directors on September 25, 2025
(4)	Ronen Rosenbloom was appointed to our Board of Directors on September 25, 2025

Effective as of October 1, 2022, our non-executive directors, excluding the chairman of our Board of Directors, are each entitled to a quarterly compensation fee of NIS 10,000 (approximately $3,134).

On November 25, 2025, our Board of Directors approved, beginning on January 1, 2026 and effective upon the closings of the November 2025 Private Placement and the Quantum acquisition, a monthly director service fee to the chairman of our Board of Directors of $12,000, payable by Xylo Technologies Ltd., a subsidiary of one of our stockholders, and that the chairman of our Board of Directors shall be eligible for an annual bonus in an amount determined by our Board of Directors on an annual basis.

Compensation Policies and Practices as They Relate to the Company’s Risk Management

We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Compensatory Arrangements

Except for our Chief Executive Officer and Chief Financial Officer, we do not have any formal employment or consulting agreement with any of our officers. Any future compensation will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed.

Chief Executive Officer

We have entered into an employment agreement, through Viewbix Israel, with Mr. Amihay Hadad, our Chief Executive Officer, pursuant to which as of December 1, 2022, he is entitled to receive the following terms of compensation: (i) a gross monthly base salary of NIS 50,000 (approximately $16,000) and (ii) certain additional performance-based cash awards, including (a) the Company’s achievement of certain pre-determined financial targets (as evaluated pursuant to adjusted EBITDA metrics), (b) completion of certain merger and acquisition transactions, and (c) pursuant to the discretion of the Board of Directors following a review of Mr. Hadad’s performance upon the completion of the fiscal year (collectively the “Bonus Payments”). The Bonus Payments, in the aggregate, are limited to an amount equal to six (6) months’ base salary. In accordance with the terms of Mr. Hadad’s employment agreement, he will also receive additional benefits customary for a chief executive officer of his experience and for companies of similar stature and standing to that of the Company.

The foregoing description of Mr. Hadad’s employment agreement is qualified in its entirety by reference to the full text of the employment agreement, a copy of which is filed as Exhibit 4.8 hereto.

Chief Financial Officer

We have entered into an employment agreement, through Viewbix Israel, with Mr. Shahar Marom, our Chief Financial Officer, pursuant to which as of July 1, 2022, he is entitled to receive the following terms of compensation: (i) a gross monthly base salary of NIS 40,000 (approximately $12,914) and (ii) certain additional performance-based cash awards, including (a) the Company’s achievement of certain pre-determined financial targets (as evaluated pursuant to adjusted EBITDA metrics), and (b) pursuant to the discretion of the Board of Directors following a review of Mr. Marom’s performance upon the completion of the fiscal year (collectively the “Bonus Payments”). The Bonus Payments, in the aggregate, are limited to an amount equal to one (1) to two (2) months’ base salary. In accordance with the terms of Mr. Marom’s employment agreement, he will also receive additional benefits customary for a chief financial officer of his experience and for companies of similar stature and standing to that of the Company.

The foregoing description of Mr. Marom’s employment agreement is qualified in its entirety by reference to the full text of the employment agreement, a copy of which is filed as Exhibit 4.39 hereto.

Outstanding Equity Awards

As of the end of the year ended December 31, 2025, our executive officers did not hold any outstanding equity awards to purchase shares of our common stock. There were no awards made to our executive officers in the last completed fiscal year.

Option Grants

During the year ended December 31, 2025, the Board of Directors did not authorize the issuance of equity awards to executive officers and directors to purchase shares of our common stock.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2025, by our executive officers.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2025 and 2024.

Pay Versus Performance

We are required by SEC rules to disclose the following information regarding compensation paid to our Principal Executive Officer (the “PEO”) and our other named executive officers (collectively, the “Non-PEO NEOs”). The amounts set forth below under the headings “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to Non-PEO NEOs” have been calculated in a manner prescribed by the SEC rules and do not necessarily align with how we or the compensation committee views the link between our performance and pay of our named executive officers. The footnotes below set forth the adjustments from the total compensation for each of our NEOs reported in the Summary Compensation Table above. As permitted under the rules applicable to smaller reporting companies, we are including two years of data and are not including a peer group total shareholder return or company-selected measure, as contemplated under Item 402(v) of Regulation S-K.

The following table sets forth additional compensation information of our PEO and Non-PEO NEOs, along with total shareholder return, and net loss results for the years ended December 31, 2025 and 2024:

Year(1)	Summary Compensation Table Total for PEO(2)	Compensation Actually Paid to PEO(3)	Average Summary Compensation Table Total for Non-PEO NEOs(4)	Average Compensation Actually Paid to Non-PEO NEOs(3)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return(5)	Net Loss (in 000s)(6)
2025	$260,706	$260,706	$96,856	$96,856	$340	$(20,815)
2024	230,174	230,174	194,101	194,101	1,138	(14,106)

(1) Mr. Amihay Hadad served as our Chief Executive Officer for the entirety of 2025 and 2024. The Non-PEO NEOs for 2025 were Mr. Shahar Marom, Mr. Ofir Peral, the chief executive officer of Cortex, and Mr. Asael Sharabi, the chief operations officer of Cortex. The Non-PEO NEOs for 2024 were Mr. Shmuel Bendahan, the former chief executive officer of Gix Media Ltd. until July 20, 2024, Mr. Ofir Peral, the chief executive officer of Cortex, and Mr. Asael Sharabi, the chief operations officer of Cortex. On November 9, 2025, Gix Media all of the issued and outstanding share capital of Cortex held by Gix Media, constituting 80% of Cortex’s issued and outstanding share capital pursuant to which Cortex ceased being a majority-owned direct subsidiary of Gix Media and ceased being an indirect subsidiary of Viewbix.

(2) The dollar amounts reported herein represent the amount of total compensation reported for each covered fiscal year in the “Total” column of the Summary Compensation Table for each applicable year.

(3) The dollar amounts reported below represent the amount of “compensation actually paid” to our PEO and Non-PEO NEOs (as an average) as computed in accordance with Item 402(v) of Regulation S-K, for each covered fiscal year. The dollar amounts do not reflect the actual amount of compensation earned or received by or paid to the PEOs and Non-PEO NEOs during the applicable fiscal year. For purposes of the equity award adjustments shown below, no equity awards were cancelled due to a failure to meet vesting conditions and no dividends or other earnings paid on stock or option awards in the covered fiscal year prior to the vesting date were not otherwise included in the total compensation for the covered fiscal year. In calculating the “compensation actually paid” amounts reflected in these columns, the fair value or change in fair value, as applicable, of the equity award adjustments included in such calculations was computed in accordance with FASB ASC Topic 718. The valuation assumptions used to calculate such fair values did not materially differ from those disclosed at the time of grant. The following table details the applicable adjustments that were made to the determine “compensation actually paid” (all amounts are averages for Non-PEO NEOs).

	PEO		Non-PEO NEO Average
	2025	2024	2025	2024
Summary Compensation Table Total	$260,706	$230,174	$96,856	$194,101
- Grant date fair value of awards granted during the covered fiscal year	-	-	-	-
+ Fair value as of the end of the covered fiscal year of all awards granted during the covered fiscal year that are outstanding and unvested at the end of the covered year	-	-	-	-
Compensation Actually Paid	$260,706	$230,174	$96,856	$194,101

(4) The dollar amounts reported herein represent the average of the amounts of total compensation reported for our Non-PEO NEOs as a group for each covered fiscal year in the “Total” column of the Summary Compensation Table for each applicable year.

(5) Cumulative total stockholder return (“TSR”) assumes $100 was invested on December 31, 2023 and is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between our stock price at the end and the beginning of the measurement period (December 31, 2023) by our stock price at the beginning of the measurement period. At December 31, 2025, 2024 and 2023, the per share closing prices for our common stock were $1.53, $5.12 and $0.45, respectively. No dividends were paid on stock or option awards for all periods presented.

(6) Net loss is reflected as reported in our audited consolidated financial statements for the applicable fiscal year.

Pay Versus Performance Comparative Disclosure

The Company’s executive compensation program reflects a variable pay-for-performance philosophy. While the Company utilizes several performance measures to align executive compensation with Company performance, all of those Company measures are not presented in the PVP table. Moreover, the Company generally seeks to incentivize long-term performance, and therefore does not specifically align the Company’s performance measures with CAP (as computed in accordance with SEC rules) for a particular year. In accordance with SEC rules, the Company is providing the following narrative disclosure regarding the relationships between information presented in the PVP table.

Compensation Actually Paid and Company TSR

During fiscal 2024 and 2025, compensation actually paid to our PEO increased from $230,174 in fiscal 2024 to $260,706 in fiscal 2025. Average compensation actually paid to our Non-PEO NEOs decreased from $194,101 in fiscal 2024 to $96,856 in fiscal 2025. Over the same period, the value of an investment of $100 in our common stock on the last trading day of 2023 increased by $1,118 to $1,138 during fiscal 2024, and further decreased by $798 to $340 during fiscal 2025, for a total increase over fiscal 2024 and 2025 of $320.

Compensation Actually Paid and Net Loss

During fiscal 2024 and 2025, compensation actually paid to our PEO increased from $230,174 in fiscal 2024 to $260,706 in fiscal 2025. Average compensation actually paid to our Non-PEO NEOs decreased from $194,101 in fiscal 2024 to $96,856 in fiscal 2025. Over the same period, our net loss increased by $5,419 thousand during fiscal 2024 (from a net loss in fiscal 2023 of $8,687 thousand to a net loss in fiscal 2024 of $14,016 thousand), and increased by $6,799 thousand during fiscal 2025 (from a net loss in fiscal 2024 of $14,016 thousand to a net loss in fiscal 2025 of $20,815 thousand).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 26, 2026 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)		Percentage of Stock Owned (1)
5% Owners
Gix Internet Ltd.	2,883,753	(2)	21.52%
L.I.A. Pure Capital Ltd.	1,311,866	(3)	9.84%
Capitalink Ltd.	672,007	(4)	5.04%
Nissim Daniel	873,330	(5)	6.55%
Executive Officers and Directors
Amihay Hadad, Chief Executive Officer	47,008	(6)	* %
Shahar Marom, Chief Financial Officer	23,504	(7)	* %
Eliyahu Yoresh, Chairman of the Board of Directors	488,103	(8)	3.62%
Amitay Weiss, Director	74,786	(9)	* %
Alon Dayan, Director	447	(10)	* %
Kineret Tzedef, Director	-		-%
Ronen Rosenbloom, Director	-		-%
Officers and Directors as a Group (7 persons)	633,848	(11)	4.71%

*	Less than 1%.

(1)	The calculation in this column is based upon 13,336,392 shares of common stock outstanding on March 26, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 26, 2026 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person

(2)	Consists of (i) 2,818,585 shares of common stock, (ii) warrants to purchase up to 65,168 shares of common stock issuable upon the exercise of warrants. The address of Gix Internet Ltd. is 3 Hanehoshet St, Building B, 7th floor, Tel Aviv, Israel 6971068. Gix Internet Ltd. is a publicly traded company. To the best of our knowledge, Gix Internet Ltd. does not have any controlling shareholders. As of January 1, 2026, as reported by the Tel Aviv Stock Exchange, Xylo Technologies Ltd., a wholly-owned subsidiary of L.I.A. Pure Capital Ltd., holds approximately 31.53% of the issued and outstanding share capital of Gix Internet Ltd. The chief executive officer of Gix Internet Ltd. is Mr. Amitay Weiss, a member of our board of directors, and the chief financial officer of Gix Internet Ltd is Mr. Amihay Hadad, our chief financial officer. Mr. Eliyahu Yoresh, the chairman of the board of directors, is also the chairman of the board of directors of Gix Internet Ltd.

(3)

Consists of 1,311,866 shares of common stock. Does not include (i) 7,079,877 shares of common stock issuable upon the exercise warrants, (ii) 500,000 shares of common stock issuable upon the conversion of the outstanding loan amount of a convertible loan entered into in June 2024 and (iii) 500,000 shares of common stock issuable upon the exercise of warrants that are issuable upon the conversion of the outstanding loan amount of a convertible loan entered into in June 2024. All of the warrants have a blocker provision that subject the exercise/conversion of such securities to a 4.99% beneficial ownership limitation. If the foregoing securities did not contain such beneficial ownership limitation, the selling stockholder would beneficial own approximately 43.85% of our outstanding shares of common stock. Kfir Silberman is the officer, sole director, chairman of the board of directors and controlling shareholder of L.I.A. Pure Capital Ltd., and its address is 20 Raoul Wallenberg Street, Tel Aviv, Israel 6971916. L.I.A. Pure Capital Ltd. was the lead lender in a credit facility entered that we entered into in June 2024, an investor in a private placement that we entered into in July 2025, an advisor in connection with the private placement that we closed in March 2026 and a shareholder of Quantum X Labs Ltd.

(4)

Consists of 672,007 shares of common stock, of which (A) 513,689 shares of common stock are owned by Capitalink Ltd. (“Capitalink”) and (B) 158,318 shares of common stock are owned by Lavi Krasney. Does not include 395,636 shares of common stock issuable upon the exercise of warrants, of which (A) warrants to purchase 18,286 shares of common stock are owned by Capitalink and (B) warrants to purchase 377,350 shares of common stock are owned by Lavi Krasney. All of the warrants have a blocker provision that subject the exercise/conversion of such securities to a 4.99% beneficial ownership limitation. If the foregoing securities did not contain such beneficial ownership limitation, the selling stockholder would beneficial own approximately 7.77% of our outstanding shares of common stock. Lavi Krasney is the officer, sole director, chairman of the board of directors and controlling shareholder of Capitalink, and its address is 20 Raoul Wallenberg Street, Tel Aviv, Israel 6971916. Capitalink was an investor in a private placement that we closed in March 2026 and Lavi Krasney was a shareholder of Quantum X Labs Ltd.

(5)

Consists of 873,330 shares of common stock. Does not include 44,283 shares of common stock issuable upon the exercise warrants. All of the warrants have a blocker provision that subject the exercise/conversion of such securities to a 4.99% beneficial ownership limitation. If the foregoing securities did not contain such beneficial ownership limitation, the selling stockholder would beneficial own approximately 6.86% of our outstanding shares of common stock. Nissim Daniel’s address is 5 Harav Levin Street, Ramat Gan, Israel 5226039. Nissim Daniel was a shareholder of Quantum X Labs Ltd.

(6)	Consists of (i) 2,518 shares of common stock, (ii) warrants to purchase up to 2,518 shares of common stock issuable upon the exercise of warrants, (iii) 20,986 shares of common stock issuable upon the conversion of the outstanding loan amount of a convertible loan entered into in June 2024 and (iv) 20,986 shares of common stock issuable upon the exercise of warrants that are issuable upon the conversion of the outstanding loan amount of a convertible loan entered into in June 2024.

(7)	Consists of (i) 1,259 shares of common stock, (ii) warrants to purchase up to 1,259 shares of common stock issuable upon the exercise of warrants, (iii) 10,493 shares of common stock issuable upon the conversion of the outstanding loan amount of a convertible loan entered into in June 2024 and (iv) 10,493 shares of common stock issuable upon the exercise of warrants that are issuable upon the conversion of the outstanding loan amount of a convertible loan entered into in June 2024.

(8)	Consists of (A) (i) 349,794 shares of common stock and (ii) 93,819 shares of common stock issuable upon the exercise warrants, each of which are held by Eliyahu Yoresh, and (B) (i) 2,518 shares of common stock issuable upon the exercise of warrants, (ii) 20,986 shares of common stock issuable upon the conversion of the outstanding loan amount of a convertible loan entered into in June 2024 and (iii) 20,986 shares of common stock issuable upon the exercise of warrants that are issuable upon the conversion of the outstanding loan amount of a convertible loan entered into in June 2024, each of which are held by Yoresh Capital Ltd., of which Eliyahu Yoresh is the officer, sole director, chairman of the board of directors and controlling shareholder. All of the warrants have a blocker provision that subject the exercise/conversion of such securities to a 4.99% beneficial ownership limitation. Eli Yoresh is the officer, sole director, chairman of the board of directors and controlling shareholder of Yoresh Capital Ltd., and its address is Yitzhak Rabin 5 Kiryat Ono, Israel. Eliyahu Yoresh was an investor in a private placement that we entered into in July 2025 and a shareholder of Quantum X Labs Ltd.

(9)	Amitay Weiss is the officer, sole director, chairman of the board of directors and controlling shareholder of Amitay Weiss Management Ltd., and its address is Haatsmaut St 41, Petah Tikva, Israel. Consists of (i) 30,296 shares of common stock, (ii) warrants to purchase up to 2,518 shares of common stock issuable upon the exercise of warrants, (iii) 20,986 shares of common stock issuable upon the conversion of the outstanding loan amount of a convertible loan entered into in June 2024 and (iv) 20,986 shares of common stock issuable upon the exercise of warrants that are issuable upon the conversion of the outstanding loan amount of a convertible loan entered into in June 2024.

(10)	Represents shares held by L1 Systems Limited (“L1 Systems”) over which shares Mr. Dayan, as sole officer and director of L1 Systems, has voting and dispositive power.

(11)	See footnotes (2)-(10) for certain information regarding beneficial ownership.

Change in Control

To our knowledge, other than as disclosed in the table above, our other filings with the SEC and this Annual Report, we are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

During years ended December 31, 2025 and 2024, except for compensation arrangements described elsewhere herein and the transactions described below, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in the section entitled “Executive Compensation.”

Securities Exchange Agreement – Quantum

Mr. Eliyahu Yoresh, the chairman of our board of directors, was a shareholder of Quantum and held 25,000 shares (approximately 4.24%) of Quantum. In connection with our acquisition of Quantum Mr. Yoresh received 179,159 shares of common stock and pre-funded warrants to purchase 88,675 shares of our common stock. Mr. Yoresh may receive up to an additional 538,878 shares of common stock or pre-funded warrants upon the achievement of certain milestones as set forth in the Quantum Exchange Agreement. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments— Quantum Acquisition”.

July 2025 Private Placement

Mr. Eliyahu Yoresh, the chairman of our board of directors, was an investor in the July 2025 Private Placement pursuant to which Mr. Yoresh purchased 5,144 shares of our common stock and a common warrant to purchase 5,144 shares of our common stock at a purchase price of $4.86 per share of common stock and associated common warrant. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—July 2025 PIPE”.

Intercompany Loan

On April 10, 2025, our Board of Directors approved the redemption of the loan between Gix Media and Gix Internet Ltd. (“Gix Internet”). As a result, Gix Media and Gix Internet entered into a redemption agreement, effective as of May 27, 2025, pursuant to which the outstanding loan was redeemed in consideration for the transfer to Gix Media of all of Gix Internet’s intangible assets, including, inter alia, intellectual property rights, trademarks, software, algorithms, domains, technological know-how and any other intangible assets.

Employment Agreements

We, including through Viewbix Israel, have entered into written employment agreements with certain of our executive officers. These agreements generally provide for notice periods of varying duration for termination of the agreement by us or by the relevant executive officer, during which time the executive officer will continue to receive base salary and benefits. We have also entered into customary non-competition, confidentiality of information and ownership of inventions arrangements with our executive officers. However, the enforceability of the noncompetition provisions may be limited under applicable law.

Options

Since our inception we have granted options to purchase our common stock to our officers and directors. Such option agreements may contain acceleration provisions upon certain merger, acquisition, or change of control transactions.

Restricted Stock and Restricted Stock Unit Grants

Since our inception we have granted restricted stock and Restricted Stock Unit awards to our officers and directors. Such restricted stock award agreements may contain acceleration provisions upon certain merger, acquisition, or change of control transactions.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permitted by Delaware law against liabilities that may arise by reason of their service to us or at our direction, and to advance expenses incurred as a result of any proceedings against them as to which they could be indemnified. We also maintain an insurance policy that insures our directors and officers against certain liabilities, including liabilities arising under applicable securities laws.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” above for a discussion regarding the independence of the members of our board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

Our Board of Directors has appointed Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network, an independent registered public accounting firm, as our independent public accountant for the fiscal years ended December 31, 2025 and December 31, 2024.

Principal Accounting Fees

Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network, an independent registered public accounting firm, or Deloitte, has served as our principal independent registered public accounting firm for the year ended December 31, 2025, and 2024. The following are Deloitte’s fees for professional services in each of the respective fiscal years:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Audit fees (1)	$194,500	$190,000
Tax -related fees (2)	-	55,000
Total	194,500	245,000

(1)	Audit fees for the years ended December 31, 2024 and December 31, 2025, consisted of audit and review services, consents and review of documents filed with the SEC.

(2)	Tax fees consist of, among other items, tax assessment and filings, review of quarterly estimated tax payments, consultation concerning tax compliance issues, and services related to filing a rolling to the Israeli Tax Authority.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No. Description

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Viewbix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 6, 2022)

3.2	Amended and Restated Bylaws of Viewbix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2022)

3.3	Certificate of Amendment to Certificate of Incorporation filed July 15, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2024)

4.1*	Description of Securities Registered under Section 12

4.2	Form of Warrant by and between the Company and Gix Media Ltd., dated July 25, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2019)

4.3	Form of Warrant by and between the Company and the holders thereto, dated December 7, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2023)

4.4	2017 Employee Incentive Plan (incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 17, 2018)

4.5	2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 24, 2023)

4.6	Form of Stock Subscription Agreement between the Company and the investors set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2020)

4.7	Agreement and Plan of Merger, dated December 5, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2021)

4.8	Employment Agreement by and between Viewbix Ltd. and Amihay Hadad, dated February 23, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2024)

4.9	Loan Agreement by and between Viewbix Ltd. and the lenders thereto, dated November 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2023)

4.10	Form of Securities Purchase Agreement, dated July 3, 2024, by and between Viewbix Inc. and the purchasers parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2024)

4.11	Form of July 2024 Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No.: 333-281143) filed with the SEC on July 31, 2024)

4.12	Form of Registration Rights Agreement, dated July 3, 2024, by and between Viewbix Inc. and the purchasers parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2024)

4.13	Form of Amended and Restated Facility Agreement, dated July 22, 2024, by and between Capitalink Ltd. and Viewbix Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024)

4.14	Form of First July 2024 Warrant (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No.: 333-281143) filed with the SEC on July 31, 2024)

4.15	Form of Amended and Restated Facility Agreement, dated July 22, 2024, by and between Viewbix Inc. and the lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024)

4.16	Form of June 2024 Facility Warrants (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No.: 333-281143) filed with the SEC on July 31, 2024)

4.17	Form of June 2024 Lead Lender Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024)

4.18	Form of Facility Agreement, dated July 28, 2024, by and between M.R.M. Merhavit Holdings and Management Ltd. and Viewbix Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2024)

4.19	Form of Second July 2024 Warrant (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No.: 333-281143) filed with the SEC on July 31, 2024)

4.20	Form of Amended and Restated Securities Exchange Agreement, dated July 31, 2024, by and between Viewbix Inc. and Metagramm Software Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2024)

4.21	Form of Second Amendment, dated July 25, 2024, to the Amended and Restated Facility Agreement, dated July 22, 2024, by and between Capitalink Ltd. and Viewbix Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2024)

4.22	Form of Securities Exchange Agreement, dated March 24, 2025, by and between Viewbix Inc., Metagramm Software Ltd. and the Shareholders of Metagramm Software Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2025)

4.23	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025)

4.24	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025)

4.25	Form of Common Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025)

4.26	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025)

4.27	Form of Placement Agent Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025)

4.28	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2025)

4.29	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2025)

4.30	Form of Common Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2025)

4.31	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2025)

4.32*#	Share Purchase Agreement, dated November 9, 2025, by and between Gix Media Ltd., Cortex Media Group Ltd. (“Cortex”), certain founders of Cortex and Pro Sportority (Israel) Ltd.

4.33	Form of Securities Exchange Agreement, by and between Viewbix Inc., Quantum X Labs Ltd. and the shareholders of Quantum X Labs Ltd., dated December 15, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025)

4.34	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025)

4.35	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026)

4.36	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026)

4.37	Form of Common Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026)

4.38	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026)

4.39	Employment Agreement by and between Viewbix Ltd. and Shahar Marom, dated June 28, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2023)

19.1	Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2025)

21.1*	Subsidiaries of the Company

23.1	Consent of Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network, an independent registered public accounting firm

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

97.1	Executive Officer Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2025)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

VIEWBIX INC.

Date: March 27, 2026	By:	/s/ Amihay Hadad
Amihay Hadad
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of March, 2026 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ Amihay Hadad	Chief Executive Officer and Director
Amihay Hadad	(Principal Executive Officer)

/s/ Shahar Marom	Chief Financial Officer
Shahar Marom	(Principal Financial and Accounting Officer)

/s/ Eliyahu Yoresh	Chairman of the Board of Directors
Eliyahu Yoresh

/s/ Amitay Weiss	Director
Amitay Weiss

/s/ Alon Dayan	Director
Alon Dayan

/s/ Kineret Tzedef	Director
Kineret Tzedef

/s/ Ronen Rosenbloom	Director
Ronen Rosenbloom

