Form 10-Q
period 2026-03-31
QUANTUM X LABS INC.
filed 2026-05-14
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-42681

QUANTUM X LABS INC.

(Exact name of registrant as specified in its charter)

VIEWBIX INC.

(Former name, former address and former fiscal year, if changed since last report)

Delaware	68-0080601
(State of	(I.R.S. Employer
Incorporation)	Identification Number)

2 Jabotinsky St Atrium Tower, 18th floor Ramat Gan, Israel	5252903
(Address of Principal Executive Officers)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +972-9-774-1505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	QXL	The Nasdaq Capital Market

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

On May 14, 2026, the Registrant had 13,336,392 shares of common stock issued and outstanding.

QUANTUM X LABS INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

CONTENTS

Page

Interim Condensed Consolidated Balance Sheets (unaudited)	4 - 5

Interim Condensed Consolidated Statements of Operations (unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	7

Interim Condensed Consolidated Statements of Cash Flows (unaudited)	8 - 10

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)	11 - 42

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of March 31	As of December 31
	Note	2026	2025

ASSETS

CURRENT ASSETS

Cash and cash equivalents		1,793	1,018
Restricted deposits		45	20
Accounts receivable		355	315
Related parties		324	-
Other current assets		377	299

Total current assets		2,894	1,652

NON-CURRENT ASSETS

Deferred taxes		9	12
Property and equipment, net		44	56
Financial assets measured at cost method		600	600
Intangible assets, net	5	3,442	2,045
Goodwill	5	20,718	6,392

Total non-current assets		24,813	9,105

Total assets		27,707	10,757

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of March 31	As of December 31
	Note	2026	2025

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable		1,111	1,204
Government authorities		391	355
Earn-out payable	6,8	268	201
Short-term loans	7	267	260
Current maturities of long-term loans	7	781	781
Short-term convertible loans	7	867	867
Related parties		58	-
Other payables		500	395

Total current liabilities		4,243	4,063

NON-CURRENT LIABILITIES

Long-term loans, net of current maturities	7	390	586
Deferred taxes		663	326
Earn-out liability	6,8	726	793

Total non-current liabilities		1,779	1,705

Commitments and Contingencies	9

SHAREHOLDERS’ EQUITY

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 13,336,392 and 10,670,392 shares as of March 31, 2026, and December 31, 2025, respectively.		4	4
Additional paid-in capital		68,254	51,032
Accumulated deficit		(46,652)	(46,047)
Equity attributed to shareholders of Quantum X Labs Inc.		21,606	4,989
Non-controlling interests		79	-
Total equity		21,685	4,989

Total liabilities and shareholders’ equity		27,707	10,757

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share data)

	For the three months ended March 31,
	2026	2025

Revenues	353	529

Costs and Expenses:
Traffic-acquisition and related costs	132	134
Research and development	-	16
Selling and marketing	25	20
General and administrative	500	197
Depreciation and amortization	224	173
Other expenses, net	22	44

Operating loss	550	55

Financial expense, net	71	2,867

Loss from continuing operations, before taxes	621	2,922

Income tax expense (benefit)	(16)	42

Net loss from continuing operations	605	2,964
Net loss from discontinued operations	-	880
Net loss	605	3,844

Less: net loss attributable to non-controlling interests	-	176
Net loss attributable to shareholders of Quantum X Labs Inc.	605	3,668

Net loss from continuing operations attributable to:
Shareholders of Quantum X Labs Inc.	605	2,964
Non-controlling interests	-	-
	605	2,964
Net loss from discontinued operations attributable to:
Shareholders of Quantum X Labs Inc.	-	704
Non-controlling interests	-	176
	-	880

Net loss per share from continuing operations – Basic and diluted attributed to shareholders:	0.05	0.55
Net loss per share from discontinued operations – Basic and diluted attributed to shareholders:	-	0.13
Total net loss per share – Basic and diluted attributed to shareholders:	0.05	0.68

Weighted average number of shares – Basic and diluted (*):	11,499,814	5,414,548	(*)

(*)	Share and per share data in these financial statements for periods preceding the Reverse Stock Split have been retrospectively adjusted to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.F).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2026	10,670,392	4		51,032	(46,047)	4,989	-	4,989
Net loss	-	-		-	(605)	(605)	-	(605)
Issuance of shares and warrants in connection with a private placement (see note 10.D)	800,000	(*	)	1,330	-	1,330	-	1,330
Issuance of shares in connection with acquisition of a subsidiary (see note 6.C)	1,866,000	(*	)	15,892	-	15,892	79	15,971
Balance as of March 31, 2026	13,336,392	4		68,254	(46,652)	21,606	79	21,685

	Common stock (**)		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2025	5,296,945	3	28,482	(22,714)	5,771	1,736	7,507
Net loss	-	-	-	(3,668)	(3,668)	(176)	(3,844)
Shares issued in connection with the Reverse Stock Split (see note 10.F)	14	(*)	-	-	-	-	-
Issuance of shares in connection with acquisition of a subsidiary (see note 6.B)	1,323,000	(*)	5,159	-	5,159	-	5,159
Share-based compensation	-	-	-	-	-	3	3
Balance as of March 31, 2025	6,619,959	3	33,641	(26,382)	7,262	1,563	8,825

(*)	Represents an amount less than $1.
(**)	Share and per share data in these financial statements for periods preceding the Reverse Stock Split have been retrospectively adjusted to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.F).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the three months ended March 31,
	2026	2025

Cash flows from Operating Activities of Continuing Operations
Net loss	605	3,844
Less: net loss from discontinued operations	-	880
Net loss from continuing operations	605	2,964

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortizations	224	173
Share-based compensation	-	-
Deferred taxes	(28)	(8)
Accrued interest, net	25	(19)
Interest income	-	(38)
Amortization of loan discounts	-	22
Change in the fair value of financial liabilities at fair value through profit or loss (see note 8)	-	2,723
Amortization of deferred debt issuance costs (see notes 7.D, 7.E, 7.F)	4	68

Changes in assets and liabilities items:
Decrease (increase) in accounts receivable	(40)	121
Increase in other current assets	(36)	(53)
Decrease in accounts payable	(194)	(111)
Increase in other payables	46	277

Net cash provided by (used in) operating activities from continuing operations	(604)	191

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

	For the three months ended March 31,
	2026	2025

Cash flows from Investing Activities of Continuing Operations
Net cash from acquisition of subsidiaries (see appendix A and note 6.B)	193	12

Net cash used in investing activities from continuing operations	193	12

Cash flows from Financing Activities of Continuing Operations
Receipt of short-term bank loans	7	2,029
Repayment of short-term bank loans	-	(1,565)
Repayment of long-term bank loans	(196)	(658)
Change in loan to former parent company	-	6
Proceeds from issuance of shares and warrants in connection with the 2026 Private Placement (see note 10.D)	1,400	-

Net cash provided by (used in) financing activities from continuing operations	1,211	(188)

Cash flows of Discontinued Operations
Net cash used in operating activities from discontinued operations	-	(600)
Net cash used in investing activities from discontinued operations	-	-
Net cash provided by financing activities from discontinued operations	-	143

Net cash used in discontinued operations	-	(457)

Increase in cash and cash equivalents and restricted cash	800	15

Cash and cash equivalents and restricted cash at beginning of period	1,038	54

Cash and cash equivalents and restricted cash at end of period	1,838	69

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	2	1
Interest paid	34	120
	36	121

Substantial non-cash activities:
Issuance costs payable in connection with the 2026 Private Placement (see note 10.D)	70	-
Issuance of warrants in connection with the 2026 Private Placement (see note 10.D)	34	-
Classification of Earn-out liability to Earn-out payable (see note 8)	67	-

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

Appendix A:

As of March 4, 2026
Consolidation of Quantum Israel (see note 6.C):
Net working capital other than cash and restricted deposits	211
Property and equipment	9
Goodwill	14,326
In-process research and development, net of deferred taxes	1,232
Non-controlling interests	(79)
Total consideration	(15,892)

Balance as of March 4, 2026	(193)

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL

A. Organizational Background

Quantum X Labs Inc. (formerly known as Viewbix Inc.) (the “Company”) was incorporated in the State of Delaware on August 16, 1985, under a predecessor name, The InFerGene Company (“InFerGene Company”). On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., an Ohio corporation, which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc. In 2015, the Company changed its name to Emerald Medical Applications Corp., subsequent to which the Company, through its subsidiary, was engaged in the development of technology for use in detection of skin cancer. On January 29, 2018, the Company ceased its business operations in this field.

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

On February 7, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement” or the “Recapitalization Transaction”) with Gix Internet Ltd., a company organized under the laws of the State of Israel (“Gix” or “Former Parent Company”), pursuant to which, Gix assigned, transferred and delivered its 99.83% holdings in Viewbix Ltd., a company organized under the laws of the State of Israel (“Viewbix Israel”), to the Company in exchange for shares of the Company, which resulted in Viewbix Israel becoming a subsidiary of the Company. In connection with the Share Exchange Agreement, effective as of August 7, 2019, the Company’s name was changed from Virtual Crypto Technologies, Inc. to Viewbix Inc. Effective April 30, 2026, the Company. changed its name to Quantum X Labs Inc.

B. Reorganization Transaction

On December 5, 2021, the Company entered into a certain Agreement and Plan of Merger with Gix Media Ltd. (“Gix Media”), an Israeli company and the majority-owned (77.92%) subsidiary of Gix, the Former Parent Company and Vmedia Merger Sub Ltd., an Israeli company and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, Merger Sub merged with and into Gix Media, with Gix Media being the surviving entity and a wholly-owned subsidiary of the Company (the “Reorganization Transaction”).

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

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

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

As the Company and Gix Media were consolidated both by the Former Parent Company and Xylo Technologies Ltd. (formerly known as Medigus Ltd.) (the “Ultimate Parent”), before and after the Reorganization Transaction, the Reorganization Transaction was accounted for as a transaction between entities under common control. Accordingly, the financial information of the Company and Gix Media is presented in these financial statements, for all periods presented, reflecting the historical cost of the Company and Gix Media, as it is reflected in the consolidated financial statements of the Former Parent Company, for all periods preceding March 1, 2022, the date the Ultimate Parent obtained a controlling interest in the Former Parent Company and as it is reflected in the consolidated financial statements of the Ultimate Parent for all periods subsequent to March 1, 2022.

C. Business Overview

The Company and its subsidiaries (the “Group”) are focused on quantum technology, digital advertising and computing and enterprise artificial intelligence (AI) solutions.

The Company, through its subsidiaries Gix Media and the former majority-owned subsidiary of Gix Media, Cortex Media Group Ltd. (“Cortex”), operates in the field of digital advertising. As of November 2025, the Company had two main activities which were reported as separate operating segments: the search segment and the digital content segment. On November 9, 2025, Gix Media sold all of its holdings in Cortex (see note 6.A). Subsequently, the Company ceased its operations in the digital content segment.

The search segment develops a variety of technological software solutions, which perform automation, optimization, and monetization of internet campaigns, for the purposes of obtaining and routing internet user traffic to its customers. The search segment activity is conducted by Gix Media.

The digital content segment was engaged in the creation and editing of content, in different languages, for different target audiences, for the purposes of generating revenues from leading advertising platforms, by utilizing such content to obtain and route internet user traffic for its customers. The digital content segment activity was conducted by Cortex until November 9, 2025 (see note 6.A).

On March 24, 2025, the Company entered into a securities exchange agreement with Metagramm Software Ltd. (“Metagramm”) and all of the shareholders of Metagramm, pursuant to which the Company acquired 100% of Metagramm’s share capital in exchange for consideration equal to $5,159. The consideration was paid to Metagramm’s shareholders in the form of 1,323,000 shares of common stock of the Company, representing 19.99% of the Company’s issued and outstanding share capital (see note 6.B).

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

C. Business Overview (Cont.)

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

On March 4, 2026, the Company completed the acquisition of Quantum X Labs Ltd. (“Quantum Israel”), a private company that operates as a multi-disciplinary quantum technology hub, pursuant to a definitive share purchase agreement dated December 15, 2025 (the “Agreement Date”). Following the acquisition, Quantum Israel became a wholly owned subsidiary of the Company. In consideration for the acquisition, the Company issued common stock and pre-funded warrants representing approximately 40% of its capital stock as of the Agreement Date, with potential additional consideration of up to 12,702,847 shares of the Company’s common stock or pre-funded warrants upon the achievement of specified post-closing milestones (see note 6.C).

Quantum Israel is focused on developing and promoting quantum algorithms for the transportation, drug discovery and security segments as well as developing quantum- based GPS replacement and quantum atom accuracy solutions. Its mission is to research, develop, and own quantum technology intellectual property that addresses major challenges emerging as the quantum revolution scales into commercial and industrial use. Quantum Israel combines deep academic research with practical engineering to create deployable quantum solutions.

D. Impact of the War in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and/or ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. On April 8, 2026, the United States and Iran agreed to a two-week ceasefire. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. The intensity and duration of the security situation in Israel have been difficult to predict, as are the economic implications on the Company’s business and operations and on Israel’s economy in general

As the Group’s customers are mainly in the U.S. and Europe, its operations, revenues, and profitability are not directly affected by the security situation in Israel. However, this is an ongoing event and there is uncertainty regarding its duration, nature, and scope, management is unable to reasonably estimate the extent of the impact at this time.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

E. Cortex Adverse Effect

In April 2024, the Company was informed by Cortex that a significant customer of Cortex recently notified Cortex it will stop advertising on Cortex’s sites, as part of its policy decision to cease advertising on Made for Advertising (“MFA”) sites (the “Cortex Adverse Effect”). The Cortex Adverse Effect, which has materially affected Cortex’s business and operations, has occurred following certain recent developments relating to publishers that are categorized by a number of on-line advertisers as MFA, including decisions made by leading media on-line advertisers to prioritize different media categories and implement publishing restrictions in connection with MFA. Due to the Cortex Adverse Effect and additional circumstances as explained in note 3, the Company recorded impairments in the goodwill and intangible assets related to the digital content segment of $5,525 as of December 31, 2025. On November 9, 2025, Gix Media sold all of its holdings in Cortex (see notes 3 and 6.A).

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

As a result of the Uplist, the Company received during June and July 2025, aggregate gross proceeds of $2,852 in connection with a private placement and three facility agreements, consisting of $630 from the receipt of additional loans and $2,222 from the exercise of warrants (see notes 7.D, 7.E, 7.F and 10.B).

Effective April 30, 2026, the Company changed its name from “Viewbix Inc.” to “Quantum X Labs Inc.” and its trading symbol on the Nasdaq from “VBIX” to “QXL.”

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

H. Going Concern

During the years ended December 31, 2024, and 2025 and the three months ended March 31, 2026, the Company experienced a decrease in its revenues from the digital content as a result of the Cortex Adverse Effect (see note 1.E). The Company also experienced a decrease in its revenues from the search segment, as a result of a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the search segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the search segment, following the lack of availability of suppliers credit from such third party strategic partners.

As a result of the foregoing, during the three months ended March 31, 2026, the Company recorded an operating loss from continuing operations of $550 compared to $55 during the three months ended March 31, 2025. Additionally, the Company recorded a net loss of $605 during the three months ended March 31, 2026, compared to $3,844 during the three months ended March 31, 2025. As of March 31, 2026, the Company had cash and cash equivalents of $1,793, bank loans of $1,438 and accumulated deficit of $46,652.

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

In addition, the Company raised funds during 2025, increasing its cash balance, as follows: (1) pursuant to the consummation of the Uplist (as described in note 1.G above), the Company received during June and July 2025, aggregate gross proceeds of $2,852 in connection with a private placement (see note 10.B) and three facility agreements (see notes 7.D, 7.E, 7.F), consisting of $630 from the receipt of additional loans and $2,222 from the exercise of warrants and (2) on July 14, 2025, the Company closed an additional private placement transaction with certain accredited investors, pursuant to which the Company received gross proceeds of $4.5 million (see note 10.C).

Moreover, on March 4, 2026, the Company closed a private placement transaction with certain accredited investors, pursuant to which the Company received gross proceeds of $1.4 million (see note 10.D).

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

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

A. Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Group’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

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

NOTE 3: DISCONTINUED OPERATIONS

On November 9, 2025, Gix Media sold all of its holdings in Cortex (see note 6.A), following which the Group ceased its operations in the digital content segment activity. The Company has determined that the sale of Cortex has a major effect on the Company’s operations and financial results. In this respect, the results of operations and cash flows of the digital content segment, as well as its assets and liabilities, are reported as discontinued operations. The comparative figures in these consolidated financial statements have been adjusted on the basis of presenting separately the discontinued operations’ figures.

The components of the loss from discontinued operations for the three months ended March 31, 2025, in the consolidated statements of income consisted of the following:

For the three months ended March 31, 2025

Revenues	2,204

Costs and Expenses:
Traffic-acquisition and related costs	2,189
Research and development	131
Selling and marketing	196
General and administrative	56
Depreciation and amortization	546

Operating loss	914

Financial expense, net	36

Loss from discontinued operations before taxes	950

Income tax benefit	(70)

Net loss from discontinued operations	880

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 4: LOAN TO FORMER PARENT COMPANY

On March 22, 2020, Gix Media entered into a loan agreement with the Former Parent Company. The loan bore interest at a rate determined from time to time in accordance with Section 3(j) of the Income Tax Ordinance, new version, and the Income Tax Regulations (Determination of Interest Rate for the purposes of Section 3(j), 1986).

On April 10, 2025, the Company’s board of directors approved the redemption of the loan between Gix Media and the Former Parent Company. As a result, Gix Media and the Former Parent Company entered into a redemption agreement, effective as of May 27, 2025, pursuant to which the outstanding loan was redeemed in consideration for the transfer to Gix Media of all of the Former Parent Company’s intangible assets, including, inter alia, intellectual property rights, trademarks, software, algorithms, domains, technological know-how and any other intangible asset (the “Redemption”). Since this transaction is between entities under common control, the intangible assets received from the Former Parent Company were recorded at their historical carrying amount as they were recorded at the Former Parent Company’s financial statements which is $0.

As a result, the outstanding loan amount including accrued interest, totaling $4,048, was redeemed in full. The Redemption was recorded as an increase to the accumulated deficit in the Company’s statement of changes in shareholders equity for the year ended December 31, 2025.

For the three months ended March 31, 2025, Gix Media recognized interest income in the amount of $38.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS, NET

A.	Composition:

	In-process research and development	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2026	-	465	1,260	3,073	6,392	11,190

Consolidation of Quantum Israel (note 6.C)	1,600	-	-	-	14,326	15,926
Balance as of March 31, 2026	1,600	465	1,260	3,073	20,718	27,116

Accumulated amortization:
Balance as of January 1, 2026	-	465	592	1,696	-	2,753

Amortization recognized during the period	-	-	70	133	-	203
Balance as of March 31, 2026	-	465	662	1,829	-	2,956

Amortized cost:
As of March 31, 2026	1,600	-	598	1,244	20,718	24,160

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2025	465	870	2,523	1,083	4,941

Consolidation of Metagramm (note 6.B)	-	390	550	5,309	6,249
Balance as of December 31, 2025	465	1,260	3,073	6,392	11,190

Accumulated amortization:
Balance as of January 1, 2025	429	351	1,192	-	1,972

Amortization recognized during the period	36	241	504	-	781
Balance as of December 31, 2025	465	592	1,696	-	2,753

Amortized cost:
As of December 31, 2025	-	668	1,377	6,392	8,437

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 5: GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)

B. Impairment of intangible assets and goodwill:

As of December 31, 2025, the Company performed a quantitative impairment test of the search reporting unit. The Company did not recognize impairment losses regarding this reporting unit for the year ended December 31, 2025.

NOTE 6: BUSINESS COMBINATION

A. Cortex Acquisition and Sale

On October 13, 2021, Gix Media acquired 70% (on a fully diluted basis) of the shares of Cortex (the “Cortex Transaction”), a private company operating in the field of online media and advertising. In consideration for the Cortex Transaction, Gix Media paid NIS 35 million in cash (approximately $11 million). The Cortex Transaction was financed by Gix Media’s existing cash balances and substantially by debt through a bank financing in the aggregate amount of $9.5 million, that consists of a line of credit of up to $3.5 million and a long-term loan of $6 million (see note 7.B). On January 23, 2023, Gix Media acquired an additional 10% of Cortex, increasing its holdings to 80% of the share capital of Cortex in consideration for $2.6 million.

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

B. Metagramm Acquisition:

On March 24, 2025 (the “Closing Date”), the Company entered into a securities exchange agreement with Metagramm and all of the shareholders of Metagramm (the “2025 SEA”). Pursuant to the 2025 SEA, the Company acquired 100% of Metagramm’s shares in exchange for consideration of $5,159. The consideration was paid to Metagramm’s shareholders in the form of 1,323,000 shares of common stock of the Company, representing 19.99% of the Company’s issued and outstanding share capital immediately following the acquisition (the “Metagramm Acquisition”).

In addition, the Company agreed to pay Metagramm’s shareholders cash earn-out payments on a pro rata basis of up to a cumulative sum of $2.0 million, contingent on achieving certain financing and revenue milestones within 3 years following the Closing Date (see notes 10.C, 10.D).

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 6: BUSINESS COMBINATION (Cont.)

B. Metagramm Acquisition: (Cont.)

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

C. Quantum Israel Acquisition:

On December 15, 2025, the Company entered into a securities exchange agreement (the “Quantum Exchange Agreement”) with Quantum Israel and certain shareholders of Quantum Israel (the “Quantum Israel Shareholders”) pursuant to which the Company agreed to issue to the Quantum Israel Shareholders an aggregate amount of up to 40.0% of the Company’s issued and outstanding capital stock as of December 15, 2025, inclusive of 800,000 shares of the Company’s common stock issuable by the Company in a private placement offering (the “Private Placement Shares”) that the Company entered into in January 2026 (see also note 10.D), consisting of (i) up to 2,666,000 shares of the Company’s common stock, representing 19.99% of the Company’s issued and outstanding capital stock (the “Exchange Shares”), inclusive of the Private Placement Shares, and (ii) pre-funded warrants to purchase up to 4,447,595 shares of the Company’s common stock, representing the balance of up to the 40.0%, as of December 15, 2025, less the Exchange Shares, in exchange for up to 100%, but not less than 85%, of Quantum Israel’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to an amount up to 589,319 of Quantum Israel’s ordinary shares (the “Quantum Israel Acquisition”).

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 6: BUSINESS COMBINATION (Cont.)

C. Quantum Israel Acquisition: (Cont.)

In addition, pursuant to the Quantum Exchange Agreement, the Company may issue to the Quantum Israel Shareholders up to 12,702,847 additional shares of the Company’s common stock or pre-funded warrants to purchase shares of the Company’s common stock (collectively, the “Earn-Out Securities”), only following the 12-month anniversary of the closing date of the Quantum Israel Acquisition and upon the achievement of specified post-closing milestones as defined in the Quantum Exchange Agreement.

On March 4, 2026, the Company closed the Quantum Israel Acquisition (the “Quantum Closing Date”), pursuant to which the Company acquired 100% of Quantum Israel’s issued and outstanding share capital on a fully diluted, post-closing basis and Quantum Israel became a wholly owned subsidiary of the Company. On the Quantum Closing Date, the Company issued to the Quantum Israel Shareholders 1,866,000 shares of its common stock and pre-funded warrants to purchase 4,447,595 shares of its common stock. The pre-funded warrants were exercisable upon issuance at an exercise price of $0.0001 per share and will not expire until exercised in full.

Fair Value of Quantum Israel’s Identifiable Assets and Liabilities:

Cash and cash equivalents and restricted deposits	193
Net working capital other than cash and restricted deposits	210
Property and equipment	9
Goodwill arising from the acquisition	14,326
In-process research and development, net of deferred taxes	1,232
Non-controlling interests	(79)
Total cost of the acquisition	15,892

Consideration paid in Company’s shares and pre-funded warrants	10,670
Contingent consideration to be paid in Earn-Out Securities	5,222
Total Consideration	15,892

The total consideration was allocated to the fair value of assets acquired and liabilities assumed as of the Quantum Closing Date, with the excess purchase price recorded as goodwill. The goodwill will not be deductible for income tax purposes.

Management’s estimate of the fair value of the acquired in-process research and development and the contingent consideration to be paid upon achieving certain milestones assumed as of the Quantum Closing Date is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of third-party valuation specialists. Changes to amounts will be recorded as adjustments to the provisional amounts recognized as of the Quantum Closing Date and may result in a corresponding adjustment to goodwill during the remainder of the measurement period, which will not exceed twelve months from the Quantum Closing Date.

The estimation of the fair value of in-process research and development was determined using the income approach, which is based on the present value of the future cash flows attributable to the identifiable intangible asset. The contingent consideration of $5,222 represents the estimated fair value of the contingent consideration to be paid in Earn-Out Securities to the Quantum Israel Shareholders upon the achievement of certain milestones during the 12-month anniversary of the Quantum Closing Date.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 7: LOANS

A. Composition of long-term loans, short-term loans, and credit lines of the Group:

The following is the composition of the balance of the Group’s loans according to their nominal value:

	Interest rate	As of March 31, 2026	As of December 31, 2025
Short-term bank loans – Gix Media	SOFR + 4.60%	267	260
Long-term bank loan, including current maturity – Gix Media (received on July 10, 2025)	SOFR + 4.92%	1,171	1,367
Short-term convertible loans – June 2024 Facility Agreement – Quantum X Labs Inc.	12%	867	867

		2,305	2,494

B. Gix Media’s Financing Agreement and short-term loans:

On October 13, 2021, Gix Media entered into a financing agreement with Bank Leumi Le Israel Ltd (“Leumi”), an Israeli bank, for the provision of a line of credit in the total amount of up to $3,500, which will be determined on a monthly basis at 80% of Gix Media’s accounts receivable balance (the “Gix Media Credit Line”) and a long-term loan totaling $6,000, which Gix Media used to finance the acquisition of Cortex (the “Financing Agreement”) (see note 6.A).

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

On July 8, 2025, Gix Media and Leumi entered into an agreement in respect of the Financing Agreement, (the “July 2025 Repayment and Financing Agreement”) according to which, inter alia: (i) the Deposit Date was extended until October 1, 2025 (ii) Gix Media agreed to repay $2.4 million to Leumi by October 1, 2025, and (iii) subject to the full repayment of the $2.4 million, Leumi would provide a new loan equal to the then outstanding balance of the debt. The loan will be repaid in up to 24 monthly payments at an annual interest rate of Leumi’s applicable rate at the time of the granting of the loan.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 7: LOANS (Cont.)

B. Gix Media’s Financing Agreement and short-term loans: (Cont.)

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

As of March 31, 2026, Gix Media has drawn $267 of the Gix Media Credit Line.

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

The terms of the 2023 Loan were substantially amended on June 18, 2024, by the June 2024 Facility Agreement (see note 7.D). These amendments represented a substantial modification in accordance with ASC Topic 470. Accordingly, the terms modification was accounted for as an extinguishment of the original financial liability and the initial recognition of new financial instruments issued at their fair value as of the effective date of the June 2024 Facility Agreement.

On December 31, 2025, all 2023 Warrants were expired.

D. June 2024 Facility Agreement:

On June 18, 2024, the Company entered into a credit facility agreement with a group of lenders including a lead lender (the “June 2024 Lead Lender”, and collectively, the “June 2024 Lenders”) for an amount of up to $1.0 million which was amended and restated on July 22, 2024 (the “June 2024 Facility Agreement”). The June 2024 Facility Agreement also includes $531 of outstanding debt owed by the Company to the lenders of the 2023 Loan (see note 7.C), such that the total amount of the credit line reached $1.53 million (the “Total Credit Facility Amount”). The Total Credit Facility Amount will be due for repayment following 12 months from the date of the June 2024 Facility Agreement (the “Initial Maturity Date”) or alternatively, in the event the completion of the Uplist (as defined in note 1.G) prior to the Initial Maturity Date, then the Total Credit Facility Amount will be due for repayment following 12 months from the Uplist Date. The Total Credit Facility Amount will be available for use as follows: (a) $350 upon the date of the June 2024 Facility Agreement, (b) $150 upon submitting a prospectus for the registration of shares to be issued to the June 2024 Lenders, and (c) $500 upon the completion of the Uplist.

The Total Credit Facility Amount will accrue interest at a rate of 12% per annum, to be paid in advance.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

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

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

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

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 7: LOANS (Cont.)

E. First July 2024 Facility Agreement (Cont.)

The First July 2024 Facility Agreement Amount accrued interest at a rate of 12% per annum. The interest for the first year was paid in advance in: (a) 300,000 shares of the Company’s common stock at a conversion rate of $1.00 for each dollar of interest accrued on the total amount, and (b) 300,000 warrants to purchase 300,000 shares of the Company’s common stock an exercise price of $1.00 per share. The warrants are exercisable upon issuance at an exercise price of $1.00 per share of common stock and will be exercisable for a three-year period from the date of the First July 2024 Facility Agreement.

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

Under the terms of the First July 2024 Facility Agreement, the Company received in July 2024 a loan of $50 and on the Uplist Date the Company drew additional $50 of the First July 2024 Facility Loan Amount. These loans were recorded as short-term convertible loans and their fair value was substantially the same as the amount received. In addition, On the Uplist Date, $100 of the First July 2024 Facility Loan Amount was converted into units, which included 100,000 shares of common stock and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share for a three-year period from the Uplist Date. The warrants were recorded at fair value and were classified as equity.

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

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

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

The Second July 2024 Facility Loan Amount accrued interest at a rate of 12% per annum. The interest for the first year was paid in advance in: (a) 360,000 shares of the Company’s common stock, reflecting a share price of $1.00 per share for each dollar of interest accrued on the total amount, and (b) 360,000 warrants to purchase 360,000 shares of common stock of the Company at an exercise price of $1.00 per share. The warrants are exercisable for three years from the date of the Second July 2024 Facility Agreement. Starting from the second year of the Second July 2024 Facility Agreement, the interest will be paid in cash to the lenders.

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

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 7: LOANS (Cont.)

F. Second July 2024 Facility Agreement (Cont.)

Under the terms of the Second July 2024 Facility Agreement, the Company received in July 2024 a loan of $80 and on the Uplist Date the Company drew additional $80 of the Second July 2024 Facility Loan Amount. These loans were recorded as short-term convertible loans and their fair value was substantially the same as the amount received. In addition, On the Uplist Date, $160 of the Second July 2024 Facility Loan Amount was converted into units, which included 160,000 shares of common stock and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share for a three-year period from the Uplist Date. The warrants were recorded at fair value and were classified as equity.

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

NOTE 8: FINANCIAL INSTRUMENTS AT FAIR VALUE

Financial instruments:

The Company has level 3 financial instruments that were recognized at fair value upon initial recognition of each financial instrument and subsequently measured at fair value at each balance sheet date, consisting of: (i) the earn-out liability arising from the Metagramm Acquisition (see note 6.B); and (ii) embedded derivatives arising from the June 2024 Facility Agreement, the First July 2024 Facility Agreement and the Second July 2024 Facility Agreement (see notes 7.D, 7.E, 7.F).

On June 5, 2025, following the Uplist, the Company converted all embedded derivatives into equity. Prior to the conversion, and as of the Uplist Date, these embedded derivatives were measured at their intrinsic value through profit or loss.

The following table presents the financial instruments that were measured at fair value through profit or loss:

Earn-out liability
Balance as of January 1, 2026	793
Earn-out payable amounts upon achieving financing milestone in connection with Metagramm Acquisition (see note 6.B)	(67)
Balance as of March 31, 2026	726

	Embedded derivatives	Earn-out liability

Balance as of January 1, 2025	29	-
Earn-out liability recorded in connection with Metagramm Acquisition (see note 6.B)	-	1,010
Earn-out payable amounts upon achieving financing milestone in connection with Metagramm Acquisition (see note 6.B)	-	(201)
Net changes at fair value recognized through profit or loss	10,121	(16)
Embedded derivatives converted to equity	(10,150)	-
Balance as of December 31, 2025	-	793

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

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

In connection with the Cortex Transaction, Gix Media has provided several liens under the Financing Agreement with Leumi, as follows: (1) a floating lien on Gix Media’s assets; (2) a lien on Gix Media’s bank account in Leumi; (3) a lien on Gix Media’s rights under the Cortex Transaction; (4) a fixed lien on Gix Media’s intellectual property; and (5) a lien on Gix Media’s full holdings in Cortex.

On November 9, 2025, under the Cortex Sale Agreement (see note 6.A), Gix Media provided Leumi a lien on the consideration received in the form of shares and Leumi released its lien on the shares of Cortex sold by Gix Media.

Gix Media and Quantum Israel’s restricted deposits, in the amounts of $22 and $23, respectively, as of March 31, 2026, are held as security in respect of credit cards and rented offices.

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

On March 24, 2025, the Company entered into the 2025 SEA with Metagramm and all of the shareholders of Metagramm, pursuant to which the Company issued to Metagramm’s shareholders 1,323,000 of the Company’s shares representing 19.99% of its issued and outstanding share capital in exchange for 100% of Metagramm’s issued and outstanding share capital (see note 6.B).

On June 5, 2025, following the Uplist and as part of the June 2024 Facility Agreement, $663 of the Total Credit Facility Amount was converted into an aggregate of 662,957 shares of common stock of the Company and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share. In addition, during June and July 2025, out of 896,636 warrants granted under the June 2024 Facility Agreement, 722,495 warrants were exercised into 722,495 shares of common stock (see note 7.D).

On June 5, 2025, following the Uplist and as part of the First July 2024 Facility Agreement, $100 of the First July 2024 Facility Loan Amount was converted into an aggregate of 100,000 shares of common stock of the Company and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share. In addition, during June 2025, all 650,000 warrants granted under the First July 2024 Facility Agreement were exercised into 650,000 shares of common stock (see note 7.E).

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 10: SHAREHOLDERS’ EQUITY (Cont.)

A. Shares of Common Stock: (Cont.)

On June 5, 2025, following the Uplist and as part of the Second July 2024 Facility Agreement, $160 of the Second July 2024 Facility Loan Amount was converted into an aggregate of 160,000 shares of common stock of the Company and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share. In addition, during June 2025, all 520,000 warrants granted under the Second July 2024 Facility Agreement were exercised into 520,000 shares of common stock (see note 7.F).

On June 15, 2025, the Company issued 37,500 shares of common stock to a consultant as consideration for services provided in connection with the Uplist. The Company recognized $75 of share-based compensation expense, recorded in other expenses, net, during the year ended December 31, 2025.

B. 2024 Private Placement

On July 3, 2024, the Company entered into a definitive securities purchase agreement with a certain investor (the “Lead Investor”) for the purchase and sale in a private placement (the “2024 Private Placement”) of units consisting of (i) 256,875 shares of the Company’s common stock at a purchase price of $1.00 per share and (ii) 385,332 warrants to purchase 385,332 shares of the Company’s common stock (the “PIPE Warrants”) to the Lead Investor and other investors acceptable to the Lead Investor and the Company. The PIPE Warrants are exercisable upon issuance at an exercise price of $1.00 per share and have a three-year term from the issuance date. Upon the closing of the 2024 Private Placement, the Company paid the Lead Investor: (1) $10 for actual and documented fees and expenses incurred and, (2) a commission consisting of (i) a cash fee of $13 and (ii) 12,844 shares of the Company’s common stock.

The aggregate gross proceeds received by the Company from the 2024 Private Placement were $257.

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

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 10: SHAREHOLDERS’ EQUITY (Cont.)

C. July 2025 Private Placement (Cont.)

In connection with the closing of the July 2025 Private Placement and the related proceeds, the First July 2024 Facility Agreement and the Second July 2024 Facility Agreement were terminated. In addition, the shareholders of Metagramm became entitled to partial earn-out payments on a pro rata basis pursuant to the 2025 SEA (see note 6.B).

On September 5, 2025, 20,576 pre-funded warrants were exercised into 20,576 shares of common stock.

D. 2026 Private Placement

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

In connection with the 2026 Private Placement, the Company also entered into an advisory agreement, as amended, with L.I.A. Pure Capital Ltd. (“the Advisor”) pursuant to which the Company agreed to pay the Advisor a commission consisting of (i) a cash fee of $70 (the “Fee”) and (ii) a warrant to purchase 32,000 shares of the Company’s common stock on the same terms as the 2026 PIPE Warrants. Payment of the commission is conditioned upon the closing of the 2026 Private Placement. In addition, in connection with the closing of the 2026 Private Placement, the Company agreed to repay $200 of the outstanding loan amount owed to the Advisor (the “Loan Repayment”) pursuant to the June 2024 Facility Agreement (see note 7.D).

The 2026 Private Placement closed on March 4, 2026, pursuant to which the Company issued 800,000 shares of its common stock and warrants to purchase 640,000 shares of its common stock. The aggregate gross proceeds received by the Company were $1,400. The Company incurred issuance costs of $70 which were recognized as a reduction of additional paid-in capital.

In connection with the closing of the 2026 Private Placement and the related proceeds, the shareholders of Metagramm became entitled to partial earn-out payments on a pro rata basis pursuant to the 2025 SEA (see note 6.B).

In April 2026, subsequent to the balance sheet date, the Company paid the Advisor the Fee and repaid the Loan Repayment.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 10: SHAREHOLDERS’ EQUITY (Cont.)

E. Warrants:

The following table summarizes information of outstanding warrants as of March 31, 2026:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	32,584	July 2029	53.76	32,584
Class K Warrants	32,584	July 2029	89.60	32,584
June 2024 Facility Agreement Warrants (note 7.D)	174,141	June 2027	1.00	174,141
June 2024 Lead Lender Fee Warrants (note 7.D)	5,296,610	June 2027	0.472	5,296,610
2024 PIPE Warrants (note 10.B)	57,190	July 2027	1.00	57,190
2025 July Private Placement - pre-funded warrants (note 10.C)	56,584	Until exercised in full	0.00	56,584
2025 July Private Placement – common warrants (note 10.C)	925,923	January 2031	4.74	925,923
2026 Private Placement - common warrants (note 10.D) (*)	672,000	March 2031	2.625	672,000
Quantum Israel Acquisition - pre-funded warrants (note 10.D) (*)	4,447,595	Until exercised in full	0.00	4,447,595
Total	11,695,211			11,695,211

No warrants were exercised during the three months ended March 31, 2026.

(*)	Warrants were granted on March 4, 2026.

F. Reverse Stock Split:

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

Share and per share data in these financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for periods presented prior to the Reverse Stock Split.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 10: SHAREHOLDERS’ EQUITY (Cont.)

G. Share option plan:

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

Digital content segment - the digital content segment was engaged in the creation and editing of content, in different languages, for different target audiences, for the purposes of generating revenues from leading advertising platforms, including Google, Facebook, Yahoo and Apple, by utilizing such content to obtain internet user traffic for its customers. The digital content segment activity was conducted by Cortex until November 9, 2025 (see note 6.A), after which the Group ceased operations in this segment and continued to operate solely in the search segment (see note 3).

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

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

The chief executive officer, who is the Company’s chief operating decision maker (“CODM”), assesses performance for these segments and decides how to allocate resources based the segments’ operating income or loss and income or loss before tax. Segments’ assets and liabilities are not reviewed by the CODM and therefore were not reflected in the segment reporting. The significant expense categories comprising segments profit and loss regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025 are set forth in the table below.

The substantial amount of non-current assets is derived from Israel and the substantial amount of revenues is derived from United States.

Segments revenues and operating results:

	For the three months ended March 31, 2026
	Search Segment	Adjustments and eliminations (See below)	Total

Revenues from external customers	343	10	353
Traffic-acquisition and related costs	132	-	132
Research and development expenses	-	-	-
Sales and marketing expenses	25	-	25
General and administrative expenses	53	447	500
Depreciation and amortization	-	224	224
Other expenses, net	6	16	22
Segment operating income (loss)	127	(677)	(550)
Financial expenses, net	(4)	(67)	(71)
Segment income (loss), before income taxes	123	(744)	(621)

	For the three months ended March 31, 2025
	Search Segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	529	-		529
Traffic-acquisition and related costs	134	-		134
Research and development expenses	16	-		16
Sales and marketing expenses	20	-		20
General and administrative expenses	75	122		197
Depreciation and amortization	-	173		173
Other expenses, net	-	44		44
Segment operating income (loss)	284	(339)		(55)
Financial expenses, net	(5)	(2,862	)(*)	(2,867)
Segment income (loss), before income taxes	279	(3,201)		(2,922)

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 11: SEGMENT REPORTING (Cont.)

The “adjustments and eliminations” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Depreciation and amortization expenses not attributable to segments (**)	(224)	(173)
Revenues, research and development expenses, sales and marketing expenses, general and administrative expenses and other expenses, net not attributable to the segments (***)	(453)	(166)
	(677)	(339)

(*)	Mainly consist of financial expenses arising from changes in the fair value of financial assets measured at fair value through profit or loss (see note 8).

(**)	Mainly consist of technology and customer relations amortization costs from business combinations.

(***)	Mainly consist of general and administrative expenses such as salaries and related expenses and professional services.

NOTE 12: SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2026, through May 14, 2026, the date of issuance of these financial statements:

A.	Effective April 30, 2026, the Company changed its name from “Viewbix Inc.” to “Quantum X Labs Inc.” and its trading symbol on the Nasdaq Capital Market from “VBIX” to “QXL.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of March 31, 2026 and 2025, and the related statements of statement operation, statement of changes in shareholders’ equity and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Our reporting currency and functional currency is the U.S. dollar. Unless otherwise expressly stated or the context otherwise requires, references in this prospectus to “NIS” are to New Israeli Shekels, and references to “dollars” or “$” mean U.S. dollars.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation, including revenue growth. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the continued demand of digital advertising as an integral part of corporate marketing and internal communications plans and the continued growth and acceptance of digital advertising as effective alternatives to traditional offline marketing products and service;

●	our ability to generate enough cash flow to meet our debt obligations or fund our other liquidity needs, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out shareholders’ ownership interests;

●	our ability to receive credit facility to fund our operations, at favorable terms, or at all;

●	our ability to pay our obligations when they become due, including the contemplated debt restructuring program currently under negotiation with our credit and debtholders;

●	our subsidiaries’ future performance, including our ability to instill potential measures to assist Gix Media Ltd. (“Gix Media”), Metagramm Software Ltd. (“Metagramm”) and Quantum X Labs Ltd. (“Quantum Israel”) in mitigating future economic harm;

●	our ability to realize the benefits of our acquisitions of Quantum Israel and Metagramm;

●	the early-stage and rapidly evolving nature of the quantum computing industry;

●	uncertainty regarding the scalability, reliability and practical application of quantum technologies;

●	our expectations regarding the development, commercialization and adoption of quantum computing technologies;

●	our research and development efforts, anticipated technological advancements, strategic partnerships, market opportunities, competitive positioning, and our future financial performance, including revenue growth, operating expenses and capital requirements;

●	entry of new competitors and products, including competition from larger, more established technology companies, the impact of large and established internet and technology companies and potential technological obsolescence of our offered platforms; and

●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;

●	changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements and the impact of such policies on us, our customers and suppliers, and the global economic environment;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions, including, but not limited to changes in governmental policies, regulations or funding priorities related to quantum computing and advanced technologies;

●	political, economic and military conditions in Israel, including the current security situation in Israel, as well as the war’s potential impact on our business and operation.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with which may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described in this Quarterly Report, and those contained in section captioned “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026 (the “Annual Report”). The Company’s actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview and Background

Quantum X Labs Inc. (the “Registrant”, “Quantum X Labs” or the “Company”) and its subsidiaries are focused on quantum technology, digital advertising and computing and enterprise artificial intelligence (AI) solutions. Quantum Israel is focused on developing and promoting quantum algorithms for the transportation, drug discovery and security segments as well as developing quantum- based GPS replacement and quantum atom accuracy solutions. Gix Media develops a variety of technological software solutions, which perform automation, optimization and monetization of internet campaigns, for the purposes of acquiring and routing internet user traffic to its customers. Metagramm is a developer of grammatical error correction software and offers tools for writing and reviewing, grammar, spelling, punctuation and style features, as well as translation and multilingual dictionaries, using artificial intelligence and machine learning technology.

Quantum Technology

The Company, through its subsidiary Quantum Israel, is focused on developing foundational and applied innovations across quantum computing, sensing, navigation, and security. Its mission is to research, develop, and own quantum technology intellectual property that addresses major challenges emerging as the quantum revolution scales into commercial and industrial use. Quantum Israel combines deep academic research with practical engineering to create deployable quantum solutions.

Quantum Israel maintains a portfolio of five dedicated operating subsidiaries, each targeting distinct applications in quantum technology — a structure that allows for focused research and development, faster innovation cycles, and clearer path to potential commercialization across markets that range from defense navigation to biomedical computing. Through its multi-subsidiary structure, it simultaneously tackles multiple markets while retaining shared intellectual property and research advantages with an aim to bridge cutting-edge research with real-world impact.

Quantum technology generally comprises three principal areas: quantum computing, quantum communication, and quantum sensing. Quantum computing applies principles of quantum mechanics to perform certain computational tasks more efficiently than classical systems and to address problems that are not practically solvable using conventional computing. Quantum communication focuses on the transmission of information using quantum methods and is designed to enhance the security of data exchange. Quantum sensing involves the use of quantum-based systems to measure physical phenomena, such as electromagnetic fields, gravity, and time, with significantly greater sensitivity than traditional sensors

Quantum X Labs benefits from strong ties to leading Israeli academic institutions, which support a multidisciplinary approach combining advanced theoretical research with applied engineering. Members of its team and management have academic backgrounds and research affiliations with institutions, such as Tel Aviv University, Hebrew University of Jerusalem, Technion – Israel Institute of Technology, and the Weizmann Institute of Science. These academic connections contribute to its ability to integrate research across mathematics, physics, and computer science, and to translate foundational quantum concepts into practical algorithms, intellectual property, and technology development relevant to next-generation quantum computing platforms.

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

Quantum Transportation, a 30%-owned affiliate of Quantum X Labs, develops tools that help quantum hardware teams accelerate research and choose efficient quantum error correction schemes tailored to their systems. The subsidiary supports labs and smaller companies that lack in-house quantum error correction expertise. Its platform includes simulators and research environments that improve error tolerance and robustness in quantum processors.

●	CliniQuantum

Focus: quantum-enhanced algorithmic platforms for biomedical research and clinical trials.

CliniQuantum, a 46%-owned affiliate of Quantum X Labs, is developing quantum-accelerated computing methods, including a provisional patent filed for quantum-enhanced Markov Chain Monte Carlo (MCMC) sampling to improve complex probability sampling in clinical research. This technology aims to reveal hidden structures in biological and patient data, enabling faster and more efficient clinical trial modeling, personalization of treatment response, and broader insights across high-dimensional biological datasets

●	Quantum Gyro

Focus: quantum inertial navigation systems and gyroscope technologies.

Quantum Gyro, a 40%-owned affiliate of Quantum X Labs, focuses on developing chip-scale nuclear magnetic resonance (NMR) gyroscope sensors that detect rotation based on shifts in quantum precession frequencies. These systems aim for ultra-low drift and high stability, crucial for navigation where GPS signals are unavailable or jammed (e.g., subterranean, underwater, or defense environments).

●	QuantumQ Security

Focus: next-generation quantum-based cyber and communication security.

QuantumQ Security, a 40%-owned affiliate of Quantum X Labs, builds quantum-native security technologies that leverage quantum principles to enhance protections for communications, data systems, and critical infrastructure. The subsidiary operates from a foundation of Quantum X Labs’ error correction IP and broader quantum algorithm knowledge, aiming to strengthen cybersecurity against both classical and future quantum threats.

●	Quantum Atom Accuracy

Focus: high-precision quantum timing and sensing systems.

Quantum Atom Accuracy, a 40%-owned affiliate of Quantum X Labs, concentrates on quantum-level measurement and timing technologies — platforms that push beyond classical limits in precision and stability. While details on products are emerging, this unit contributes to timing, synchronization, and high-resolution measurement capabilities that can be applied in communications, sensing systems, and advanced research

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

Digital Advertising

Quantum X Labs also operates a digital advertising platform that develops and markets a variety of technological platforms that automate, optimize and monetize digital online campaigns. The Company, through its subsidiary, Gix Media, is focused on digital advertising operations for ad search (the “Search Platform”). Gix Media develops and markets a variety of technological software solutions that automate, optimize and monetize online campaigns. These technological tools enable advertisers and website owners to earn more from their advertising campaigns and generate additional profits from their sites. Through the Search Platform, the Company provides services to leading Search Engines worldwide by developing, marketing and distributing software products to internet users. The operations and activity on this platform are powered by Gix Media.

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

Enterprise AI

The Company, through its wholly-owned subsidiary, Metagramm, specializes in developing advanced writing assistance tools that leverage artificial intelligence, machine learning, and natural language processing technologies. Their flagship product, Bubbl, is an innovative writing tool designed to provide personalized and customized text tailored to the user’s unique expression. Unlike common AI writing tools that often produce machine-like results, Bubbl offers a more human-like writing experience. It supports various modes, including an interactive re-write floating window mode, interactive inline mode, and a grammar-only mode. Additionally, Bubbl caters to different writing needs with specialized profiles for business, medical, academic, and blogging, each incorporating tailored assistance tools to facilitate the writing process.

Recent Developments

Name and Ticker Symbol Change

Effective April 30, 2026, the Company changed its name from “Viewbix Inc.” to “Quantum X Labs Inc.” and its trading symbol on the Nasdaq Capital Market from “VBIX” to “QXL.”

Quantum Israel Acquisition

On December 15, 2025, we entered into a securities exchange agreement (the “Quantum Exchange Agreement”) with Quantum Israel and certain of the shareholders of Quantum Israel (the “Quantum Israel Shareholders”) pursuant to which we agreed to issue to the Quantum Israel Shareholders an aggregate of up to 40.0% of our issued and outstanding capital stock as of December 15, 2025, inclusive of the 800,000 shares of our common stock issuable by us in a private placement offering that we entered into in November 2025 (the “Private Placement Shares”), consisting of (i) up to 2,666,000 shares of our common stock, representing 19.99% of our issued and outstanding capital stock (the “Exchange Shares”), inclusive of the Private Placement Shares, and (ii) pre-funded warrants to purchase up to 4,447,595 shares of our common stock, representing the balance of up to the 40.0%, as of December 15, 2025, less the Exchange Shares (the “Exchange Pre-Funded Warrants”), in exchange for up to 100%, but not less than 85%, of Quantum Israel’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to an amount up to 589,319 of Quantum Israel’s ordinary shares.

In addition, pursuant to the Quantum Exchange Agreement, we may issue up to 12,702,847 additional shares of our common stock or pre-funded warrants to purchase shares of our common stock (collectively, the “Earn-Out Securities”), upon the achievement of certain milestones as follows: (i) the issuance of up to 1,975,998 Earn-Out Securities upon the submission of five (5) patent applications including provisional applications in total, across at least three (3) distinct sub-fields within the quantum sector, by Quantum Israel or any of its Portfolio Companies (as defined in the Quantum Exchange Agreement) during the 18-month period following the Quantum Closing Date (as defined below), (ii) the issuance of up to 3,436,519 Earn-Out Securities upon the closing of listing, public offering, or an M&A Transaction (as defined in the Quantum Exchange Agreement) of any Portfolio Company of Quantum Israel, at a pre-money valuation of no less than $20 million during the twenty four-month period following the Quantum Closing Date, and (iii) the issuance of up to 7,290,330 Earn-Out Securities upon the earlier of: (1) a capital raise of at least $10 million into either the Company or Quantum Israel at a pre-money valuation of no less than $250 million; or (2) closing of any M&A Transaction of Quantum Israel, at a pre-money valuation not less than $250 million during the 48-month period following the Quantum Closing Date. Pursuant to the Quantum Exchange Agreement, the Earn-Out Securities may become issuable to the Quantum Israel Shareholders only following the 12-month anniversary of the Quantum Closing Date, and only upon achievement of the applicable earn-out milestones set forth above.

The Exchange Shares and the shares of common stock issuable upon the exercise of the Exchange Pre-Funded Warrants issuable to the Quantum Israel Shareholders will be subject to a 12-month lock-up period following the Quantum Closing Date, subject to certain exceptions. The Exchange Pre-Funded Warrants and the pre-funded warrants issuable as Earn-Out Securities are, or will be, immediately exercisable upon issuance at an exercise price of $0.0001 per share and will not expire until exercised in full.

The transaction closed on March 4, 2026 (the “Quantum Closing Date”) and resulted in us acquiring 100% of Quantum Israel’s issued and outstanding share capital on a fully diluted and post-closing basis and Quantum Israel becoming a majority-owned subsidiary of the Company.

November 2025 PIPE

On November 5, 2025, we entered into a securities purchase agreement (the “Original SPA”) with certain accredited investors (the “Investors”) in connection with a private placement (the “November 2025 Private Placement”). The Original SPA as a closing condition had that we shall have entered into a definitive and binding agreement to acquire 100% of the share capital on a fully diluted basis of Quantum Israel. As of January 1, 2026, we had entered into a definitive and binding agreement to acquire only 85.01% of the share capital on a fully diluted basis of Quantum Israel. Accordingly, we and the Investors have amended certain terms of the November 2025 Private Placement.

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

We also entered into an advisory agreement (the “Advisory Agreement”) with L.I.A. Pure Capital Ltd. (“the Advisor”) pursuant to which the Advisor provided advisory services in connection with the November 2025 Private Placement. We paid a commission to the Advisor of (i) a cash fee of $70,000 and (ii) a warrant to purchase 32,000 shares of our common stock (the “Advisor Warrant”), which was conditioned upon the closing of the November 2025 Private Placement. The Advisor Warrant has the same terms as the November 2025 Common Warrants. In addition, in connection with the closing of the November 2025 Private Placement, we repaid $200,000 of the outstanding loan amount owed to the Advisor pursuant to that certain Amended and Restated Facility Agreement, dated July 22, 2024, by and between the Company and by and between certain lenders including the Advisor.

Aggregate gross proceeds to us in respect of the November 2025 Private Placement were approximately $1.4 million, before deducting fees payable to the Advisor and other offering expenses payable by us. If the November 2025 Common Warrants are exercised in cash in full this would result in an additional $1.68 million of gross proceeds.

Sale of Cortex

On November 9, 2025, Gix Media, Cortex Media Group Ltd. (“Cortex”), and certain founders of Cortex (the “Founders”) entered into a Share Purchase Agreement (the “Cortex Purchase Agreement”) with Pro Sportority (Israel) Ltd. (the “Pro Sportority”), a subsidiary of Minute Media Inc. (the “Minute Media”). Pursuant to the Cortex Purchase Agreement, Pro Sportority acquired from Gix Media all of the issued and outstanding share capital of Cortex held by Gix Media, constituting 80% of Cortex’s issued and outstanding share capital, and, together with similar agreements entered into with the other shareholders of Cortex and the cancellation of all outstanding options, warrants, and other convertible securities of the Cortex, which resulted in Pro Sportority owning 100% of Cortex’s issued and outstanding share capital on a fully diluted basis (the “Cortex Sale”). The Cortex Sale was signed and closed on November 9, 2025. As a result, Cortex became a wholly-owned subsidiary of Pro Sportority and Cortex ceased being a majority-owned direct subsidiary of Gix Media and an indirect subsidiary of the Company.

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

As a result of the Cortex Sale, Cortex is presented as discontinued operations in our consolidated financial statements for the three months ended March 31, 2025.

Corporate Information

We were incorporated in the State of Delaware on August 16, 1985, under a predecessor name, The InFerGene Company (“InFerGene Company”). On August 25, 1995, a wholly owned subsidiary of InFerGene Company merged with Zaxis International, Inc., an Ohio corporation, which following such merger, the surviving entity, InFerGene Company, changed its name to Zaxis International, Inc. On February 7, 2019, the Company entered into a share exchange agreement (the “Recapitalization Transaction”) with Gix Internet Ltd. (formerly known as Algomizer Ltd.) (“Gix Internet”), pursuant to which, Gix Internet assigned, transferred and delivered 99.83% of its holdings in Viewbix Ltd. (“Viewbix Israel”), to the Company in exchange for shares of restricted common stock of the Company, which resulted in Viewbix Israel becoming a subsidiary of the Company. In connection with the Recapitalization Transaction, effective as of July 26, 2019, the Company’s name was changed from Virtual Crypto Technologies, Inc. to Viewbix Inc. On December 15, 2025, the Company entered into a securities exchange agreement with Quantum X Labs Ltd. and certain of the shareholders of Quantum Israel pursuant to which the Company acquired 100% of Quantum’s issued and outstanding share capital on a fully diluted, post-closing basis and Quantum Israel became a wholly owned subsidiary of the Company. The transaction closed on March 4, 2026. On April 30, 2026, the Company changed its name to Quantum X Labs Inc.

Our principal executive offices are located at: 2 Jabotinsky St, Atrium Tower, 18th floor, Ramat Gan, Israel 5252903 and our telephone number is +972-9-774-1505. Our website address is https://quantumxlabs.xyz/. The information contained on, or that can be accessed through, our websites is not incorporated by reference into this prospectus and is intended for informational purposes only.

Results of Operations

Results of Operations During the Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

Our revenues were $353 thousand for the three months ended March 31, 2026, as compared to $529 thousand during the same period in the prior year.

Our revenues from Gix Media’s Search Platform for the three months ended March 31, 2026, totaled $343 thousand, as compared to $529 thousand during the same period in the prior year.

During the three months ended March 31, 2026, the number of search referrals to Gix Media’s major customer conducted by users from the direct model was 3.7 million, as compared to 6.3 million during the three months ended March 31, 2025. The decrease in user search referrals is primarily due to changes and updates in internet browsers’ technology, which have reduced the scale of distribution of the Company’s products through the direct model. The Company anticipates that its revenues from add-ons to internet browsers will continue to decrease due to changes and updates in internet browsers’ technology. During the three months ended March 31, 2026, the number of search referrals to the Gix Media’s major customer conducted by users from the indirect model was 2.1 million, as compared to zero during the three months ended March 31, 2025. While Gix Media’s revenues from the direct model will continue to decrease its revenues from the search to search model, traffic referral services to search engines through the referral of traffic of users who engage search ads generated by Gix Media, and its revenues from indirect model will increase.

Our traffic-acquisition and related costs were $132 thousand for the three months ended March 31, 2026, a slight decrease as compared to $134 thousand during the same period in the prior year. The slight decrease was immaterial and primarily reflects normal period-to-period fluctuations.

Our research and development expenses were $0 thousand for the three months ended March 31, 2026, as compared to $16 thousand during the same period in the prior year. The reason for the decrease in the three months ended March 31, 2026 is due to the expense reduction primarily in salaries and professional services during the three months ended March 31, 2026.

Our selling and marketing expenses decreased to $25 thousand for the three months ended March 31, 2026, a slight increase as compared to $20 thousand during the same period in the prior year. The slight increase was immaterial and primarily reflects normal period-to-period fluctuations.

Our general and administrative expenses were $500 thousand for the three months ended March 31, 2026, as compared to $197 thousand during the same period in the prior year. The reason for the increase is due to higher professional services expenses in the period following the uplisting to the Nasdaq Capital Market in June 2025 (the “Uplist”) in the three months ended March 31, 2026, as compared to the same period in the prior year.

Our depreciation and amortization expenses for the three months ended March 31, 2026, were $224 thousand as compared to $173 thousand during the same period in the prior year. The increase in depreciation and amortization expenses is attributable to the increase in depreciation and amortization related to the acquisition of Metagramm on March 24, 2025. During the three months ended March 31, 2026, the depreciation and amortization expenses were recorded in full, compared to partial recognition during the same period prior year.

Our other expenses for the three months ended March 31, 2026, were $22 compared to $44 during the three months ended March 31, 2025. Other expenses for the three months ended March 31, 2026, were primarily related to costs incurred in connection with the Quantum Israel acquisition. Other expenses for the three months ended March 31, 2025, were primarily related to costs incurred in connection with the Uplist and registrations for the resale of the Company’s common stock with the SEC.

Our net financial expenses were $71 thousand for the three months ended March 31, 2026, as compared to $2,867 thousand net financial expenses during the same period in the prior year. The decrease during the three months ended March 31, 2026, is mainly attributable to financing expenses during the three months ended March 31, 2025, related to financial instruments arising from the Company’s facility agreements, which are measured at fair value.

Our income tax benefit was $16 thousand for the three months ended March 31, 2026, as compared to an income tax expenses of $42 thousand during the same period in the prior year. The reason for the decrease in our income tax expense during the three months ended March 31, 2026, is due to the decrease in income before tax in the Search Platform.

Net loss from discontinued operations was $0 thousand in the three months ended March 31, 2026, as compared to $880 thousand for the three months ended March 31, 2025. For further details regarding the amounts recorded in respect of discontinued operations in the three months ended March 31, 2025, please refer to note 3 to our Interim consolidated financial statements for the three months ended March 31, 2026.

Liquidity and Capital Resources

As of March 31, 2026, we had current assets of $2,894 thousand, consisting of $1,793 thousand in cash and cash equivalents, $45 thousand restricted deposits, $355 thousand in accounts receivable, $377 thousand in other current assets and $324 thousand in related parties.

As of March 31, 2026, we had non-current assets of $24,813 thousand, consisting of $9 thousand in deferred taxes, $44 thousand in property and equipment net, $3,442 thousand in intangible assets, net, $600 thousand in financial assets measured at cost method and $20,718 thousand in goodwill, of which $14,326 thousand arose from the acquisition of Quantum Israel.

As of March 31, 2026, we had $4,243 thousand in current liabilities consisting of $1,111 thousand in accounts payable, $391 thousand in government authorities, $268 thousand in earn-out payable, $500 thousand in other payables, $1,048 thousand in short term loans and current maturities of long-term loans, $58 thousand in related parties and $867 thousand in short-term convertible loans.

As of March 31, 2026, we had $1,779 thousand in non-current liabilities consisting of $663 thousand in deferred taxes, $390 thousand in long term loans and $726 thousand in earn-out liability which arose from the acquisition of Metagramm.

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

As of December 31, 2025, we had $4,063 thousand in current liabilities consisting of $1,204 thousand in accounts payable, $355 thousand in government authorities, $201 thousand in earn-out payable, $395 thousand in other payables, $1,041 thousand in short term loans and current maturities of a long-term loans and $867 thousand in short-term convertible loans.

As of December 31, 2025, we had $1,705 thousand in non-current liabilities consisting of $586 thousand long-term loans, $793 thousand in earn out liability and $326 thousand in deferred taxes.

We had a negative working capital of $1,349 thousand as compared to a negative working capital of $2,411 thousand as of March 31, 2026, and December 31, 2025, respectively.

During the three months ended March 31, 2026, we had a negative cash flow from operating activities from continuing operations of $604 thousand as compared to a positive cash flow from operations of $191 thousand during the same period in the prior year. The decrease in the three months ended March 31, 2026 is mainly due to a decrease in changes in assets and liabilities items in an amount of $224 thousand during the three months ended March 31, 2026, as compared an increase in the amount of $234 thousand during the three months ended March 31, 2025 mainly due to higher payments to the Company’s accounts payables during the three month period ended March 31, 2026, as compared to the same period prior year.

During the three months ended March 31, 2026, we had a positive cash flow from investment activities of $193 thousand which arose from the acquisition of Quantum Israel, as compared to $12 thousand during the same period in the prior year.

During the three months ended March 31, 2026, we had $1,211 thousand positive cash flow from financing activities as compared to $188 thousand negative cash flow from financing activities during the same period in the prior year. The increase in the three months ended March 31, 2026, was primarily due to $1,400 received under the November 2025 Purchase Agreement.

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

In addition, in connection with the Cortex Sale, Gix Media provided Leumi a lien on the Minute Media Shares and Leumi released its lien on the shares of Cortex sold by Gix Media.

According to the Financing Agreement, Gix Media undertook to meet a financial covenant over the life of the loans. As of March 31, 2026, Gix Media is in compliance with the financial covenant in connection with the Financing Agreement.

Going Concern

During the years ended December 31, 2024, and 2025 and the three months ended March 31, 2026, we experienced a decrease in our revenues from the Search Platforms and Cortex’s digital content platform as a result of the Cortex Adverse Effect, a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the Search Segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the Search Segment, following the lack of availability of suppliers credit from such third party strategic partners. As a result of the foregoing, the Company’s operations were adversely affected.

As a result of such decreases, for the three months ended March 31, 2026, we recorded an operating loss from continuing operations of $550 thousand compared to $55 thousand during the three months ended March 31, 2025, and a net loss of $605 thousand compared to $3,844 thousand during the three months ended March 31, 2025. As of March 31, 2026, we had cash and cash equivalents $1,793 thousand, bank loans and convertible loans of $2,305 thousand and an accumulated deficit of $46,652 thousand. Such a decline in revenues raise a substantial doubt about our ability to continue as a going concern during the 12-month period following the issuance date of our consolidated financial statements for the three months ended March 31, 2026.

Management’s response to these conditions included reduction of salaries and related expenses and reduction of professional services in the research and development, selling and marketing functions, reduction of other operational expenses, such as lease costs and overheads, as well as creation of new partnerships and other new income sources. In addition, the Company raised funds during 2025, increasing its cash balance, as follows: (1) pursuant to the consummation of the Uplist , the Company received during June and July 2025, aggregate gross proceeds of $2,852 in connection with a private placement and three facility agreements, consisting of $630 from the receipt of additional loans and $2,222 from the exercise of warrants and (2) on July 14, 2025, the Company closed an additional private placement transaction with certain accredited investors, pursuant to which the Company received gross proceeds of $4.5 million. Moreover, on March 4, 2026, the Company closed a private placement transaction with certain accredited investors, pursuant to which the Company received gross proceeds of $1.4 million. However, there is significant uncertainty as to whether the Company will be able to secure additional funds when needed.

Our Interim consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Availability of Additional Capital

Our potential financing transactions may include the issuance of equity and/or debt securities including convertible debt, obtaining credit facilities, or other financing mechanisms. In the event that we seek to raise funds through additional private placements of equity or convertible debt, the trading price of our common stock could be adversely affected. Further, any adverse conditions in the financial markets could make it more difficult to obtain future financing through the issuance of equity or debt securities when and if needed. Even if we are able to raise a sufficient amount of funds that may be required, it is possible that we way incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional and/or alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may have to curtail our plan of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

A.	Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, the Company’s chief executive officer and chief financial officer, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s chief executive officer and chief financial officer concluded that, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), the Company’s disclosure controls and procedures were effective as of the end of March 31, 2026.

B.	Changes in Internal Control over Financial Reporting

With the inclusion of the financial information of Quantum Israel beginning in our interim financial statements included in Form 10-Q for the quarterly period ended March 31, 2026, we will be required to implement internal controls over financial reporting with respect to processes and procedures underlying the financial information of Quantum Israel. Other than the aforesaid, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and our consolidated financial statements for the quarter ended March 31, 2026 include an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, our consolidated financial statements for the quarter ended March 31, 2026 include an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

We may not realize the anticipated benefits of the acquisitions of Quantum X Labs Ltd. or Metagramm.

In March 2026, we acquired Quantum Israel, a company that focuses on developing and promoting quantum algorithms for the transportation, drug discovery and security segments as well as developing quantum- based GPS replacement and quantum atom accuracy solutions, and security whose mission is to research, develop, and own quantum technology intellectual property that addresses major challenges emerging as the quantum revolution scales into commercial and industrial use. In March 2025, we acquired Metagramm, a company that specializes in developing advanced writing assistance tools and licenses its products on a subscription basis. Quantum Israel’s and Metagramm’s products and revenue models differ from those of our current platforms. We may not be able to assimilate or integrate the acquired personnel, operations, products, services, and technologies of Quantum Israel or Metagramm successfully or effectively manage the business of Quantum Israel or Metagramm and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquisition of Quantum Israel or Metagramm due to a number of factors, including, without limitation, unanticipated costs or liabilities associated with the acquisition and difficulty of incorporating Quantum Israel’s or Metagramm’s technologies into our platforms. If the acquisition of Quantum Israel or Metagramm fails to meet our expectations, our operating results, business, and financial condition may suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Quantum X Labs Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on September 6, 2022)

3.2	Amended and Restated Bylaws of Quantum X Labs Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the SEC on April 30, 2026)

3.3	Certificate of Amendment to Certificate of Incorporation filed July 15, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on July 19, 2024)

3.4	Certificate of Amendment to Certificate of Incorporation filed April 29, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on April 30, 2026)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.INS*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM X LABS INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Chief Executive Officer
Date: May 14, 2026		(Principal Executive Officer)

	By:	/s/ Shahar Marom
	Name:	Shahar Marom
	Title:	Chief Financial Officer
Date: May 14, 2026		(Principal Financial Officer)

-49-