Form 10-Q
period 2026-06-30
QUANTUM X LABS INC.
filed 2026-08-13
CIK 797542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

On August 13, 2026, the Registrant had 21,567,826 shares of common stock issued and outstanding.

QUANTUM X LABS INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

CONTENTS

Page

Interim Condensed Consolidated Balance Sheets (unaudited)	4 - 5

Interim Condensed Consolidated Statements of Operations (unaudited)	6

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	7 - 8

Interim Condensed Consolidated Statements of Cash Flows (unaudited)	9 - 11

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)	12 - 39

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share data)

		As of June 30	As of December 31
	Note	2026	2025

ASSETS

CURRENT ASSETS

Cash and cash equivalents		2,435	1,018
Restricted deposits		48	20
Accounts receivable		281	315
Related parties		339	-
Other current assets		394	299

Total current assets		3,497	1,652

NON-CURRENT ASSETS

Deferred taxes		5	12
Property and equipment, net		205	56
Investment in equity securities	6.A	600	600
Intangible assets, net	5	2,299	2,045
Goodwill	5	20,721	6,392
Investments accounted for using the equity method		3,840	-

Total non-current assets		27,670	9,105

Total assets		31,167	10,757

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

		As of June 30	As of December 31
	Note	2026	2025

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable		1,146	1,204
Government authorities		368	355
Earn-out payable	6,8	268	201
Short-term loans	7	262	260
Current maturities of long-term loans	7	781	781
Short-term convertible loans	7	667	867
Related parties		83	-
Other payables		472	395

Total current liabilities		4,047	4,063

NON-CURRENT LIABILITIES

Long-term loans, net of current maturities	7	195	586
Deferred taxes		416	326
Earn-out liability	6,8	726	793

Total non-current liabilities		1,337	1,705

Commitments and Contingencies	9

SHAREHOLDERS’ EQUITY

Common stock of $0.0001 par value - Authorized: 490,000,000 shares; Issued and outstanding: 18,829,198 and 10,670,392 shares as of June 30, 2026, and December 31, 2025, respectively.		5	4
Additional paid-in capital		69,945	51,032
Accumulated deficit		(44,167)	(46,047)
Equity attributed to shareholders of Quantum X Labs Inc.		25,783	4,989
Non-controlling interests		-	-
Total equity		25,783	4,989

Total liabilities and shareholders’ equity		31,167	10,757

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share data)

		For the six months ended June 30,		For the three months ended June 30,
	Note	2026	2025	2026	2025

Revenues		646	899	293	370

Costs and Expenses:
Traffic-acquisition and related costs		266	184	134	50
Research and development		185	36	185	20
Selling and marketing		51	50	26	30
General and administrative		1,515	755	1,015	558
Depreciation and amortization		452	408	228	235
Other expenses, net		122	544	100	500

Operating loss		(1,945)	(1,078)	(1,395)	(1,023)

Gain from deconsolidation of CliniQuantum	6.D	3,831	-	3,831	-
Financial expenses, net		184	10,528	113	7,661

Income (loss) from continuing operations, before taxes		1,702	(11,606)	2,323	(8,684)

Tax benefit		(110)	(25)	(94)	(67)

Net income (loss) from continuing operations		1,812	(11,581)	2,417	(8,617)
Net loss from discontinued operations		-	(4,681)	-	(3,801)
Net income (loss)		1,812	(16,262)	2,417	(12,418)

Less: net loss attributable to non-controlling interests		(68)	(936)	(68)	(760)
Net income (loss) attributable to shareholders of Quantum X Labs Inc.		1,880	(15,326)	2,485	(11,658)

Net income (loss) from continuing operations attributable to:
Shareholders of Quantum X Labs Inc.		1,880	(11,581)	2,485	(8,617)
Non-controlling interests		(68)	-	(68)	-
		1,812	(11,581)	2,417	(8,617)

Net loss from discontinued operations attributable to:
Shareholders of Quantum X Labs Inc.		-	(3,745)	-	(3,041)
Non-controlling interests		-	(936)	-	(760)
		-	(4,681)	-	(3,801)

Net income (loss) per share from continuing operations attributed to shareholders:	11
Basic		0.15	(1.83)	0.17	(1.19)
Diluted		0.10	(1.83)	0.12	(1.19)

Net loss per share from discontinued operations – Basic and diluted attributed to shareholders:		-	(0.59)	-	(0.42)

Total net income (loss) per share attributed to shareholders:	11
Basic		0.15	(2.42)	0.17	(1.61)
Diluted		0.10	(2.42)	0.12	(1.61)

Weighted average number of shares (*):
Basic		12,903,662	6,330,104 (*)	14,292,085	7,235,599 (*)
Diluted		19,043,862	6,330,104 (*)	20,074,625	7,235,599 (*)

(*)	Share and per share data in these financial statements for periods preceding the Reverse Stock Split have been retrospectively adjusted to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.G).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2026	10,670,392	4		51,032	(46,047)	4,989	-	4,989
Net income (loss)	-	-		-	1,880	1,880	(68)	1,812
Issuance of shares and warrants in connection with a private placement (see note 10.D)	800,000	(*	)	1,330	-	1,330	-	1,330
Issuance of shares in connection with acquisition of a subsidiary (see note 6.C)	1,866,000	(*	)	15,171	-	15,171	79	15,250
Deconsolidation of subsidiary upon loss of control (see note 6.D)	-	-		-	-	-	(11)	(11)
Exercise of warrants (see note 10.F)	5,492,806	1		2,412	-	2,413	-	2,413
Balance as of June 30, 2026	18,829,198	5		69,945	(44,167)	25,783	-	25,783

	Common stock		Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount	capital	Deficit	Shareholders	Interests	Equity

Balance as of April 1, 2026	13,336,392	4	67,533	(46,652)	20,885	79	20,964
Net income (loss)	-	-	-	2,485	2,485	(68)	2,417
Deconsolidation of subsidiary upon loss of control (see note 6.D)	-	-	-	-	-	(11)	(11)
Exercise of warrants (see note 10.F)	5,492,806	1	2,412	-	2,413	-	2,413
Balance as of June 30, 2026	18,829,198	5	69,945	(44,167)	25,783	-	25,783

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock (**)			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of January 1, 2025	5,296,945	3		28,482	(22,714)	5,771	1,736	7,507
Net loss	-	-		-	(15,326)	(15,326)	(936)	(16,262)
Shares issued in connection with the Reverse Stock Split (see note 10.G)	14	(*	)	-	-	-	-	-
Issuance of shares in connection with acquisition of a subsidiary (see note 6.B)	1,323,000	(*	)	5,159	-	5,159	-	5,159
Issuance of shares and warrants in connection with conversion of loans (see notes 7.D, 7.E, 7.F)	922,957	(*	)	11,072	-	11,072	-	11,072
Exercise of warrants (see notes 7.D, 7.E, 7.F, 10.B)	1,818,747	1		1,819	-	1,820	-	1,820
Redeem of loan to parent company (see note 4)	-	-		-	(4,048)	(4,048)	-	(4,048)
Share-based compensation	37,500	(*	)	75	-	75	3	78

Balance as of June 30, 2025	9,399,163	4		46,607	(42,088)	4,523	803	5,326

	Common stock (**)			Additional paid-in	Accumulated	Total Attributed to the company’s	Non- Controlling	Total
	Number	Amount		capital	Deficit	Shareholders	Interests	Equity

Balance as of April 1, 2025	6,619,959	3		33,641	(26,382)	7,262	1,563	8,825
Net loss	-	-		-	(11,658)	(11,658)	(760)	(12,418)
Issuance of shares and warrants in connection with conversion of loans (see notes 7.D, 7.E, 7.F)	922,957	(*	)	11,072	-	11,072	-	11,072
Exercise of warrants (see notes 7.D, 7.E, 7.F, 10.B)	1,818,747	1		1,819	-	1,820	-	1,820
Redeem of loan to parent company (see note 4)	-	-		-	(4,048)	(4,048)	-	(4,048)
Share-based compensation	37,500	(*	)	75	-	75	-	75

Balance as of June 30, 2025	9,399,163	4		46,607	(42,088)	4,523	803	5,326

(*)	Represents an amount less than $1.
(**)	Share and per share data in these financial statements for periods preceding the Reverse Stock Split have been retrospectively adjusted to reflect a number of shares that is equivalent to the number of shares of the Company post the Reverse Stock Split (see note 10.G).

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share data)

	For the six months ended June 30,		For the three months ended June 30,
	2026	2025	2026	2025
Cash flows from Operating Activities of Continuing Operations
Net income (loss)	1,812	(16,262)	2,417	(12,418)
Less: net loss from discontinued operations	-	4,681	-	3,801
Net income (loss) from continuing operations	1,812	(11,581)	2,417	(8,617)

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	452	408	228	235
Share-based compensation	-	75	-	75
Deferred taxes	(55)	(32)	(27)	(24)
Accrued interest, net	41	(15)	16	4
Interest income	-	(63)	-	(25)
Amortization of loan discounts	-	38	-	16
Change in the fair value of financial assets at fair value through profit or loss (see note 8)	-	10,121	-	7,398
Amortization of deferred debt issuance costs (see notes 7.D. 7.E, 7.F)	6	134	2	66
Gain arising from deconsolidation of a subsidiary upon loss of control (see note 6.D)	(3,831)	-	(3,831)	-

Changes in assets and liabilities items:
Decrease in accounts receivable	34	206	74	85
Increase in other current assets	(60)	(106)	(24)	(53)
Increase in related parties	89	-	89	-
Increase (decrease) in accounts payable	(133)	403	61	514
Decrease (increase) in other payables	(21)	123	(67)	(154)

Net cash used in operating activities from continuing operations	(1,666)	(289)	(1,062)	(480)

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

	For the six months ended June 30,		For the three months ended June 30,
	2026	2025	2026	2025
Cash flows from Investing Activities of Continuing Operations
Purchase of property and equipment	(186)	-	(186)	-
Deconsolidation of a subsidiary upon loss of control (see appendix B and note 6.D)	(120)	-	(120)	-
Net cash from acquisition of subsidiaries (see appendix A and notes 6.B, 6.C)	193	12	-	-

Net cash provided by (used in) investing activities from continuing operations	(113)	12	(306)	-

Cash flows from Financing Activities of Continuing Operations
Receipt of short-term convertible loans	-	630	-	630
Repayment of short-term convertible loans	(200)	-	(200)	-
Receipt of short-term bank loans	2	4,277	-	2,248
Repayment of short-term bank loans	-	(3,263)	(5)	(1,698)
Repayment of long-term bank loans	(391)	(1,327)	(195)	(669)
Change in loan to former parent company	-	(4)	-	(10)
Proceeds from issuance of shares and warrants in connection with the 2026 Private Placement (see note 10.D)	1,400	-	-	-
Proceeds from exercise of warrants	2,413	1,820	2,413	1,820

Net cash provided by financing activities from continuing operations	3,224	2,133	2,013	2,321

Cash flows of Discontinued Operations
Net cash used in operating activities from discontinued operations	-	(547)	-	53
Net cash used in investing activities from discontinued operations	-	-	-	-
Net cash provided by financing activities from discontinued operations	-	170	-	27

Net cash used in discontinued operations	-	(377)	-	80

Increase in cash and cash equivalents and restricted cash	1,445	1,479	645	1,921

Cash and cash equivalents and restricted cash at beginning of period	1,038	682	1,838	240

Cash and cash equivalents and restricted cash at end of period	2,483	2,161	2,483	2,161

Supplemental Disclosure of Cash Flow Activities:

Cash paid during the period
Taxes paid	12	5	10	4
Interest paid	63	265	29	124
	75	270	39	128
Substantial non-cash activities:
Redeem of loan to parent company	-	4,048	-	4,048
Conversion of loans into shares and warrants	-	922	-	922
Issuance of warrants in connection with the 2026 Private Placement (see note 10.D)	34	-	-	-
Classification of Earn-out liability to Earn-out payable (see note 8)	67	-	-	-

The accompanying notes are an integral part of these Interim Condensed Consolidated financial statements.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Cont.)

U.S. dollars in thousands (except share data)

Appendix A:

As of March 4, 2026
Consolidation of Quantum Israel (see note 6.C):
Net working capital other than cash and restricted deposits	211
Property and equipment	9
Goodwill	14,329
In-process research and development, net of deferred taxes	508
Non-controlling interests	(79)
Total consideration	(15,171)

Net cash acquired	(193)

Appendix B:

As of June 4, 2026
Deconsolidation of subsidiary upon loss of control (see note 6.D):
Net working capital other than cash and restricted deposits	100
Recognition of investment accounted for using the equity method	3,840
Non-controlling interests	11
Gain arising from deconsolidation upon loss of control	(3,831)

Net cash deconsolidated upon loss of control	120

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

D. Impact of the War in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and/or ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. Although the United States and Iran have announced ceasefire and de-escalation arrangements from time to time, including a memorandum of understanding entered into on June 17, 2026 that contemplates the termination of military operations on multiple fronts, hostilities have resumed and may continue or escalate. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. The intensity and duration of the security situation in Israel have been difficult to predict, as are the economic implications on the Company’s business and operations and on Israel’s economy in general

As the Group’s customers are mainly in the U.S. and Europe, its operations, revenues, and profitability are not directly affected by the security situation in Israel. However, this is an ongoing event and there is uncertainty regarding its duration, nature, and scope, management is unable to reasonably estimate the extent of the impact at this time.

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

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 1: GENERAL (Cont.)

H. Going Concern

During the years ended December 31, 2024, and 2025 and the six months ended June 30, 2026, the Company experienced a decrease in its revenues from the digital content as a result of the Cortex Adverse Effect (see note 1.E). The Company also experienced a decrease in its revenues from the search segment, as a result of a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the search segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the search segment, following the lack of availability of suppliers credit from such third party strategic partners.

As a result of the foregoing, during the six months ended June 30, 2026, the Company recorded an operating loss from continuing operations of $1,945 compared to $1,078 during the six months ended June 30, 2025. As of June 30, 2026, the Company had cash and cash equivalents of $2,435, bank loans of $1,238 and accumulated deficit of $44,167.

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

Moreover, on March 4, 2026, the Company closed a private placement transaction with certain accredited investors, pursuant to which the Company received gross proceeds of $1.4 million (see note 10.D) and during June and July 2026, the Company received total proceeds of $2,413 and $1,505, respectively, from the exercise of warrants (see notes 10.A, 10.C, 10.D, 12.A and 12.C).

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

The components of the loss from discontinued operations for the six and three months ended June 30, 2025, in the consolidated statements of income consisted of the following:

	For the six months ended June 30, 2025	For the three months ended June 30, 2025

Revenues	4,115	1,911

Costs and Expenses:
Traffic-acquisition and related costs	4,019	1,830
Research and development	236	105
Selling and marketing	356	160
General and administrative	74	18
Depreciation and amortization	1,092	546
Impairment of intangible assets and goodwill (a)	3,150	3,150

Operating loss	4,812	3,898

Financial income, net	(3)	(39)

Loss from discontinued operations before taxes	4,809	3,859

Income tax benefit	(128)	(58)

Net loss from discontinued operations	4,681	3,801

(a)	As of June 30, 2025, the Company identified indicators of impairment of the digital content reporting unit. As a result, the Company performed an impairment test which included a quantitative analysis of the fair value of the reporting unit. The fair value was estimated using the income approach, which is based on the present value of the future cash flows attributable to the reporting unit. The Company compared the fair value of the reporting unit to its carrying amount. As the carrying amount exceeded the fair value, the Company recognized an impairment loss of $3,150 which was driven mainly due to the Cortex Adverse Effect (see note 1.E) and due to a decrease in the cash flow projections.

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

As a result, the outstanding loan amount including accrued interest, totaling $4,048, was redeemed in full. The Redemption was recorded as an increase to the accumulated deficit in the Company’s statement of changes in shareholders’ equity for the period ended June 30, 2025.

For the six months ended June 30, 2025, Gix Media recognized interest income in the amount of $63.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS, NET

A.	Composition:

	In-process research and development	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2026	-	465	1,260	3,073	6,392	11,190

Consolidation of Quantum Israel (note 6.C)	660	-	-	-	14,329	14,989
Balance as of June 30, 2026	660	465	1,260	3,073	20,721	26,179

Accumulated amortization:
Balance as of January 1, 2026	-	465	592	1,696	-	2,753

Amortization recognized during the period	-	-	140	266	-	406
Balance as of June 30, 2026	-	465	732	1,962	-	3,159

Amortized cost:
As of June 30, 2026	660	-	528	1,111	20,721	23,020

	Internal-use Software	Customer Relations	Technology	Goodwill	Total
Cost:
Balance as of January 1, 2025	465	870	2,523	1,083	4,941

Consolidation of Metagramm (note 6.B)	-	390	550	5,309	6,249
Balance as of December 31, 2025	465	1,260	3,073	6,392	11,190

Accumulated amortization:
Balance as of January 1, 2025	429	351	1,192	-	1,972

Amortization recognized during the period	36	241	504	-	781
Balance as of December 31, 2025	465	592	1,696	-	2,753

Amortized cost:
As of December 31, 2025	-	668	1,377	6,392	8,437

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

Fair Value of Quantum Israel’s Identifiable Assets and Liabilities:

Cash and cash equivalents and restricted deposits	193
Net working capital other than cash and restricted deposits	211
Property and equipment	9
Goodwill arising from the acquisition	14,329
In-process research and development, net of deferred taxes	508
Non-controlling interests	(79)
Total cost of the acquisition	15,171

Consideration paid in Company’s shares and pre-funded warrants	10,670
Contingent consideration to be paid in Earn-Out Securities	4,501
Total Consideration	15,171

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

The estimation of the fair value of in-process research and development was determined using the income approach, which is based on the present value of the future cash flows attributable to the identifiable intangible asset. The contingent consideration of $4,501 represents the estimated fair value of the contingent consideration to be paid in Earn-Out Securities to the Quantum Israel Shareholders upon the achievement of certain milestones during the 12-month anniversary of the Quantum Closing Date.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 6: BUSINESS COMBINATION (Cont.)

D. Deconsolidation of CliniQuantum

As of the Quantum Closing Date, CliniQuantum Ltd. (“CliniQuantum”) was a subsidiary of Quantum Israel. On June 3, 2026, a third-party completed the acquisition of 54.01% of the issued and outstanding ordinary shares of CliniQuantum from certain CliniQuantum shareholders, following which Quantum Israel lost control of CliniQuantum.

Upon loss of control, Quantum Israel determined that it exercised significant influence over CliniQuantum. Accordingly, the investment in CliniQuantum was accounted for under the equity method and measured at its fair value of $3,840. The fair value of the investment in CliniQuantum was determined based on a valuation that reflects transactions in CliniQuantum shares. As a result, the Company recognized a gain from deconsolidation of $3,831 in the condensed consolidated statements of operations for the six months ended June 30, 2026.

Quantum Israel is in the process of allocating the difference between the carrying amount of its investment in CliniQuantum and its proportionate share of CliniQuantum’s underlying net assets to the identifiable assets and liabilities of CliniQuantum. While Quantum Israel used its best estimates and assumptions as part of this allocation process to accurately value the CliniQuantum’s assets and liabilities, these estimates are inherently uncertain and subject to refinement as the guidance allows a measurement period of up to one year from June 3, 2026, to make adjustments to this preliminary allocation. Since Quantum Israel elected to recognize the proportionate share of its equity method, there was no impact from these allocations on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2026.

NOTE 7: LOANS

A. Composition of long-term loans, short-term loans, and credit lines of the Group:

The following is the composition of the balance of the Group’s loans according to their nominal value:

	Interest rate	As of June 30, 2026	As of December 31, 2025
Short-term bank loans – Gix Media	SOFR + 4.95%	262	260
Long-term bank loan, including current maturity – Gix Media (received on July 10, 2025)	SOFR + 4.92%	976	1,367
Short-term convertible loans – June 2024 Facility Agreement – Quantum X Labs Inc.	12%	667	867

		1,905	2,494

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

As of June 30, 2026, Gix Media has drawn $262 of the Gix Media Credit Line.

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

In June 2026, 2,680,000 of the June 2024 Lead Lender Fee Warrants were exercised into 2,680,000 shares of common stock. The Company received total proceeds of $1,265 upon exercise of the warrants (see also note 13.C).

In April 2026, the Company repaid $200 of the Additional Amount to the June 2024 Lead Lender.

In July 2026, $589 of the Total Credit Facility Amount was converted into 588,553 shares and warrants, including the remaining $300 of the Additional Amount (see also note 13.D).

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

The following table presents the financial instruments that were measured at fair value through profit or loss:

Earn-out liability
Balance as of January 1, 2026	793
Earn-out payable amounts upon achieving financing milestone in connection with Metagramm Acquisition (see notes 6.B, 10.D)	(67)
Balance as of June 30, 2026	726

	Embedded derivatives	Earn-out liability

Balance as of January 1, 2025	29	-
Earn-out liability recorded in connection with Metagramm Acquisition (see note 6.B)	-	1,010
Earn-out payable amounts upon achieving financing milestone in connection with Metagramm Acquisition (see note 6.B)	-	(201)
Net changes at fair value recognized through profit or loss	10,121	(16)
Embedded derivatives converted to equity	(10,150)	-
Balance as of December 31, 2025	-	793

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

Gix Media and Quantum Israel’s restricted deposits, in the amounts of $23 and $25, respectively, as of June 30, 2026, are held as security in respect of credit cards and rented offices.

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

In June 2026, out of 5,296,610 warrants granted under the June 2024 Facility Agreement to the June 2024 Lead Lender (see note 7.D), 2,680,000 warrants were exercised into 2,680,000 shares of common stock. The Company received total proceeds of $1,265 upon exercise of the warrants.

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

In June 2026, 77,576 common warrants were exercised into 77,576 shares of common stock. The Company received total proceeds of $368 upon exercise of the warrants.

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

The 2026 Private Placement closed on March 4, 2026, pursuant to which the Company issued 800,000 shares of its common stock and warrants to purchase 672,000 shares of its common stock. The aggregate gross proceeds received by the Company were $1,400. The Company incurred issuance costs of $70 which were recognized as a reduction of additional paid-in capital.

In connection with the closing of the 2026 Private Placement and the related proceeds, the shareholders of Metagramm became entitled to partial earn-out payments on a pro rata basis pursuant to the 2025 SEA (see note 6.B).

In April 2026, the Company paid the Advisor the Fee and repaid the Loan Repayment.

In June 2026, out of 672,000 warrants granted under the 2026 Private Placement, 297,143 warrants were exercised into 297,143 shares of common stock. The Company received total proceeds of $780 upon exercise of the warrants (see also note 13.B).

E. Quantum Israel Acquisition

On March 4, 2026, pursuant to the Quantum Israel Acquisition (see not 6.C), the Company issued to the Quantum Israel Shareholders 1,866,000 shares of its common stock and pre-funded warrants to purchase 4,447,595 shares of its common stock. The pre-funded warrants were exercisable upon issuance at an exercise price of $0.0001 per share and will not expire until exercised in full. In June 2026, 2,438,088 pre-funded warrants were exercised into 2,438,087 shares of common stock.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 10: SHAREHOLDERS’ EQUITY (Cont.)

F. Warrants:

The following table summarizes information of outstanding warrants as of June 30, 2026:

	Warrants	Warrant Term	Exercise Price	Exercisable

Class J Warrants	32,584	July 2029	53.76	32,584
Class K Warrants	32,584	July 2029	89.60	32,584
June 2024 Facility Agreement Warrants (note 7.D)	174,141	June 2027	1.00	174,141
June 2024 Lead Lender Fee Warrants (note 7.D)	2,616,610	June 2027	0.472	2,616,610
2024 PIPE Warrants (note 10.B)	57,190	July 2027	1.00	57,190
2025 July Private Placement - pre-funded warrants (note 10.C)	56,584	Until exercised in full	0.00	56,584
2025 July Private Placement – common warrants (note 10.C)	848,347	January 2031	4.74	848,347
2026 Private Placement - common warrants (note 10.D)	374,857	March 2031	2.625	374,857
Quantum Israel Acquisition - pre-funded warrants (note 10.E)	2,009,507	Until exercised in full	0.00	2,009,507
Total	6,202,404			6,202,404

The following table summarizes the activity in outstanding warrants during the six months ended June 30, 2026:

	Warrants outstanding as of January 1, 2026	Warrants granted	Warrants Exercised	Warrants outstanding as of June 30, 2026

Class J Warrants	32,584	-	-	32,584
Class K Warrants	32,584	-	-	32,584
June 2024 Facility Agreement Warrants (note 7.D)	174,141	-	-	174,141
June 2024 Lead Lender Fee Warrants (note 7.D)	5,296,610	-	(2,680,000)	2,616,610
2024 PIPE Warrants (note 10.B)	57,190	-	-	57,190
2025 July Private Placement - pre-funded warrants (note 10.C)	56,584	-	-	56,584
2025 July Private Placement – common warrants (note 10.C)	925,923	-	(77,576)	848,347
2026 Private Placement - common warrants (note 10.D)	-	672,000	(297,143)	374,857
Quantum Israel Acquisition - pre-funded warrants (note 10.E)	-	4,447,595	(2,438,088)	2,009,507
Total	6,575,616	5,119,595	(5,492,807)	6,202,404

G. Reverse Stock Split:

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

H. Share option plan:

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

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 11: EARNING (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) attributable to ordinary shareholders of Quantum X Labs Inc. by the weighted average number of shares of common stock outstanding for the reporting periods.

Diluted net earnings (loss) per share is computed by dividing net earnings (loss) attributable to ordinary shareholders of Quantum X Labs Inc including adjustment of the interest expenses on the Company’s convertible loans, by the weighted-average number of shares of common stock and the potential dilutive common shares outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money warrants using the treasury stock method and the potential conversion of the Company’s convertible loans into shares.

For the six and three months ended June 30, 2025, the Company reported a net loss, therefore did not take into account dilutive effect. As a result, the basic net loss per share was equal to the dilutive net loss per share.

The following table presents the numerator and denominator of the basic and diluted net loss per share computations:

	For the six months ended June 30,		For the three months ended June 30,
	2026	2025	2026	2025
Numerator:
Numerator for basic earnings per share:
Net income (loss) attributable to Quantum X Labs Inc shareholders	1,880	(15,326)	2,485	(11,658)

Effect of dilutive securities:
Interest expenses on convertible loans	43	-	17	-

Numerator for diluted earnings per share:
Adjusted net income (loss)	1,923	(15,326)	2,502	(11,658)

Denominator:
Denominator for basic earnings per share:
Weighted average shares	12,903,662	6,330,104	14,292,085	7,235,599

Effect of dilutive securities:
Warrants and converted loans	6,140,200	-	5,782,540	-
Dilutive potential common shares	6,140,200	-	5,782,540	-

Denominator for diluted earnings per share:
Adjusted weighted average shares	19,043,862	6,330,104	20,074,625	7,235,599

Basic earnings (loss) per share attributable to Quantum X Labs Inc shareholders	0.15	(2.42)	0.17	(1.61)

Diluted earnings (loss) per share attributable to Quantum X Labs Inc shareholders	0.10	(2.42)	0.12	(1.61)

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

Quantum technology segment – the quantum technology segment generally comprises three principal areas: quantum computing, quantum communication, and quantum sensing. Quantum computing applies principles of quantum mechanics to perform certain computational tasks more efficiently than classical systems and to address problems that are not practically solvable using conventional computing. Quantum communication focuses on the transmission of information using quantum methods and is designed to enhance the security of data exchange. Quantum sensing involves the use of quantum-based systems to measure physical phenomena, such as electromagnetic fields, gravity, and time, with significantly greater sensitivity than traditional sensors. The quantum technology segment activity is conducted by Quantum Israel.

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

The chief executive officer, who is the Company’s chief operating decision maker (“CODM”), assesses performance for these segments and decides how to allocate resources based the segments’ operating income or loss and income or loss before tax. Segments’ assets and liabilities are not reviewed by the CODM and therefore were not reflected in the segment reporting. The significant expense categories comprising segments profit and loss regularly reviewed by the CODM for the periods ended June 30, 2026 and 2025 are set forth in the table below.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 12: SEGMENT REPORTING (Cont.)

A substantial portion of non-current assets is derived from Israel and a substantial portion of revenues is derived from the United States.

Segments revenues and operating results:

	For the six months ended June 30, 2026
	Search segment	Quantum technology segment	Adjustments and eliminations (See below)	Total

Revenues from external customers	626	-	20	646
Traffic-acquisition and related	266	-	-	266
Research and development expenses	-	185	-	185
Sales and marketing expenses	51	-	-	51
General and administrative expenses	90	444	981	1,515
Depreciation and amortization	-	-	452	452
Other expenses (income), net	133	(50)	39	122
Segment operating income (loss)	86	(579)	(1,452)	(1,945)
Gain from deconsolidation of a subsidiary	-	-	3,831	3,831
Financial expenses (income), net	(81)	25	(128)	(184)
Segment income (loss), before income taxes	5	(554)	2,251	1,702

	For the six months ended June 30, 2025
	Search Segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	883	16		899
Traffic-acquisition and related costs	184	-		184
Research and development expenses	36	-		36
Sales and marketing expenses	50	-		50
General and administrative expenses	145	610		755
Depreciation and amortization	-	408		408
Other expenses, net	-	544		544
Segment operating income (loss)	468	(1,546)		(1,078)
Financial expenses, net	(40)	(10,488	)(*)	(10,528)
Segment income (loss), before income taxes	428	(12,034)		(11,606)

	For the three months ended June 30, 2026
	Search segment	Quantum technology segment	Adjustments and eliminations (See below)	Total

Revenues from external customers	283	-	10	293
Traffic-acquisition and related	134	-	-	134
Research and development expenses	-	185	-	185
Sales and marketing expenses	26	-	-	26
General and administrative expenses	37	444	534	1,015
Depreciation and amortization	-	-	228	228
Other expenses (income), net	127	(50)	23	100
Segment operating income (loss)	(41)	(579)	(775)	(1,395)
Gain from deconsolidation of a subsidiary	-	-	3,831	3,831
Financial expenses (income), net	(77)	25	(61)	(113)
Segment income (loss), before income taxes	(118)	(554)	2,995	2,323

	For the three months ended June 30, 2025
	Search Segment	Adjustments and eliminations (See below)		Total

Revenues from external customers	354	16		370
Traffic-acquisition and related costs	50	-		50
Research and development expenses	20	-		20
Sales and marketing expenses	30	-		30
General and administrative expenses	70	488		558
Depreciation and amortization	-	235		235
Other expenses, net	-	500		500
Segment operating income (loss)	184	(1,207)		(1,023)
Financial expenses, net	(35)	(7,626	)(*)	(7,661)
Segment income (loss), before income taxes	149	(8,833)		(8,684)

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 12: SEGMENT REPORTING (Cont.)

The “adjustments and eliminations” column for segment operating income includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025

Depreciation and amortization expenses not attributable to segments (**)	(452)	(408)
Revenues, research and development expenses, sales and marketing expenses, general and administrative expenses and other expenses, net not attributable to the segments (***)	(1,000)	(1,138)
Gain from deconsolidation of a subsidiary	3,831	-
	2,379	(1,546)

	For the three months ended June 30, 2026	For the three months ended June 30, 2025

Depreciation and amortization expenses not attributable to segments (**)	(228)	(235)
Revenues, research and development expenses, sales and marketing expenses, general and administrative expenses and other expenses, net not attributable to the segments (***)	(547)	(972)
Gain from deconsolidation of a subsidiary	3,831	-
	3,056	(1,207)

(*)	Mainly consist of financial expenses arising from changes in the fair value of financial assets measured at fair value through profit or loss (see note 8).

(**)	Mainly consist of technology and customer relations amortization costs from business combinations.

(***)	Mainly consist of general and administrative expenses such as salaries and related expenses and professional services.

QUANTUM X LABS INC. (formerly known as Viewbix Inc.)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share data)

NOTE 13: SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2026, through August 13, 2026, the date of issuance of these financial statements:

A.	On July 8, 2026, the Company issued 4,894 shares of common stock to a former consultant as settlement of amounts owed for services previously provided.

B.	On July 9, 2026, 228,571 warrants of the 2026 PIPE Warrants (see note 10.D) were exercised into 228,571 shares of common stock. The Company received total proceeds of $600 upon exercise of the warrants.

C.	During July 2026, 1,916,610 of the June 2024 Lead Lender Fee Warrants (see note 7.D) were exercised into 1,916,610 shares of common stock. The Company received total proceeds of $905 upon exercise of the warrants.

D.	On July 29, 2026, $589 of the Total Credit Facility Amount (see note 7.D) was converted into units, which included 588,553 shares of common stock and the same amount of warrants, each warrant is exercisable into one share of common stock of the Company at an exercise price of $1.00 per share for a three-year period from the issuance date of the warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with the Company’s unaudited financial statements as of June 30, 2026 and 2025, and the related statements of statement operation, statement of changes in shareholders’ equity and statements of cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation, including revenue growth. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications;

●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategies for quantum computing as a service;

●	the early-stage and rapidly evolving nature of the quantum computing industry;

●	uncertainty regarding the scalability, reliability and practical application of quantum technologies;

●	our expectations regarding the development, commercialization and adoption of quantum computing technologies;

●	our ability and timeline to monetize our investments in quantum computing, if at all,

●	the continued demand of digital advertising as an integral part of corporate marketing and internal communications plans and the continued growth and acceptance of digital advertising as effective alternatives to traditional offline marketing products and service;

●	our ability to generate enough cash flow to meet our debt obligations or fund our other liquidity needs, and substantial doubt regarding our ability to continue as a going concern;

●	our need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute out shareholders’ ownership interests;

●	our ability to receive credit facility to fund our operations, at favorable terms, or at all;

●	our ability to pay our obligations when they become due, including the contemplated debt restructuring program currently under negotiation with our credit and debtholders;

●	our subsidiaries’ future performance, including our ability to instill potential measures to assist Gix Media Ltd. (“Gix Media”), Metagramm Software Ltd. (“Metagramm”) and Quantum X Labs Ltd. (“Quantum Israel”) in mitigating future economic harm;

●	our ability to realize the benefits of our acquisitions of Quantum Israel and Metagramm;

●	our research and development efforts, anticipated technological advancements, strategic partnerships, market opportunities, competitive positioning, and our future financial performance, including revenue growth, operating expenses and capital requirements;

●	entry of new competitors and products, including competition from larger, more established technology companies, the impact of large and established internet and technology companies and potential technological obsolescence of our offered platforms; and

●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing products and services;

●	our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees;

●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;

●	changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements and the impact of such policies on us, our customers and suppliers, and the global economic environment;

●	the fact that we conduct business in multiple foreign jurisdictions, exposing us to foreign currency exchange rate fluctuations, logistical and communications challenges, burdens and costs of compliance with foreign laws and political and economic instability in each jurisdiction;

●	adverse federal, state and local government regulation, in the United States, Europe or Israel and other foreign jurisdictions, including, but not limited to changes in governmental policies, regulations or funding priorities related to quantum computing and advanced technologies;

●	macroeconomic conditions, including global economic and geopolitical conditions, military conflicts, government shutdowns, disruptions to and volatility and uncertainty in the credit and financial markets, uncertainty in levels of future economic activity, inflation and interest rates;

●	political, economic and military conditions in Israel, including the current security situation in Israel, as well as the war’s potential impact on our business and operation.

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

●	Quantum Computing- Cold Atom Architecture

Focus: A quantum computer based on cold atom architecture for high-performance quantum processing unit.

A Quantum X Labs activity whose platform leverages advanced laser cooling technology combined with dynamically reconfigurable optical tweezer arrays. This architecture enables rapid, high-fidelity loading of large- scale qubit registers, extended coherence times, and native support for high-performance Rydberg-mediated two-qubit gates.

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

The transaction closed on March 4, 2026 (the “Quantum Closing Date”) and resulted in us acquiring 100% of Quantum Israel’s issued and outstanding share capital on a fully diluted and post-closing basis and Quantum Israel becoming a wholly-owned subsidiary of the Company.

As of June 30, 2026, 2,438,088 Exchange Pre-Funded Warrants were exercised into 2,438,087 shares of our common stock.

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

As of June 30, 2026, 297,143 November 2025 Common Warrants were exercised for aggregate gross proceeds of approximately $0.78 million.

Conversion of June 2024 Credit Facility

On July 29, 2026, we issued 588,553 shares of our common stock and warrants to purchase 588,553 shares of our common stock to certain lenders in connection with the conversion of an aggregate of $589 thousand of outstanding principal under a credit facility agreement entered into in June 2024. As a result of the conversion and issuance of the shares, $73 thousand remains outstanding under the credit facility. The warrants have an exercise price of $1.00 per share and a term of three years from the date of issuance.

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

Results of Operations

Results of Operations During the Three Months Ended June 30, 2026 as Compared to the Three Months Ended June 30, 2025

Our revenues were $293 thousand for the three months ended June 30, 2026, as compared to $370 thousand during the same period in the prior year.

Our revenues from Gix Media’s Search Platform for the three months ended June 30, 2026, totaled $283 thousand, as compared to $354 thousand during the same period in the prior year.

During the three months ended June 30, 2026, our revenues from the direct model were $207 thousand, as compared to $354 thousand during the three months ended June 30, 2025. The decrease in revenues from the direct model is primarily due to changes and updates in internet browsers’ technology, which have reduced the scale of distribution of the Company’s products through the direct model. The Company anticipates that its revenues from add-ons to internet browsers will continue to decrease due to changes and updates in internet browsers’ technology. During the three months ended June 30, 2026, our revenues from the indirect model were $76 thousand, as compared to $0 thousand during the three months ended June 30, 2025. The increase in revenues from the indirect model is due to an increase in our revenues from third party strategic partners.

Our traffic-acquisition and related costs were $134 thousand for the three months ended June 30, 2026, as compared to $50 thousand during the same period in the prior year. The increase in the traffic-acquisition and related costs is primarily due to the increase in our revenues from third party strategic partners and search to search model.

Our research and development expenses were $185 thousand for the three months ended June 30, 2026, as compared to $20 thousand during the same period in the prior year. The reason for the increase in the three months ended June 30, 2026 is due to the consolidation of Quantum Israel’s financial statements following our acquisition of Quantum Israel in March 2026.

Our selling and marketing expenses were $26 thousand for the three months ended June 30, 2026, a slight decrease as compared to $30 thousand during the same period in the prior year.

Our general and administrative expenses were $1,015 thousand for the three months ended June 30, 2026, as compared to $558 thousand during the same period in the prior year. The reason for the increase is due to higher professional services expenses in the period following the uplisting to the Nasdaq Capital Market in June 2025 (the “Uplist”) in the three months ended June 30, 2026, as compared to the same period in the prior year and the consolidation of Quantum Israel’s financial statements following our acquisition of Quantum Israel in March 2026.

Our depreciation and amortization expenses for the three months ended June 30, 2026, were $228 thousand a slight decrease as compared to $235 thousand during the same period in the prior year.

Our other expenses for the three months ended June 30, 2026, were $100 thousand compared to $500 thousand during the three months ended June 30, 2025. Other expenses for the three months ended June 30, 2026, were primarily related to costs incurred in connection with the Quantum Israel acquisition. Other expenses for the three months ended June 30, 2025, were primarily related to costs incurred in connection with the Uplist and registrations for the resale of the Company’s common stock with the SEC.

Our gain from deconsolidation of a subsidiary for the three months ended June 30, 2026, was $3,831 thousand as compared to $0 thousand during the same period in the prior year. The gain from deconsolidation of a subsidiary recognized during the three months ended June 30, 2026, resulted from the loss of control of CliniQuantum following the sale by certain CliniQuantum shareholders of approximately 54.01% of CliniQuantum’s outstanding equity to a third party in June 2026. For further details please refer to note 6.D to our interim consolidated financial statements for the six months ended June 30, 2026.

Our net financial expenses were $113 thousand for the three months ended June 30, 2026, as compared to $7,661 thousand net financial expenses during the same period in the prior year. The decrease during the three months ended June 30, 2026, is mainly attributable to financing expenses during the three months ended June 30, 2025, related to financial instruments arising from the Company’s facility agreements, which are measured at fair value.

Our tax benefit was $94 thousand for the three months ended June 30, 2026, as compared to $67 thousand during the same period in the prior year. The reason for the increase in our tax benefit during the three months ended June 30, 2026, is due to the decrease in income before tax in the Search Platform.

Net loss from discontinued operations was $0 thousand for the three months ended June 30, 2026, as compared to $3,801 thousand for the three months ended June 30, 2025. For further details regarding the amounts recorded in respect of discontinued operations in the three months ended June 30, 2025, please refer to note 3 to our interim consolidated financial statements for the six months ended June 30, 2026.

Results of Operations During the Six Months Ended June 30, 2026 as Compared to the Six Months Ended June 30, 2025

Our revenues were $646 thousand for the six months ended June 30, 2026, as compared to $899 thousand during the same period in the prior year.

Our revenues from Gix Media’s Search Platform for the six months ended June 30, 2026, totaled $626 thousand, as compared to $883 thousand during the same period in the prior year.

During the six months ended June 30, 2026, our revenues from the direct model were $453 thousand, as compared to $883 thousand during the six months ended June 30, 2025. The decrease in revenues from the direct model is primarily due to changes and updates in internet browsers’ technology, which have reduced the scale of distribution of the Company’s products through the direct model. The Company anticipates that its revenues from add-ons to internet browsers will continue to decrease due to changes and updates in internet browsers’ technology. During the six months ended June 30, 2026, our revenues from the indirect model were $173 thousand, as compared to $0 thousand during the six months ended June 30, 2025. The increase in revenues from the indirect model is due to an increase in our revenues from third party strategic partners.

Our traffic-acquisition and related costs were $266 thousand for the six months ended June 30, 2026, as compared to $184 thousand during the same period in the prior year. The increase in the traffic-acquisition and related costs is primarily due to the increase in our revenues from third party strategic partners and search to search mode.

Our research and development expenses were $185 thousand for the six months ended June 30, 2026, as compared to $36 thousand during the same period in the prior year. The reason for the increase in the six months ended June 30, 2026, is due to the consolidation of Quantum Israel’s financial statements following our acquisition of Quantum Israel in March 2026.

Our selling and marketing expenses slightly increased to $51 thousand for the six months ended June 30, 2026, as compared to $50 thousand during the same period in the prior year.

Our general and administrative expenses were $1,515 thousand for the six months ended June 30, 2026, as compared to $755 thousand during the same period in the prior year. The reason for the increase is due to higher professional services expenses in the period following the Uplist in the six months ended June 30, 2026, as compared to the same period in the prior year and the consolidation of Quantum Israel’s financial statements following our acquisition of Quantum Israel in March 2026.

Our depreciation and amortization expenses for the six months ended June 30, 2026, were $452 thousand as compared to $408 thousand during the same period in the prior year. The increase in depreciation and amortization expenses is attributable to the increase in depreciation and amortization related to the acquisition of Metagramm on March 24, 2025. During the six months ended June 30, 2026, the depreciation and amortization expenses were recorded in full, compared to partial recognition during the same period prior year.

Our other expenses for the six months ended June 30, 2026, were $122 thousand compared to $544 thousand during the six months ended June 30, 2025. Other expenses for the six months ended June 30, 2026, were primarily related to costs incurred in connection with the Quantum Israel acquisition. Other expenses for the six months ended June 30, 2025, were primarily related to costs incurred in connection with the Uplist and registrations for the resale of the Company’s common stock with the SEC.

Our gain from deconsolidation of a subsidiary for the six months ended June 30, 2026, was $3,831 thousand as compared to $0 thousand during the same period in the prior year. The gain from deconsolidation of a subsidiary recognized during the six months ended June 30, 2026 resulted from the loss of control of CliniQuantum following the sale by certain CliniQuantum shareholders of approximately 54.01% of CliniQuantum’s outstanding equity to a third party in June 2026. For further details please refer to note 6.D to our interim consolidated financial statements for the six months ended June 30, 2026.

Our net financial expenses were $184 thousand for the six months ended June 30, 2026, as compared to $10,528 thousand net financial expenses during the same period in the prior year. The decrease during the six months ended June 30, 2026, is mainly attributable to financing expenses during the six months ended June 30, 2025, related to financial instruments arising from the Company’s facility agreements, which are measured at fair value.

Our tax benefit was $110 thousand for the six months ended June 30, 2026, as compared $25 thousand during the same period in the prior year. The reason for the increase in our tax benefit during the six months ended June 30, 2026, is due to the decrease in income before tax in the Search Platform.

Net loss from discontinued operations was $0 thousand for the six months ended June 30, 2026, as compared to $4,681 thousand for the six months ended June 30, 2025. For further details regarding the amounts recorded in respect of discontinued operations in the six months ended June 30, 2025, please refer to note 3 to our interim consolidated financial statements for the six months ended June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, we had current assets of $3,497 thousand, consisting of $2,435 thousand in cash and cash equivalents, $48 thousand restricted deposits, $281 thousand in accounts receivable, $394 thousand in other current assets and $339 thousand in related parties.

As of June 30, 2026, we had non-current assets of $27,670 thousand, consisting of $5 thousand in deferred taxes, $205 thousand in property and equipment net, $2,299 thousand in intangible assets net, $600 thousand in investment in equity securities and $20,721 thousand in goodwill and $3,840 thousand arose from Investments accounted for using the equity method.

As of June 30, 2026, we had $4,047 thousand in current liabilities consisting of $1,146 thousand in accounts payable, $368 thousand in government authorities, $268 thousand in earn-out payable, $472 thousand in other payables, $1,043 thousand in short term loans and current maturities of long-term loans, $83 thousand in related parties and $667 thousand in short-term convertible loans.

As of June 30, 2026, we had $1,337 thousand in non-current liabilities consisting of $416 thousand in deferred taxes, $195 thousand in long term loans and $726 thousand in earn-out liability which arose from the acquisition of Metagramm.

As of December 31, 2025, we had current assets of $1,652 thousand consisting of $1,018 thousand in cash and cash equivalents, $20 thousand in restricted deposits, $315 thousand in accounts receivable and $299 thousand in other current assets.

As of December 31, 2025, we had non-current assets of $9,105 thousand consisting of $12 thousand in deferred taxes, $56 thousand in property and equipment net, $600 thousand in investment in equity securities, $2,045 thousand in intangible assets net and $6,392 thousand in goodwill.

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

We had a negative working capital of $550 thousand as compared to a negative working capital of $2,411 thousand as of June 30, 2026, and December 31, 2025, respectively.

During the three months ended June 30, 2026, we had a negative cash flow from operating activities from continuing operations of $1,062 thousand as compared to $480 thousand during the same period in the prior year. The increase during the three months ended June 30, 2026, is mainly attributable to higher payments of accounts payable, as compared to the same period in the prior year.

During the six months ended June 30, 2026, we had a negative cash flow from operating activities from continuing operations of $1,666 thousand as compared to $289 thousand during the same period in the prior year. The increase during the six months ended June 30, 2026, is mainly attributable to higher payments of accounts payable, as compared to the same period in the prior year.

During the three months ended June 30, 2026, we had a negative cash flow from investment activities from continuing operations of $306 thousand, mainly used for the purchase of property and equipment, as compared to $0 during the same period in the prior year.

During the six months ended June 30, 2026, we had a negative cash flow from investment activities from continuing operations of $113 thousand, primarily due to the purchase of property and equipment, partially offset by the acquisition of Quantum Israel, as compared to a positive cash flow from investment activities from continuing operations of $12 thousand during the same period in the prior year, which arose from the Metagramm Acquisition.

During the three months ended June 30, 2026, we had $2,013 thousand positive cash flow from financing activities from continuing operations as compared to $2,321 thousand during the same period in the prior year. The decrease during the three months ended June 30, 2026, was primarily due to lower amount of net bank loans receipt during the three months period ended June 30, 2026, as compared to the same period prior year.

During the six months ended June 30, 2026, we had $3,224 thousand positive cash flow from financing activities from continuing operations as compared to $2,133 thousand during the same period in the prior year. The increase during the six months ended June 30, 2026, was primarily due to $1,400 thousand received under the November 2025 Purchase Agreement.

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

According to the Financing Agreement, Gix Media undertook to meet a financial covenant over the life of the loans. As of June 30, 2026, Gix Media is in compliance with the financial covenant in connection with the Financing Agreement.

Going Concern

During the years ended December 31, 2024, and 2025 and the six months ended June 30, 2026, we experienced a decrease in our revenues from the Search Platforms and Cortex’s digital content platform as a result of the Cortex Adverse Effect, a decrease in user traffic acquired from third party advertising platforms, an industry-wide decrease in advertising budget, changes and updates to internet browsers’ technology, which adversely impacted the Company’s ability to acquire traffic in the Search Segment and a decrease in revenues from routing of traffic acquired from third-party strategic partners in the Search Segment, following the lack of availability of suppliers credit from such third party strategic partners. As a result of the foregoing, the Company’s operations were adversely affected.

As a result of such decreases, for the six months ended June 30, 2026, we recorded an operating loss from continuing operations of $1,945 thousand compared to $1,078 thousand during the six months ended June 30, 2025. As of June 30, 2026, we had cash and cash equivalents of $2,435 thousand, bank loans and convertible loans of $1,905 thousand and an accumulated deficit of $44,167 thousand. Such a decline in revenues raises a substantial doubt about our ability to continue as a going concern during the 12-month period following the issuance date of this Quarterly Report.

Management’s response to these conditions included reduction of salaries and related expenses and reduction of professional services in the research and development, selling and marketing functions, reduction of other operational expenses, such as lease costs and overheads, as well as creation of new partnerships and other new income sources. In addition, the Company raised funds during 2025, increasing its cash balance, as follows: (1) pursuant to the consummation of the Uplist , the Company received during June and July 2025, aggregate gross proceeds of $2,852 thousand in connection with a private placement and three facility agreements, consisting of $630 thousand from the receipt of additional loans and $2,222 thousand from the exercise of warrants and (2) on July 14, 2025, the Company closed an additional private placement transaction with certain accredited investors, pursuant to which the Company received gross proceeds of $4.5 million. Moreover, on March 4, 2026, the Company closed a private placement transaction with certain accredited investors, pursuant to which the Company received gross proceeds of $1.4 million and during June and July 2026, the Company received total proceeds of $2,413 thousand and $1,505 thousand, respectively from the exercise of warrants. However, there is significant uncertainty as to whether the Company will be able to secure additional funds when needed.

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

ITEM 4. CONTROLS AND PROCEDURES

A.	Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, the Company’s co-chief executive officers and chief financial officer, conducted an evaluation (the “Evaluation”) regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the Evaluation, as required by Rules 13a-15 or 15d-15, the Company’s co-chief executive officers and chief financial officer concluded that, and pursuant to the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), the Company’s disclosure controls and procedures were effective as of the end of June 30, 2026.

B.	Changes in Internal Control over Financial Reporting

With the inclusion of the financial information of Quantum Israel beginning in our interim financial statements included in Form 10-Q for the quarterly period ended March 31, 2026, we will be required to implement internal controls over financial reporting with respect to processes and procedures underlying the financial information of Quantum Israel. Other than the aforesaid, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and our consolidated financial statements for the quarter ended June 30, 2026 include a going concern disclosure as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses and negative cash flows from operating activities, substantial doubt exists regarding our ability to remain as a going concern at the same level at which we are currently performing. Accordingly, our consolidated financial statements for the quarter ended June 30, 2026 include an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Quantum X Labs Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on September 6, 2022)

3.2	Amended and Restated Bylaws of Quantum X Labs Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the SEC on April 30, 2026)

3.3	Certificate of Amendment to Certificate of Incorporation filed July 15, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on July 19, 2024)

3.4	Certificate of Amendment to Certificate of Incorporation filed April 29, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on April 30, 2026)

31.1*	Certification of co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.INS*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM X LABS INC.

	By:	/s/ Amihay Hadad
	Name:	Amihay Hadad
	Title:	Co-Chief Executive Officer
Date: August 13, 2026		(Co-Principal Executive Officer)

	By:	/s/ Yakov Baranes
	Name:	Yakov Baranes
	Title:	Co-Chief Executive Officer
Date: August 13, 2026		(Co-Principal Executive Officer)

	By:	/s/ Shahar Marom
	Name:	Shahar Marom
	Title:	Chief Financial Officer
Date: August 13, 2026		(Principal Financial Officer)

-54-